Form 10-K405
period 1999-03-31
NEON SYSTEMS INC
filed 1999-06-29
CIK 1072978

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER: 0-25457

                               NEON SYSTEMS, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             76-0345839
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)
    14100 SOUTHWEST FREEWAY, SUITE 500,                   77478
             SUGAR LAND, TEXAS                         (zip code)
  (Address of principal executive offices)

                                 (281) 491-4200
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
-----------------------------------------------  -----------------------------------------------
                     None                                             None

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of Registrant as of June 25, 1999 was $141,121,740.

    As of June 25, 1999, 8,850,033 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Selected portions of the Information Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of Registrant's fiscal year ended March 31, 1999 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NEON SYSTEMS, INC.
                                   FORM 10-K
                      FOR FISCAL YEAR ENDED MARCH 31, 1999
                               TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     -----
                                                           PART I

1.         Business.............................................................................................           1
2.         Properties...........................................................................................          21
3.         Legal Proceedings....................................................................................          21
4.         Submission of Matters to a Vote of Security Holders..................................................          22

                                                           PART II

5.         Market for Registrant's Common Equity and Related Stockholder Matters................................          24
6.         Selected Consolidated Financial Data.................................................................          26
7.         Management's Discussion and Analysis of Financial Condition and Results of Operations................          28
7A.        Quantitative and Qualitative Disclosures about Market Risk...........................................          35
8.         Consolidated Financial Statements and Supplementary Data.............................................          36
9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................          53

                                                          PART III

10.        Directors and Executive Officers of Registrant.......................................................          53
11.        Executive Compensation...............................................................................          53
12.        Security Ownership of Certain Beneficial Owners and Management.......................................          53
13.        Certain Relationships and Related Transactions.......................................................          53

                                                           PART IV

14.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K....................................          53

                                     PART I

    This Report contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies and predictions of NEON Systems, Inc. ("NEON") or its management with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of NEON'S stock price, development by competitors of new or competitive products or services, the entry into the market by new competitors, the sufficiency of NEON'S working capital and the ability of NEON to retain management, to implement its business strategy, to assimilate and integrate any acquisitions, to retain customers or attract customers from other businesses and to successfully defend itself in ongoing and future litigation. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 1. BUSINESS

RECENT EVENTS

    In March 1999, NEON completed an initial public offering of 3,041,000 shares of its Common Stock at an offering price of $15.00 per share. NEON's Common Stock is traded on the Nasdaq National Market under the symbol "NESY." Immediately prior to the completion of the offering, the holder of NEON's Series A Redeemable, Convertible Preferred Stock converted all 625,000 shares of Series A Redeemable, Convertible Preferred Stock then outstanding into 3,125,000 shares of NEON's Common Stock.

OVERVIEW

    NEON develops, markets and supports Enterprise Access and Integration software. NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation which was incorporated in June 1991. NEON's primary product family, Shadow, provides rapid and cost-effective access to, and connectivity between, enterprise data, transactions and applications. Shadow products enable the deployment of new applications and the extension of legacy applications across a variety of computing environments, including the Internet and client/server and mainframe systems. Shadow Direct enables client/server applications to access and integrate with mainframe data and applications. Shadow Web Server enables Web browsers to access and integrate with mainframe data and applications. Shadow Enterprise Direct provides access and integration between client/server systems. These products allow organizations to provide applications that combine the reliability, scalability, security and control of the mainframe with the flexibility and cost-effectiveness of the Internet and client/server environments.

INDUSTRY BACKGROUND

    In organizations today, a critical asset is the information technology infrastructure. Many new organizational initiatives, such as managing information flow across a supply chain, gaining a deeper understanding of customer buying habits or characteristics, or engaging in more targeted marketing, selling and production, depend on the effective delivery of information where it is needed and when it is needed.

One of the greatest challenges to implementing these new strategies is exploiting powerful new technologies within the existing systems infrastructure of an enterprise--specifically, combining the strengths of the mainframe environment with the benefits of Internet and client/server systems.

    The advantages of the various platforms can be described as follows:

    - MAINFRAMES. Mainframes offer proven reliability, scalability, security and control as well as time-tested applications, often representing millions of dollars of investment for an organization. As a result, many organizations continue to depend on the mainframe to run core business processes, such as inventory management, payroll processing and customer billing and support. Historically, organizations have invested substantial amounts in mainframe systems. According to International Data Corporation, in 1997 alone, organizations invested approximately $18 billion in high-end servers, comprised substantially of mainframe systems. As a result, a vast amount of corporate data and records resides on mainframe systems, representing a wealth of important corporate information.

    - CLIENT/SERVER SYSTEMS. Client/server systems enable many users and applications to share data as well as server resources and enable applications to be developed and deployed more rapidly than mainframe applications. Many organizations have deployed new client/server applications, either developed in-house or purchased from packaged application vendors.

    - THE INTERNET. The Internet offers a low-cost, global network infrastructure that enables organizations to communicate externally with customers, suppliers and partners and to coordinate internally by extending employee access to key applications and information. Web-based, business critical applications typically leverage common Web browser interfaces and offer a means to improve service levels while reducing costs.

    Organizations are seeking new applications that combine the strengths of the mainframe environment with the benefits of the Internet and client/server systems. While these applications offer high strategic value, they create several challenges. The first set of challenges is organizational. It is very difficult for organizations to recruit high-quality systems engineers with the experience necessary to create these new applications. Although some engineers may understand the complexities of the Internet or client/server environment, few will be able to combine that expertise with a deep understanding of mainframe systems. In addition, many talented mainframe systems engineers now are preoccupied with finding and fixing Year 2000 problems. The shortage of qualified engineers frequently leads to expensive outsourced development contracts during a time when internal information technology departments are under increasing pressure to contain costs.

    The second set of challenges is created by the inherent limitations of existing solutions. Organizations have historically addressed the need to provide greater access to data and applications by means of a limited number of inflexible techniques, including data extract programs, screen-scraping and file transfers. These techniques have typically been implemented in an AD HOC manner to address specific requirements as they have arisen over time. Accordingly, they generally require extensive manual custom software coding, provide limited functionality, flexibility and scalability, and may require a costly, burdensome and ongoing maintenance program.

    Over the past several years, a number of software products, known generically as "middleware," have been introduced to provide organizations with a packaged product to attempt to solve their access and integration challenges. Middleware software provides the connection between a client application and a server application, database or transaction processing system. Although current middleware software products provide certain benefits, they generally are limited in three major areas:

    - Many current middleware products have been developed for client/server systems and cannot integrate directly with mainframe operating systems without the use of additional databases, hardware or proprietary application programming interfaces that limit the access, adaptability or performance of the solution.

    - Many current middleware products do not include, or have a limited number of, systems management tools, making these products more burdensome for information technology personnel to manage.

    - Many current middleware products are difficult to integrate quickly into existing information technology infrastructures without a significant investment of time and other resources.

    As a result of these limitations, organizations are increasingly seeking to deploy more flexible, easy-to-install, cost-effective and high-performance enterprise access and integration software products that leverage their investments in older, legacy technology by integrating the strengths of the mainframe with the benefits of the Internet and client/server systems.

THE NEON SOLUTION

    NEON develops, markets and supports Enterprise Access and Integration software. NEON's primary product family, Shadow, provides rapid and cost-effective access to, and connectivity between, enterprise data, transactions and applications. Shadow products enable the deployment of new applications and the extension of legacy applications across a variety of computing environments, including the Internet and client/server and mainframe systems. This allows organizations to provide applications that combine the reliability, scalability, security and control of the mainframe with the flexibility and cost-effectiveness of the Internet and client/server environments. Shadow Direct enables client/server applications to access and integrate with mainframe data and applications. Shadow Web Server enables Web browsers to access and integrate with mainframe data and applications. Shadow Enterprise Direct provides access and integration between client/server systems.

    NEON's Shadow products provide organizations with the following benefits in deploying new applications and extending existing applications:

    - EASY TO USE AND COST-EFFECTIVE. The Shadow products were designed to be easy to use and compatible with a variety of other applications and to provide a rapid return on investment. The Shadow products can typically be installed without on-site assistance within one day. As a result of this "out-of-the-box" functionality, customers can rapidly implement and utilize Shadow products in deploying new applications and extending existing applications with minimal training. Furthermore, unlike many middleware products, the Shadow products do not require additional hardware and software components to connect distributed computing applications with mainframe environments. Due to this reduced complexity, Shadow products lower costs by reducing the management burden on information technology personnel.

    - PRESERVE INFORMATION TECHNOLOGY INVESTMENT. The Shadow products preserve an organization's investment in mainframe technology while allowing customers to take advantage of the benefits of the Internet and client/server environments. NEON believes mainframe platforms will continue to dominate large-scale information technology systems for the foreseeable future. Using NEON's Shadow products, organizations can continue to use these reliable, mission-critical applications as new technologies and market opportunities evolve.

    - FLEXIBILITY. The Shadow products use industry-standard technologies that allow users to select client-side development tools, mainframe data sources and connection modes used to connect the client and server. The Shadow products' flexible architecture allows organizations to maximize the use of existing internal skills and technologies to develop new applications using more familiar mainframe and client/server development tools. These benefits allow organizations to quickly implement a Shadow product that can be utilized for a variety of applications.

    - HIGH PERFORMANCE; SCALABILITY. The Shadow products provide "real time" access to and integration with mainframe systems through Internet or client/server applications. While many middleware products provide connectivity to mainframe systems, few provide the rapid response and scalability delivered by the Shadow products. The Shadow products' scalability allows information technology groups to broadly expand the user base of an application without concerns about deteriorating application performance.

    - EXTENSIVE MANAGEMENT, MONITORING AND CONTROL CAPABILITIES. The Shadow products provide a number of utilities that support all phases of the application lifecycle. The Shadow products' end-to-end diagnostics provide rapid resolution of development problems, resulting in faster delivery of applications extended from the mainframe. The Shadow products maintain the required performance and availability of mainframe-based applications operating in a distributed environment at significantly reduced system maintenance costs.

    In addition to its Shadow products, NEON has two other product families. NEON markets and sells a suite of subsystem management software products referred to as Enterprise Subsystem Management software. NEON also sells two security products in a newly formed product family known as the Enterprise Security Management products. As organizations increasingly deploy Internet and client/server applications that are dependent upon mainframe-based data and applications, new demands will be placed on mainframe subsystems. For example, when an application that once was subject to use by a single corporate office is made available to customers through the Internet, it may need to be operational on a continuous basis to support global operations. The number of potential users accessing the mainframe may increase substantially, and its workload may fluctuate dramatically. In addition, corporations require new strategies to handle increasing and changing security demands. NEON's Enterprise Subsystem Management software products improve the availability and performance of mainframe subsystems to support the growing demands placed on the mainframe to support new users and applications. NEON Enterprise Security Management products provide cost-effective and automated management of small numbers of key corporate security issues across common and interoperable mainframe and desktop environments.

THE NEON STRATEGY

    NEON's goal is to be the leading provider of enterprise access and integration software. The following are key elements of the NEON strategy:

    - MAINTAIN AND ENHANCE TECHNOLOGICAL LEADERSHIP. NEON believes that it is a technology leader in providing enterprise access and integration software. The foundation of its technological leadership is the product architecture and core code base that underlie the Shadow products. This architecture not only provides significant advantages over competing products, but provides the building blocks for the delivery of new Shadow products by NEON. NEON intends to continue to maintain and enhance its technological leadership by leveraging its proven architecture to rapidly develop and release new products.

    - CAPITALIZE ON MARKET FOR INTERNET APPLICATIONS AND E-BUSINESS SOLUTIONS. NEON believes that many organizations are looking for cost-effective ways to take advantage of the new channels, markets and organizational structures presented by the rapid growth of the Internet. The Shadow products provide a cost-effective way to "Web-enable" applications and allow organizations to rapidly deploy new Internet applications and participate in e-business opportunities. NEON intends to continue to leverage its leadership in Web-enablement technology for mainframe data and applications.

    - LEVERAGE INSTALLED BASE OF CUSTOMERS. Approximately 220 organizations worldwide, including approximately one-fourth of the Fortune 100 companies, have purchased NEON's products. NEON's customers span major industries, including automobile manufacturing, energy, banking, financial services, publishing, engineering and retail. To date, the majority of these customers use NEON's products in specific departments, divisions or locations. NEON believes it can penetrate more deeply into existing customer sites as well as cross-sell either new Enterprise Access and Integration products or Enterprise Subsystem Management products. In addition, NEON believes there is a large opportunity to sell organization-wide licenses to its installed customer base.

    - EXPLOIT PRODUCT DEVELOPMENT STRENGTH. NEON employs a product authorship program that rewards NEON's product authors individually with commissions based on the market success of the NEON products they author. NEON believes that the proximity of its product authors to the customer is critical, and its product authorship program is designed to encourage NEON's authors to evaluate the effectiveness of a product in the actual customer environment. This authorship program contributes to NEON's ability to hire and retain highly skilled authors. In addition to its internal development resources, NEON distributes Enterprise Subsystem Management products developed by Peregrine/Bridge Transfer Corporation pursuant to a development and distribution agreement. NEON believes that its relationship with Peregrine/Bridge Transfer Corporation enables it to address a complementary software market without substantial development resource commitment.

    - MAXIMIZE BENEFITS OF DIRECT TELESALES MODEL. NEON utilizes a direct telesales model that minimizes the number of remote sales offices and customer site visits and focuses on effective use of the telephone and Internet communications for product demonstrations and product sales. NEON believes its direct telesales approach allows it to achieve better control of the sales process and respond more rapidly to customer needs while maintaining an efficient, low-cost sales model. NEON intends to continue to expand its direct telesales force, both domestically and internationally.

ENTERPRISE ACCESS AND INTEGRATION PRODUCTS

    The Shadow product family consists of three major software products: Shadow Direct, Shadow Web Server and Shadow Enterprise Direct.

    SHADOW DIRECT. Shadow Direct provides organizations with direct access to mainframe-based data, transactions and applications from desktop computers. Shadow Direct may be used in multi-tier client/ server environments utilizing computer operating programs such as Unix and Windows NT. In multi-tier environments, different parts of a computer program may be distributed among several tiers of computers or networks. Shadow Direct eliminates the need for separate hardware and software components and provides a number of unique connection capabilities to meet a wide variety of corporate application requirements. Shadow Direct also provides strong performance qualities, such as scalability, management and control.

    SHADOW WEB SERVER. Shadow Web Server provides "Web-enablement" of mainframe applications for access by Web browsers, thereby allowing organizations to rapidly install and deploy Web-based applications. Shadow Web Server provides direct Internet access to mainframe-based data and transactions from the most popular Web browsers. Unlike most competitive products providing Web-based access to mainframes, Shadow Web Server allows information technology organizations to utilize existing mainframe programming skills and software management techniques without extensive retraining in distributed computing languages and development tools. In addition, Shadow Web Server Web-enables mainframe applications without compromising mainframe security levels and provides secure access by supporting industry standard and proprietary NEON security technologies. Similar to Shadow Direct, Shadow Web Server minimizes the number of components that limit the scalability, manageability and control of other products.

    Shadow Direct and Shadow Web Server can be enhanced with Shadow Add-on Components that meet changing application demands. The add-on components give the customer the ability to purchase additional capabilities when required, providing an adaptable solution that meets customers' evolving needs by extending client attributes, server attributes and/or connection capabilities. For example, the server is typically extended to support additional data or transactional sources as the need arises to use these in new applications. In addition, batch encryption and decryption of files is available for sensitive business transmission of data. This add-on component provides a low-cost, cross-platform encryption technology to provide secure transmission of sensitive business information. The add-on components provide NEON's customers with an extendable and flexible long-term solution for their enterprise access and integration needs.

    SHADOW ENTERPRISE DIRECT. Shadow Enterprise Direct provides organizations with direct access to Unix and Windows NT-based data and applications from the desktop. Shadow Enterprise Direct eliminates the need for maintaining multiple database drivers and provides unique connection capabilities to meet a wide variety of corporate database and applications requirements. Shadow Enterprise Direct also provides strong performance qualities, such as scalability, manageability and control.

NEON'S UNIQUE PRODUCT ARCHITECTURE

    NEON's Enterprise Access and Integration Architecture is central to the Shadow products' success. NEON designed this architecture to be open and significantly less complex than competing architectures. NEON believes its architecture not only provides significant technological advantages over competing products, but also reduces the cost of product development and time-to-market. NEON's Enterprise Access and Integration Architecture allows organizations to implement a single architecture that meets mainframe access and integration needs and maintains open standards for flexibility and adaptability.

    The Enterprise Access and Integration Architecture consists of four fundamental architectural elements that work together to deliver flexible, high-performance capabilities for enterprise access and integration: Shadow Client, Shadow Connection, Shadow Management/Run-Time and Shadow Access. Each element represents a substantial NEON investment measured in terms of lines of code and man-years of development.

    SHADOW CLIENT. Shadow Client supports client application programming interfaces, protocols and security standards for all major application environments, including the Hypertext Markup Language and Hypertext Transfer Protocol used in Internet applications and including Open Database Connectivity, a standard application programming interface used in connection with client/server systems. In addition, NEON is continuing to develop and intends to deliver similar products to support emerging technologies such as Java Database Connectivity, an application program interface used in connecting programs written in Java to databases.

    SHADOW MANAGEMENT/RUN-TIME. Shadow Management/Run-Time is the hub for all Shadow Add-on Components which allows local and remote access to mainframe-based data and transactions. Shadow Management/Run-Time provides management, execution, security and control of the enterprise access environment.

    SHADOW CONNECTION. Shadow Connection provides support for a number of connection options from the client to Shadow Management/Run-Time. These options provide flexibility, allowing organizations to select connection modes to fit a variety of application demands.

    SHADOW ACCESS. Shadow Access integrates and supports a series of plug-in modules for access to data and transactional sources. In addition, organizations can purchase Shadow Add-on Components as their needs evolve. NEON continues to develop and market additional add-on components to expand the versatility of the solution.

ENTERPRISE SUBSYSTEM MANAGEMENT PRODUCTS

    NEON's Enterprise Subsystem Management products cost-effectively maintain the performance and availability required by mainframe environments as the demand for new applications increases. NEON develops and markets these products pursuant to a development and distribution agreement with Peregrine/Bridge Transfer Corporation.

    NEON provides six Enterprise Subsystem Management products that address the market opportunity in Information Management Systems subsystem management. These products maintain high availability, integrity and performance of Information Management Systems databases, and the ability to load and unload data, to manage indices and to place Information Management Systems data where desired. These products provide cost-effective means to handle demands of existing and new applications as they are updated to take advantage of Internet and client/server computing. NEON also provides Customer Information and Control Affinities Server, a product that addresses the market opportunity for Customer Information and Control solutions, which are established middleware solutions from IBM for mainframe computers. This product allows organizations to more completely realize the advantages of IBM's System/390 SYSPLEX platform in the Customer Information and Control subsystem area.

ENTERPRISE SECURITY MANAGEMENT PRODUCTS

    NEON's Enterprise Security Management products, announced in May 1999, provide cost-effective and automated management of corporate security across common and interoperable mainframe and desktop environments. NEON Enterprise Security Management software enables authorized users to focus on business activities while helping to protect corporate assets in common application processing environments.

    NEON provides two products that address Enterprise Security Management market opportunities. Halo SSO provides two-way password synchronization and single sign-on across IBM mainframe and Microsoft Windows NT environments. This product allows corporations to minimize time spent on password administration and reduce the risk associated with multiple passwords. Halo PGP provides low-cost, cross-platform batch encryption and decryption of files for the IBM mainframe environment. This product helps ensure privacy of sensitive data transmissions with low cost of deployment.

CUSTOMERS

    NEON's customer base spans major industries, including automobile, manufacturing, energy, banking, financial services, publishing, engineering, government and retail.

    NEON provides its products to customers under non-exclusive, non-transferable licenses. Under NEON's current standard license agreement, licensed software may be used solely for the customer's internal operations, and NEON does not sell or transfer title to its products to its customers.

SALES AND MARKETING

    NEON sells its products through a direct telesales force and, to a lesser extent, through independent distributors.

    DIRECT TELESALES. NEON utilizes a direct telesales model that minimizes the number of remote sales offices and customer site visits and focuses on effective use of the telephone and Internet communications for product demonstrations and product sales. When necessary, NEON's sales force will also travel to customer locations for on-site demonstrations and product trials. The direct telesales model allows NEON's sales representatives to be successful without substantial travel, thereby improving earning potential and providing a higher quality of life. NEON believes this model is a significant factor in recruiting and retaining outstanding sales professionals. NEON believes its direct telesales approach allows it to achieve better control of the sales process and to respond more rapidly to customer needs, while maintaining an overall low-cost sales model. Sales cycles typically range from three to six months.

    The direct telesales force for North America is based in Sugar Land, Texas and generates a substantial majority of NEON's revenues. In January 1997, NEON established its first international direct telesales office in London, England. In August 1997, NEON established another international direct telesales office in Frankfurt, Germany. NEON increased the size of its direct telesales organization from 21 to 31 individuals over the last fiscal year and expects to continue hiring sales personnel, both domestically and internationally, over the next fiscal year.

    INDEPENDENT DISTRIBUTORS. NEON has also established indirect distribution channels through independent distributors in Europe, Latin America and the Pacific Rim. At March 31, 1999, NEON had 12 distributors covering 22 countries. NEON's distributors typically perform marketing, sales and technical support functions in their assigned country or region. They may distribute directly to the customer, via other resellers or through a combination of both channels. NEON continuously trains its international distributors in both product capabilities and sales methodologies. For financial information attributable to each of NEON's geographic sales areas, see "Note 8--Foreign Operations and Significant Customers" in the Notes to Consolidated Financial Statements.

    In addition to its internal marketing activities, NEON has established relationships with other vendors that are complementary to NEON's efforts to expand acceptance of the Shadow and Enterprise Subsystem Management products. NEON's internal marketing activities include trade and road shows, public relations, news releases, trade article placements and technical analyst meetings as well as targeted print trade advertising. NEON also relies on its Internet site and Web-based seminars to supplement its primary marketing activities.

    ORIGINAL EQUIPMENT MANUFACTURER RELATIONSHIPS. NEON has original equipment manufacturer relationships with Ardent Software (formerly Prism Solutions), Informatica and Xantel. These companies embed Shadow Direct in their products to provide access to mainframe-based enterprise data and transactions from their respective applications. The original equipment manufacturer contracts and NEON's software limit access to only their applications. In addition to generating revenues, these relationships provide an opportunity for NEON's direct telesales force to sell licenses offering broader Shadow product functionality.

    MARKETING RELATIONSHIPS. NEON has developed marketing relationships with BEA Systems, IBM, Microsoft and SilverStream. NEON believes that these relationships could present NEON with access to sales opportunities requiring a unique combination of product features and requirements that are not available from any of the foregoing vendors acting independently.

CUSTOMER SUPPORT

    NEON believes that high-quality and long-term customer support is a critical requirement for continued growth and increased sales of its products. NEON has made significant investments in increasing the size of its support organization in the past and plans to continue to do so in the future. Customer support personnel provide pre-sale, installation and post-sale technical support by toll-free telephone, E-mail and facsimile, and through NEON's Internet site and bulletin boards. Customer support is available on an around-the-clock basis. In addition, customer service representatives contact each customer within six months after installation to assess customer satisfaction and obtain feedback. As a result of the "out-of-the-box" functionality of its products, NEON does not require a large customer support organization.

PRODUCT DEVELOPMENT

    NEON's research and development efforts are focused primarily on expanding its Enterprise Access and Integration products, continuing to deliver new Enterprise Subsystem Management products and enhancing the capabilities found in NEON's new Enterprise Security Management products. NEON believes that attracting and retaining talented software developers is an important component of NEON's product development activities. To this end, NEON has instituted a product authorship incentive program that rewards NEON's product authors individually with commissions based on the market success of the applications designed, written, marketed and supported by them. NEON believes that the proximity of its product authors to the customer is critical, and its product authorship program is designed to encourage NEON's developers to evaluate the effectiveness of a product in the actual user environment. NEON incorporates the recommendations of existing and potential customers when developing its products and believes that continued dialogue with customers is an important element in developing enhancements to existing products and in the development of new products.

    NEON has in the past devoted, and expects in the future to devote, a significant amount of resources to developing new and enhanced products. NEON currently has a number of product development initiatives underway. NEON believes it can deliver practical support for Java in client/server and Internet computing environments, enhanced operational capabilities for addressing enterprise security issues, and new management capabilities for IMS subsystems with more efficient and cost effective utilities. These development efforts will increase technology leadership in the Enterprise Access and Integration products, broaden operation issues solved by the Enterprise Security Management products and provide new alternatives for organizations managing IMS with the Enterprise Subsystem Management products.

TEXACO WORK AGREEMENT

    NEON has a work agreement with Texaco pursuant to which Texaco provides NEON use of its mainframe computer and certain of its under-utilized data processing resources. NEON uses Texaco's resources in developing a number of its application interfaces. The Texaco agreement specifies that ideas, concepts, know-how and techniques that NEON develops under the agreement are to remain NEON's property and that Texaco may use such developments solely for its internal information technology operations. NEON has granted Texaco and its subsidiaries and affiliates a worldwide, perpetual, nontransferable and royalty-free license with respect to any products developed pursuant to the work agreement. Either party to the work agreement may terminate the agreement upon 30-days' written notice to the other party. Upon termination of the work agreement, NEON would have to locate alternative mainframe sources to develop certain of its products. NEON believes alternative mainframe sources are available at reasonable rates.

PEREGRINE/BRIDGE TRANSFER CORPORATION RELATIONSHIP

    NEON markets and sells a suite of Enterprise Subsystem Management products, in addition to its Shadow products, that improve the efficiency and performance of mainframe environments. These products are developed pursuant to a development and distribution agreement with Peregrine/Bridge Transfer Corporation. The Peregrine/Bridge Transfer Corporation agreement provides NEON with exclusive rights to distribute Peregrine/Bridge Transfer Corporation's Enterprise Subsystem Management software, with the exception of limited co-marketing rights held by IBM relating to one of the Peregrine/ Bridge Transfer Corporation Enterprise Subsystem Management products, as well as access to Peregrine/ Bridge Transfer Corporation's team of software developers. At March 31, 1999, Peregrine/Bridge Transfer Corporation employed 13 developers with an average of 22 years of experience. The agreement grants NEON worldwide distribution rights through March 31, 2004. The agreement also grants to NEON first refusal rights to acquire Peregrine/Bridge Transfer Corporation by matching any third-party offer that Peregrine/Bridge Transfer Corporation or its stockholder chooses to accept, and an option to acquire Peregrine/Bridge Transfer Corporation that is exercisable on or after January 1, 2002 or such earlier date that NEON has paid Peregrine/Bridge Transfer Corporation royalty payments totaling $10.0 million or more in any single fiscal year. In fiscal 1999, NEON paid license fees to Peregrine/Bridge Transfer Corporation in the amount of $703,337. NEON believes that its relationship with Peregrine/Bridge Transfer Corporation provides it with an opportunity to address a new and related software products market, Enterprise Subsystem Management, without committing substantial development resources, and enhances its overall research and development capabilities.

COMPETITION

    NEON competes in markets that are intensely competitive and characterized by rapidly changing technology and evolving standards. NEON's competitors are diverse and offer a variety of solutions directed at various segments of the Enterprise Access and Integration and Enterprise Subsystem Management software markets. NEON has experienced, and expects to continue to experience, increased competition from current and potential competitors, many of whom have greater name recognition, a larger installed customer base and significantly greater financial, technical, marketing and other resources than NEON.

    NEON's Shadow products compete principally with middleware products from established vendors such as IBM, Oracle, Merant, Sybase and Information Builders and to a lesser extent with BEA Systems, IONA Technologies, New Era of Networks and TSI International Software. NEON's Enterprise Subsystem Management products face significant competition from products offered by BMC Software. NEON Enterprise Security Management products face significant competition in this established market from Computer Associates, Proginet, and New Era of Networks. In addition, NEON also faces competition from:

    - Other business applications vendors who may internally develop, or attain through acquisitions and partnerships, middleware and enterprise subsystem management solutions

    - Internal development efforts by corporate information technology departments

    - New entrants to the middleware or enterprise subsystem management and enterprise security markets

    NEON's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than NEON. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would materially adversely affect NEON's business, operating results and financial condition.

PROPRIETARY RIGHTS

    NEON relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. However, NEON believes that these measures afford only limited protection. There can be no assurance that others will not develop technologies that are similar or superior to NEON's technology or design around the copyrights and trade secrets owned by NEON. NEON licenses its products pursuant to software license agreements, which include acknowledgments and agreements by the licensee that are intended to establish and protect NEON's proprietary rights and confidential information. NEON believes, however, that these measures afford only limited protection. Despite NEON's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of NEON's products or to obtain and use information that NEON regards as proprietary. Policing unauthorized use of NEON's products is difficult and NEON is unable to determine the extent to which piracy of its software products exists. In addition, the laws of some foreign countries do not protect NEON's proprietary rights as fully as do the laws of the United States. There can be no assurance that NEON's means of protecting its proprietary rights will be adequate or that competition will not independently develop similar or superior technology.

    A number of organizations, including New Era of Networks, Inc., are utilizing the name "Neon," alone and in combination with other words, as a trademark, a tradename or both. New Era of Networks is also a developer and distributor of middleware and other software products. New Era of Networks has used the acronym "NEON" in its business, is listed on the Nasdaq National Market under the symbol "NEON" and has sought to obtain federal trademarks for products and services whose names include the word "NEON." NEON is currently opposing, in the U.S. Patent and Trademark Office, New Era of Networks' application to register "NEONET." On December 24, 1998, New Era of Networks filed a complaint against NEON in the United States District Court for the District of Colorado seeking (a) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe NEON's rights or constitute unfair competition and (b) cancellation of NEON's federal trademark registration for NEON. NEON has filed an Answer denying the material allegations of that complaint and the parties are currently in discovery. On June 23, 1999, NEON sued New Era of Networks in District Court in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" is in violation of Texas law concerning misappropriation of tradenames. In this litigation, NEON seeks to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace or to dilute the meaning or value of NEON's name. NEON's claims are based upon its prior and continuous use of "NEON" as its corporate name. NEON believes that it has superior rights to use "NEON" and that New Era of Networks' use of NEON is causing confusion in the marketplace.

    However, any litigation to enforce NEON's right to use the NEON name in its business or to prevent others from using the NEON name may be expensive and time-consuming, will divert management resources and may not be adequate to protect its business. If NEON should lose any such litigation, it may have to change its name, which also would be expensive and time-consuming and could adversely affect its business. In addition, NEON believes that confusion in the marketplace caused by New Era of Networks' use of the "NEON" symbol on the Nasdaq National Market may result in variations in NEON's stock price that are attributable to facts or circumstances relating to New Era of Networks.

    NEON has code-sharing arrangements with third parties under which it has obtained and used certain source code in the development of some of its software products. If any of these agreements are terminated, NEON could be required to spend time and software development resources to replace the affected code. Any diversion of these resources could delay NEON's development of new products or product enhancements.

    NEON is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by NEON of their intellectual property rights. BMC Software, Inc. ("BMC Software") has brought suit against NEON and other parties alleging misappropriation and infringement of certain trade secrets. See "--Legal Proceedings." NEON expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in NEON's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require NEON to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to NEON, if at all. In the event of a successful claim of product infringement against NEON and failure or inability of NEON to either license the infringed or similar technology or develop alternative technology on a timely basis, NEON's business, operating results and financial condition could be materially adversely affected.

HUMAN RESOURCES

    As of March 31, 1999, NEON and its subsidiaries employed 90 persons, including 51 in sales, marketing and field operations, 18 in research and development, 10 in finance and administration and 11 in client services. None of NEON's employees are represented by a labor union. NEON has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in NEON's industry is intense.

FACILITIES

    NEON's principal administrative, engineering, manufacturing, marketing and sales facility is approximately 34,300 square feet and is located in Sugar Land, Texas. The lease for this facility will expire on August 31, 2003. In addition, NEON leases offices in London, England and Frankfurt, Germany and operates development sites in Redmond, Washington and Columbus, Georgia and a telesales office in Fairfax, Virginia. Management believes that its current facilities are adequate to meet its needs through the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of NEON's operations.

LEGAL PROCEEDINGS

    BMC Software filed suit against Peregrine/Bridge Transfer Corporation, Skunkware, Inc., the privately held sole stockholder of Peregrine/Bridge Transfer Corporation, John J. Moores (a director of NEON) and other parties in the District Court of Travis County, Texas, 200th Judicial District. In December 1996, NEON was named as a codefendant in that suit. BMC Software alleges misappropriation and infringement of certain trade secrets, confidential information and corporate opportunity, as well as breach of contract and fiduciary relations by the individuals. The alleged trade secrets relate principally to the design of NEON's Partitioned Database Facility product and specific features of the Information Management Systems utility products obtained from Peregrine/Bridge Transfer Corporation for marketing by NEON. In the lawsuit, BMC Software states that it is seeking to enjoin further distribution of the Peregrine/Bridge Transfer Corporation Partitioned Database Facility and utilities products. It is also seeking to recover damages based upon the disgorgement of all revenues derived from the sale or license of these products through the date of judgment. NEON believes that, with respect to its sales of these products through March 31, 1999, any disgorgement would not exceed $1.9 million. Furthermore, BMC Software is seeking to hold Peregrine/Bridge Transfer Corporation, NEON, Skunkware and Mr. Moores jointly and severally liable for these damages. Peregrine/Bridge Transfer Corporation is defending against BMC Software's claims on the basis that the alleged secrets are matters of general knowledge in the industry and/or that the specific techniques alleged are not incorporated into the Peregrine/Bridge Transfer Corporation products. Peregrine/Bridge Transfer Corporation also asserts that the claims made against the Partitioned Database Facility product are barred by the statute of limitations.

    NEON and Peregrine/Bridge Transfer Corporation contend that the alleged corporate opportunity did not exist for BMC Software and in any event was not usurped by Peregrine/Bridge Transfer Corporation or NEON. Peregrine/Bridge Transfer Corporation and NEON have filed counterclaims against BMC Software for anti-competitive practices. Peregrine/Bridge Transfer Corporation is defending NEON in the lawsuit pursuant to an indemnification provision in the distributor agreement between NEON and Peregrine/Bridge Transfer Corporation. Peregrine/Bridge Transfer Corporation is minimally capitalized, and there can be no assurance that Peregrine/Bridge Transfer Corporation will continue to have sufficient resources to fund the costs and expenses of the lawsuit or indemnify NEON against an adverse judgment. If Peregrine/Bridge Transfer Corporation should cease defending NEON in the lawsuit, NEON will be required to provide its own defense and may not be able to recover the related costs from Peregrine/Bridge Transfer Corporation. If BMC Software is successful with regard to its claims in lawsuit, NEON believes that any loss of revenues NEON would suffer if the court enjoins the sale of the Partitioned Database Facility and utilities products would not have a material adverse effect on NEON's liquidity, business or results of operations. If NEON were required to pay damages based upon the disgorgement of all revenues derived from the sale or license of these products, NEON believes that the payment could have a material adverse effect on NEON's liquidity and results of operations.

    NEON has filed an opposition in the U.S. Patent and Trademark Office opposing New Era of Networks' application to register "NEONET." On December 24, 1998, New Era of Networks, Inc. filed a complaint against NEON in the United States District Court for District of Colorado seeking (a) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe NEON's rights or constitute unfair competition and
(b) cancellation of NEON's federal trademark registration for "NEON." On June 23, 1999, NEON filed suit against New Era of Networks in the District Court in Fort Bend County, Texas seeking to enjoin New Era of Networks from using "NEON" as its "nickname," stock symbol or in any manner that does or is likely to cause confusion in the marketplace or dilute the value of NEON's name. NEON believes that it has superior rights to use "NEON" based upon its prior and continuous use of "NEON" as part of its corporate name. See
"--Proprietary Rights."

EXECUTIVE OFFICERS AND DIRECTORS OF NEON

    The following table sets forth certain information concerning each of the executive officers and directors of NEON as of June 25, 1999:

NAME                                                       AGE                              TITLE
-----------------------------------------------------      ---      -----------------------------------------------------
John J. Moores (a)...................................          54   Chairman of the Board of Directors
Joe Backer...........................................          61   President, Chief Executive Officer and Director
Peter Schaeffer......................................          43   Chief Technology Officer and Director
John S. Reiland......................................          49   Chief Financial Officer and Director
Don Pate.............................................          43   Vice President--Worldwide Sales
Wayne E. Webb, Jr....................................          48   Vice President and General Counsel
Jonathan J. Reed.....................................          43   Vice President of Marketing
Charles E. Noell III (a)(b)..........................          47   Director
Norris van den Berg (a)(b)...........................          60   Director
Richard Holcomb (a)..................................          37   Director

------------------------

(a) Member of the Compensation Committee.

(b) Member of the Audit Committee.

    JOHN J. MOORES has served as Chairman of NEON's Board of Directors since May 1993. Since December 1994, Mr. Moores has served as owner and Chairman of the Board of the San Diego Padres Baseball Club, L.P. and since September 1991 as Chairman of the Board of JMI Services, Inc., a private investment company. In 1980, Mr. Moores founded BMC Software, a vendor of system software utilities, and served as its President and Chief Executive Officer until 1986 and as its chairman of the Board until 1992. Mr. Moores also serves as Chairman of the Board of Peregrine Systems, Inc., an infrastructure management software company, and numerous privately held companies, including Skunkware, Inc. Mr. Moores serves as a director of BindView Development Corporation, a systems management software company. Mr. Moores holds a B.S. in Economics and a J.D. from the University of Houston.

    JOE BACKER has served as NEON's President and Chief Executive Officer and as a member of NEON's Board of Directors since November 1995. From December 1993 to October 1995, Mr. Backer was a private investor. Mr. Backer held the position of Senior Vice President of BMC Software from November 1989 to November 1993. Mr. Backer also serves as President, Chief Executive Officer and a member of the Board of Directors of Peregrine/Bridge Transfer Corporation and Skunkware, Inc. In addition, Mr. Backer serves as a member of the Board of Directors of Pavilion Technologies Inc., a privately held software company headquartered in Austin, Texas. Mr. Backer holds a B.S. in Electrical Engineering from Purdue University.

    PETER SCHAEFFER is NEON's founder and has been a member of the Board of Directors of NEON and NEON's predecessor-in-interest, NEON Systems, Inc., an Illinois corporation, since July 1991. Since November 1995, Mr. Schaeffer has served as NEON's Chief Technology Officer. From July 1991 to October 1995, Mr. Schaeffer served as NEON's President and Chief Executive Officer. From June 1990 to June 1991, Mr. Schaeffer was employed with Goal Systems International, Inc., a privately held software development company. In 1986, Mr. Schaeffer co-founded MVS Software, a privately held software development company, and was Vice President--Technology of MVS Software until April 1990. Mr. Schaeffer holds a B.S. in Organic Chemistry from the University of Chicago.

    JOHN S. REILAND has served as NEON's Chief Financial Officer since July 1996 and as a member of NEON's Board of Directors since November 1998. Mr. Reiland also serves as Chief Financial Officer of Peregrine/Bridge Transfer Corporation. From June 1994 to April 1996, Mr. Reiland served as Senior Vice President, Chief Financial Officer and a director of Pointe Communications Corporation, an international telecommunication and Internet service provider. From May 1991 to May 1994, Mr. Reiland served as Vice President of Motor Columbus AG, an international long-distance telephone service reseller, and also served as President of its subsidiary, WorldCom International, Inc. Mr. Reiland is a Certified Public Accountant and holds a B.B.A. in Accounting from the University of Houston.

    DON PATE has served as NEON's Vice President-Worldwide Sales since March 1998 and served as NEON's Vice President of Sales from November 1996 to March 1998. From October 1989 to November 1996, Mr. Pate served in several sales and sales management positions with BMC Software, including Manager of International Sales, Sales Operations Manager and Regional Manager. Prior to that, Mr. Pate was a salesman for the IBM Corporation. Mr. Pate holds a B.S. in Economics and Psychology from Houston Baptist University.

    WAYNE E. WEBB, JR. has served as NEON's Vice President and General Counsel since June 1998. Mr. Webb is also Vice President and General Counsel of Peregrine/Bridge Transfer Corporation. From August 1989 through May 1998, Mr. Webb was a partner in the law firm of Fulbright & Jaworski LLP. Mr. Webb holds a B.S. in Electrical Engineering from Rice University and a J.D. from the University of Texas at Austin.

    JONATHAN J. REED has served as NEON's Vice President of Marketing since January 1999. From January 1998 through December 1998, Mr. Reed served as NEON's Director of Marketing. From July 1996 to December 1997, Mr. Reed served as NEON's Principal Consultant and Technical Marketing Manager. From April 1995 until July 1996, Mr. Reed served as Alliance Manager for Sybase, Inc., a distributed computing company. From March 1991 to April 1995, Mr. Reed was employed by BMC Software where he served as a Commercial Analyst. Mr. Reed holds a B.S. in Biology from the University of Houston and an M.S. in Management and Computer Science from Houston Baptist University.

    CHARLES E. NOELL III has served as a director of NEON since May 1993. Since January 1992, Mr. Noell has served as President and Chief Executive Officer of JMI Services, Inc., and as a General Partner of JMI Partners, L.P., which is the General Partner of JMI Equity Fund, L.P. Mr. Noell is a director of Peregrine Systems, Inc. and also serves as a director of Transaction Systems Architects, Inc., an electronic funds transfer company. Mr. Noell also serves on the board of numerous privately held companies, including Peregrine/Bridge Transfer Corporation and Skunkware, Inc. Mr. Noell holds a B.A. in History from the University of North Carolina at Chapel Hill and an M.B.A. from Harvard University.

    NORRIS VAN DEN BERG has served as a director of NEON since May 1993. Mr. van den Berg has served as a General Partner of JMI Partners, L.P., which is the General Partner of JMI Equity Fund, L.P., since July 1991. Mr. van den Berg is also a director of Peregrine Systems, Inc., Peregrine/Bridge Transfer Corporation and Skunkware, Inc. Mr. van den Berg holds a B.A. in Philosophy and Mathematics from the University of Maryland.

    RICHARD HOLCOMB has served as a director of NEON since May 1993. Mr. Holcomb is a co-founder of haht Software, a privately held software company, and has served as its Chairman of the Board since 1995. Mr. Holcomb co-founded Q+E Software, a privately held supplier of client/server database access technology, and from 1986 through 1994 served as its President. Mr. Holcomb serves as an appointed member of the North Carolina Information Resources Management Commission and on the board of the North Carolina Electronics and Technologies Association. Mr. Holcomb holds a B.A. in Computer Science from the University of South Carolina and an M.S. in Computer Science from North Carolina State University.

RISK FACTORS

    This report and the annual report to stockholders contain certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, those set forth below and elsewhere in this report. In addition to the other information in this report, the following factors, which may affect NEON's current position and future prospects, should be considered carefully in evaluating NEON and an investment in its common stock.

BECAUSE OUR EXPENSES ARE LARGELY FIXED, AN UNEXPECTED REVENUE SHORTFALL MAY
  ADVERSELY AFFECT OUR BUSINESS

    Our expense levels are based primarily on our estimates of future revenues and are largely fixed. We also intend to hire additional personnel to support additional growth of our business. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would reduce, and possibly eliminate, any operating income and could materially adversely affect our business, operating results and financial condition.

BECAUSE WE CANNOT ACCURATELY PREDICT THE AMOUNT AND TIMING OF INDIVIDUAL SALES,
  OUR QUARTERLY OPERATING RESULTS MAY VARY SIGNIFICANTLY. THIS MAY ADVERSELY IMPACT OUR STOCK PRICE

    Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Therefore, it is likely that in one or more future quarters our results may fall below the expectations of securities analysts and investors. Although we have numerous customer trials of our products in process at any given time, we operate with virtually no order backlog because our products are shipped and revenues are recognized shortly after orders are received. In addition, the amount of revenues associated with sales of our software can vary significantly. In various quarters in the past, we have derived a significant portion of our software license revenues from a small number of relatively large sales. An inability to close one or more large sales that we had targeted to close in a particular period could materially adversely affect our operating results for that period. Moreover, we typically realize a majority of our software license revenues in the last month of a quarter. As a result, minor delays in the timing of customer orders can shift a sale from its contemplated quarter of completion to a subsequent quarter and cause significant variability in our operating results for any particular period. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance. If our quarterly results do not meet investors' expectations, the trading price of our common stock would likely decline.

SEASONAL TRENDS IN SALES OF OUR PRODUCTS MAY AFFECT INVESTORS' EXPECTATIONS
  REGARDING OUR FINANCIAL PERFORMANCE AND ADVERSELY AFFECT OUR STOCK PRICE

    Historically, our revenues have tended to be strongest in the third and fourth quarters of our fiscal year and to decrease slightly in our first fiscal quarter. The expectations of investors who rely on our third or fourth quarter results in a given year may be adversely impacted if this seasonal trend continues. We believe that our seasonality is due in part to the calendar year budgeting cycles of many of our customers, our employee recognition policies which tend to reward our sales personnel for achieving fiscal year-end rather than quarterly revenue quotas, and the timing of our hiring of sales force personnel. In future periods, we expect that this seasonal trend will continue to cause first fiscal quarter license revenues to decrease from the level achieved in the preceding quarter.

BECAUSE A SIGNIFICANT PERCENTAGE OF OUR REVENUES ARE DERIVED FROM OUR SHADOW
  PRODUCT LINE, DECREASED DEMAND FOR THESE PRODUCTS COULD ADVERSELY AFFECT OUR BUSINESS

    An average of 90% of our revenues over fiscal 1997, 1998 and 1999 was derived from Shadow Direct and Shadow Web Server. We anticipate that these products will account for a substantial amount of our revenues for the foreseeable future. Consequently, our future success will depend on continued market acceptance of Shadow Direct and Shadow Web Server and enhancements to these products. Competition, technological change or other factors could reduce demand for, or market acceptance of, these products and could have a material adverse effect on our business, operating results and financial condition.

REDUCED CUSTOMER RELIANCE UPON MAINFRAME COMPUTERS COULD ADVERSELY AFFECT OUR
  BUSINESS

    We are dependent upon the continued use and acceptance of mainframe computers in a computing environment increasingly based on distributed platforms, including client/server and Internet-based computing networks. Decreased use of the mainframe or in the growth of demand for Web-based and client/ server applications accessing mainframe data and transactions could have a material adverse effect on our business, operating results and financial condition. We derive our revenues primarily from our Shadow products, and, to a lesser extent, from our suite of Enterprise Subsystem Management software products that support the growing performance demands on mainframe computers as they support new users and applications and our new Enterprise Security Management Products that help to protect corporate assets in common application processing environments. Although demand for mainframe access and management solutions has grown in recent years, it may not continue to grow. Our continued success depends on a number of factors, including:

    - Continued use of the mainframe as a central repository of mission-critical data and transactions

    - Growth in business demands for access to the data, applications and transactions residing on mainframe computers from Web-based and client/server applications

LOSS OF OUR CHIEF TECHNOLOGY OFFICER OR OUR PRODUCT AUTHORS COULD ADVERSELY
  AFFECT OUR BUSINESS

    Our success is dependent upon the continued service and skills of our executive officers and our product authors, none of whom is bound by an employment agreement. If we lose the services of any of these key personnel, it could have a negative impact on our business because of their unique skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. Particularly, the services of Peter Schaeffer, our founder and Chief Technology Officer, would be difficult to replace. We do not intend to maintain "key-man" life insurance policies covering any of our employees. Significant competition exists for employees with the skills required to author the products and perform the maintenance services that we offer, and we may not be able to continue to retain sufficient numbers of highly skilled employees.

WE MAY LOSE MARKET SHARE AND BE REQUIRED TO REDUCE PRICES AS A RESULT OF
  COMPETITION FROM OUR EXISTING COMPETITORS, OTHER VENDORS AND INFORMATION SYSTEMS DEPARTMENTS OF CUSTOMERS

    We compete in markets that are intensely competitive and feature rapidly changing technology and evolving standards. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competitive pressures could reduce our market share or require us to reduce the price of our products, either of which could have a material adverse effect on our business, operating results and financial condition.

    Our potential field of competitors continues to expand as both organizations and vendors recognize the need for products that permit users to access mainframe-based data and applications for integration with applications on their personal computers that we refer to as Enterprise Access and Integration products, and Enterprise Subsystem Management products. Our Shadow products compete principally with products that provide the connection between a client application and a server application, database or transaction processing system, known as middleware software products, from established vendors such as IBM, Oracle and Information Builders, and to a lesser extent with BEA Systems, IONA Technologies, New Era of Networks and TSI International Software. Our Enterprise Subsystem Management products face significant competition from BMC Software. We expect to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. We may also face competition from:

    - Other business application software vendors who may internally develop, or attain through acquisitions and partnerships, middleware and enterprise subsystem management and enterprise security solutions

    - Internal development efforts by corporate information technology departments

    - New entrants to the middleware or enterprise subsystem management markets

WE MAY NOT HAVE THE RESOURCES TO SUCCESSFULLY MANAGE ADDITIONAL GROWTH

    Our recent growth has placed significant demands on management as well as on our administrative, operational and financial resources. Our inability to sustain or manage any additional growth could have a material adverse effect on our business, operating results and financial condition. In addition, expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. To manage any additional growth, we must:

    - Expand our sales, marketing and customer support organizations

    - Invest in the development of enhancements to existing products and new products that meet changing customer needs

    - Further develop our technical expertise so that we can influence and respond to emerging industry standards

    - Improve our operational processes and management controls

RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR PRODUCTS OBSOLETE

    Our markets are characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer requirements and evolving industry standards. The introduction of new products embodying new technologies and the emergence of new industry standards could render our existing products obsolete which would have a material adverse effect on our business, operating results and financial condition. Our future success will depend upon our ability to continue to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers. We may experience delays in releasing new products and product enhancements in the future. Material delays in introducing new products or product enhancements may cause customers to forego purchases of our products and purchase those of our competitors.

WE MAY BE UNABLE TO ENFORCE OR DEFEND OUR OWNERSHIP AND USE OF PROPRIETARY
  TECHNOLOGY

    Our success depends to a significant degree upon our proprietary technology. We rely on a combination of trademark, trade secret and copyright law, and contractual restrictions and passwords to protect our proprietary technology. However, these measures provide only limited protection, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Companies in the software industry have experienced substantial litigation regarding intellectual property. Any litigation to enforce our intellectual property rights would be expensive and time-consuming, would divert management resources and may not be adequate to protect our business.

    We could be subject to claims that we have infringed the intellectual property rights of others. In addition, we may be required to indemnify our distribution partners and end-users for similar claims made against them. Any claims against us could require us to spend significant time and money in litigation, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available on acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, operating results and financial condition.

LOSS OF CODE-SHARING OR DISTRIBUTOR RIGHTS COULD DIVERT OUR RESOURCES FROM NEW
  PRODUCT DEVELOPMENT

    We have code-sharing arrangements with third parties under which we have obtained and used some source code in the development of some of our software products. If any of these agreements are terminated, we could be required to discontinue our use of the acquired code, and we would have to spend time and software development resources to replace that code. Any diversion of these resources could delay our development of new products or product enhancements. In addition, we license several of our Enterprise Subsystem Management products from Peregrine/Bridge Transfer Corporation pursuant to a distributor agreement with an initial term through March 31, 2004. The license may be terminated by either party in the event of default. The termination of the distributor agreement could have a material adverse effect on our business, operating results and financial condition.

OUR PLANNED EXPANSION OF OUR INTERNATIONAL OPERATIONS MAY MAKE US MORE
  SUSCEPTIBLE TO GLOBAL ECONOMIC FACTORS, FOREIGN TAX LAW ISSUES AND BUSINESS PRACTICES AND CURRENCY FLUCTUATIONS

    We currently have limited experience in developing local versions of our products and marketing and distributing our products internationally. We plan to expand our current international operations and to establish additional facilities and marketing relationships in additional regions. We have established direct telesales subsidiary offices in Germany and the United Kingdom to market and sell our products in Europe. We have distributors in Europe, Latin America and the Pacific Rim to market and sell our products in those regions. We plan to expand our current international operations and to establish additional facilities and marketing relationships in additional regions. Our international operations are subject to particular risks, including:

    - Impact of recessions in economies outside the United States

    - Difficulty in accounts receivable collection and longer collection periods

    - Cost of enforcement of contractual obligations

    - Difficulties and costs of managing foreign operations

    - Limited protection for intellectual property rights in some countries

    - Currency exchange rate fluctuations

    - Political and economic instability

    - Potentially adverse tax consequences

    Our international revenues are generally denominated in local currencies. We do not currently engage in currency hedging activities; however, we may implement a program to mitigate foreign currency transaction risk in the future. Future fluctuations in currency exchange rates may adversely affect our revenues from international sales.

USE OF OUR NAME BY OTHERS MAY CAUSE CONFUSION IN THE MARKET

    A number of organizations, including New Era of Networks, Inc., are utilizing the name "Neon," both alone and in combination with other words, as a trademark, a tradename or both. Any litigation to enforce our right to use the NEON name in our business or to prevent others from using the NEON name would be expensive and time-consuming, would divert management resources and may not be adequate to protect our business. New Era of Networks is also a developer and distributor of middleware and other software products. New Era of Networks has used the acronym "NEON" in its business, is listed on the Nasdaq National Market System under the symbol "NEON" and has sought to obtain federal trademarks for products and services whose names include the word "NEON." We are currently opposing, in the U.S. Patent and Trademark Office, New Era of Networks' application to register "NEONET." New Era of Networks has filed a complaint against NEON in the United States District Court for the District of Colorado seeking (1) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe our rights or constitute unfair competition and (2) cancellation of our federal trademark registration for "NEON." NEON has filed an Answer denying the material allegation of that complaint and the parties are currently in discovery. On June 23, 1999, NEON sued New Era of Networks in District Court in Fort Bend County, Texas, seeking to enjoin New Era of Networks' use of "NEON" as its "nickname," stock symbol or in any manner that does or is likely to cause confusion in the marketplace or dilute the value of NEON's name. If we should lose any such litigation, we may have to change our name, which also would be expensive and time-consuming and could adversely affect our business. In addition, NEON believes that New Era of Networks' use of the "NEON" symbol on the Nasdaq National Market System creates confusion in the marketplace and may result in variations in our stock price that are attributable to facts or circumstances relating to New Era of Networks.

CONTINUED INVOLVEMENT IN BMC SOFTWARE LITIGATION COULD DIVERT OUR RESOURCES AND
  AN ADVERSE JUDGMENT COULD MATERIALLY AFFECT OUR FINANCIAL POSITION

    We license several of our Enterprise Subsystem Management products from Peregrine/Bridge Transfer Corporation. Peregrine/Bridge Transfer Corporation, NEON and other parties have been sued by BMC Software alleging misappropriation and infringement of certain trade secrets, confidential information and corporate opportunity, and an unfavorable judgment in this action could materially affect our financial position. BMC Software is seeking damages based upon the disgorgement of all revenues derived from the sale or license of certain of our Enterprise Subsystem Management products and is seeking to enjoin our distribution of these products. NEON believes that, with respect to its sales activities through March 31, 1999, any disgorgement would not exceed $1.9 million. Peregrine/Bridge Transfer Corporation has agreed to indemnify us against damages arising from third-party intellectual property infringement claims related to products that we license from it, including the products subject to this lawsuit. However, Peregrine/ Bridge Transfer Corporation may not have sufficient resources to continue to fund the costs and expenses of the lawsuit or to indemnify us against an adverse judgment. We believe that BMC Software's claims are without merit and Peregrine/Bridge Transfer Corporation is defending this action vigorously on our behalf. We believe that any loss of revenues we would suffer if the court enjoins the sale of particular products subject to this lawsuit would not have a material adverse effect on our liquidity, business or results of operations. If NEON were required to pay damages based upon the disgorgement of all revenues derived from the sale or license of these products, we believe that the payment could have a material adverse effect on our liquidity and results of operations.

OUR PRODUCTS MAY CONTAIN UNDETECTED SOFTWARE ERRORS, WHICH COULD ADVERSELY
  AFFECT OUR BUSINESS

    Our software products and the software products that we sell for others are complex and may contain undetected errors. These undetected errors could result in adverse publicity, loss of revenues, delay in market acceptance or claims against us by customers, all of which could seriously damage our business, operating results and financial condition. We have previously discovered software errors in certain of the products that we have developed or sold. Despite testing, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments.

THE COMPLEX TECHNOLOGY OF OUR PRODUCTS SUBJECTS US TO LIABILITY CLAIMS

    Because our products provide critical database access, integration and management functions, we may face significant liability claims if our customers believe that our products have failed to perform their intended functions. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could have a material adverse effect on our reputation and business, operating results and financial condition. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these contract provisions may not preclude all potential claims.

YEAR 2000 ISSUES MAY EXPOSE US TO LIABILITY

    Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems, including our systems and those of third parties that we rely upon, could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Year 2000 Problem."

    The Year 2000 Problem presents us with several potential risks including, but not limited to, the following:

    - SOFTWARE SOLD TO CUSTOMERS. Once licensed, our products interact with other non-NEON developed products and operate on computer systems that are not under our control. These factors could affect the performance of our products if a Year 2000 Problem existed in a different facet of a customer's information technology infrastructure.

    - INTERNAL INFRASTRUCTURE. The Year 2000 Problem could affect computers, software and other equipment that we use internally as well as divert management's attention from ordinary business activities. In addition to computers and related systems, the operation of our office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices may be affected by the Year 2000 Problem.

    - SUPPLIERS/THIRD-PARTY RELATIONSHIPS. There can be no assurance that our suppliers or other third parties that we rely upon will resolve any or all Year 2000 Problems with their systems on a timely basis.

    - STRAIN ON INFORMATION TECHNOLOGY RESOURCES. The Year 2000 Problem is currently placing a strain on organizations' information technology budgets and resources. Some organizations may lack sufficient resources to undertake the type of integration projects that the NEON Shadow product line enables at the same time that they are addressing the Year 2000 Problem.

    We are in the process of resolving all Year 2000 Problems that could materially adversely affect our business, financial condition or results of operations. We have developed contingency plans as part of our efforts to identify and correct Year 2000 Problems affecting our internal systems. However, we believe that it is not possible to determine with complete certainty that all Year 2000 Problems affecting us will be identified or corrected in a timely manner. If we fail to identify and correct all Year 2000 Problems affecting our internal systems, or if we are forced to implement our contingency plans, our business, financial condition or results of operations could be materially adversely affected. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issues."

AS A TECHNOLOGY COMPANY, OUR COMMON STOCK MAY BE SUBJECT TO ERRATIC PRICE
  FLUCTUATIONS

    From time to time, the stock market experiences significant price and volume fluctuations, which may affect the market price of our Common Stock for reasons unrelated to our performance. Recently, such volatility has particularly impacted the stock prices of publicly-traded technology companies. In the past, securities class action litigation has been instituted against a company following periods of volatility in the market price of a company's securities. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business. In addition, the market price of our common stock may be subject to significant fluctuations in response to numerous factors, including:

    - Variations in our annual or quarterly financial results or those of our competitors

    - Changes by financial research analysts in their estimates of our earnings or our failure to meet such estimates

    - Conditions in the economy in general or in the software and other technology industries

    - Announcements of key developments by competitors

    - Loss of key personnel

    - Unfavorable publicity affecting our industry or us

    - Adverse legal events affecting us

    - Sales of NEON common stock by stockholders

THE AVAILABILITY OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK FOR SALE COULD
  ADVERSELY AFFECT ITS MARKET PRICE

    If our stockholders begin to sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. A substantial number of sales, or the perception that such sales might occur, also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We have granted registration rights to two of our stockholders, Peter Schaeffer and JMI Equity Fund, L.P. Those rights enable these stockholders to require that we register, at our expense, resales of their shares of common stock. Mr. Schaeffer and JMI Equity Fund, L.P. beneficially own in the aggregate approximately 4.85 million shares of our common stock. If they sell a 1arge portion of their shares on the open market and at one time, our market price per share may decline.

OUR OFFICERS AND DIRECTORS CONTROL NEON, AND THESE OFFICERS AND DIRECTORS COULD
  CONTROL MATTERS SUBMITTED TO OUR STOCKHOLDERS

    At present, our executive officers and directors and entities affiliated with them beneficially own approximately 55.1% of our outstanding Common Stock. As a result, these stockholders, if they act together, could control all matters submitted to our stockholders for a vote, including the election of directors and the approval of mergers and other business combination transactions.

PROVISIONS OF OUR CHARTER AND BYLAWS AND DELAWARE LAW COULD DETER TAKEOVER
  ATTEMPTS

    Provisions of our Certificate of Incorporation and Bylaws as well as Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We are subject to the provisions of Delaware law which restrict certain business combinations with interested stockholders, which may have the effect of inhibiting a non-negotiated merger or other business combinations.

ITEM 2. PROPERTIES

    NEON's principal administrative, engineering, manufacturing, marketing and sales facility is approximately 34,300 square feet and is located in Sugar Land, Texas. The lease for this facility will expire on August 31, 2003. In addition, NEON leases offices in London, England and Frankfurt, Germany and operates development sites in Redmond, Washington and Columbus, Georgia and a telesales office in Fairfax, Virginia. Management believes that its current facilities are adequate to meet its needs through the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of NEON's operations.

ITEM 3. LEGAL PROCEEDINGS

    BMC Software filed suit against Peregrine/Bridge Transfer Corporation, Skunkware, Inc., the privately held sole stockholder of Peregrine/Bridge Transfer Corporation, John J. Moores (a director of NEON) and other parties in the District Court of Travis County, Texas, 200th Judicial District. In December 1996, NEON was named as a codefendant in that suit. BMC Software alleges misappropriation and infringement of certain trade secrets, confidential information and corporate opportunity, as well as breach of contract and fiduciary relations by the individuals. The alleged trade secrets relate principally to the design of the Partitioned Database Facility product and specific features of the Information Management Systems utility products obtained from Peregrine/Bridge Transfer Corporation for marketing by NEON. In the lawsuit,

BMC Software states that it is seeking to enjoin further distribution of the Peregrine/Bridge Transfer Corporation Partitioned Database Facility and utilities products. It is also seeking to recover damages based upon the disgorgement of all revenues derived from the sale or license of these products through the date of judgment. NEON believes that, with respect to its sales of these products through March 31, 1999, any disgorgement would not exceed $1.9 million. Furthermore, BMC Software is seeking to hold Peregrine/Bridge Transfer Corporation, NEON, Skunkware and Mr. Moores jointly and severally liable for these damages. Peregrine/Bridge Transfer Corporation is defending against BMC Software's claims on the basis that the alleged secrets are matters of general knowledge in the industry and/or that the specific techniques alleged are not incorporated into the Peregrine/Bridge Transfer Corporation products. Peregrine/Bridge Transfer Corporation also asserts that the claims made against the Partitioned Database Facility product are barred by the statute of limitations.

    NEON and Peregrine/Bridge Transfer Corporation contend that the alleged corporate opportunity did not exist for BMC Software and in any event was not usurped by Peregrine/Bridge Transfer Corporation or NEON. Peregrine/Bridge Transfer Corporation and NEON have filed counterclaims against BMC Software for anti-competitive practices. Peregrine/Bridge Transfer Corporation is defending NEON in the lawsuit pursuant to an indemnification provision in the distributor agreement between NEON and Peregrine/Bridge Transfer Corporation. Peregrine/Bridge Transfer Corporation is minimally capitalized, and there can be no assurance that Peregrine/Bridge Transfer Corporation will continue to have sufficient resources to fund the costs and expenses of the lawsuit or indemnify NEON against an adverse judgment. If Peregrine/Bridge Transfer Corporation should cease defending NEON in the lawsuit, NEON will be required to provide its own defense and may not be able to recover the related costs from Peregrine/Bridge Transfer Corporation. If BMC Software is successful with regard to its claims in lawsuit, NEON believes that any loss of revenues NEON would suffer if the court enjoins the sale of the Partitioned Database Facility and utilities products would not have a material adverse effect on NEON's liquidity, business or results of operations. If NEON were required to pay damages based upon the disgorgement of all revenues derived from the sale or license of these products, NEON believes that the payment could have a material adverse effect on NEON's liquidity and results of operations.

    NEON has filed an opposition in the U.S. Patent and Trademark Office opposing New Era of Networks' application to register "NEONET." On December 24, 1998, New Era of Networks, Inc. filed a complaint against NEON in the United States District Court for District of Colorado seeking (a) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe NEON's rights or constitute unfair competition and
(b) cancellation of NEON's federal trademark registration for "NEON." NEON has filed an Answer denying the material allegations of that complaint, and the parties are currently in discovery. On June 23, 1999, NEON sued New Era of Networks in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" is in violation of Texas law concerning misappropriation of tradenames. In this litigation, NEON seeks to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace or to dilute the meaning or value of NEON's name. NEON's claims are based upon its prior and continuous use of "NEON" as its corporate name. NEON believes that it has superior rights to use "NEON" and that New Era of Networks' use of NEON is causing confusion in the marketplace.

    In addition, NEON is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of such actions will have a material adverse effect on the financial condition or results of operations of NEON.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Prior to the initial public offering of NEON's Common Stock in March 1999, on January 19, 1999 a special meeting of NEON's stockholders was held at NEON's executive offices in Sugar Land, Texas.

    ELECTION OF DIRECTORS. At the special meeting, each of John J. Moores, Joe Backer, Peter Schaeffer, Charles E. Noell III, Norris van den Berg and Richard Holcomb were reelected, and John S. Reiland was elected, to the Board of Directors of NEON. Messers. Moores, Noell and van den Berg were elected by vote of 625,000 shares of the then-outstanding Series A Redeemable, Convertible Preferred Stock, with no votes cast against such election or withheld or abstained.

    Messrs. Holcomb, Schaeffer and Backer were each reelected by vote of 1,840,083 of NEON's then-outstanding 2,682,251 shares of Common Stock, with no votes cast against such election and 842,168 votes withheld or abstained.

    Mr. Reiland was elected to the Board by vote of 625,000 shares of the then-outstanding Series A Redeemable, Convertible Preferred Stock and 1,840,083 of NEON's then-outstanding 2,682,251 shares of Common Stock, with no votes cast against such election and 842,168 votes withheld or abstained.

    APPROVAL OF AMENDED AND RESTATED CERTIFICATE OF INCORPORATION. The sole holder of the 625,000 shares of NEON's Series A Redeemable Convertible Preferred Stock then-outstanding and holders of 1,840,083 of NEON's then-outstanding 2,682,251 shares of Common Stock voted to adopt the Amended and Restated Certificate of Incorporation of NEON, and no votes were against such election and 842,168 votes withheld or abstained.

    The Amended and Restated Certificate of Incorporation provides that NEON shall have authorized (i) 30,000,000 shares of Common Stock, par value $0.01 per share, and (ii) 10,000,000 shares of Preferred Stock, $0.01 per share, with such preferred stock to be issued in one or more series and with such designations, powers, preferences and rights as may be determined by NEON's Board of Directors and without further action by NEON's stockholders.

    The Amended and Restated Certificate of Incorporation also provides that NEON's directors are to be divided into three classes, with each class serving for a term of three years. Messrs. Backer and Noell are Class I directors whose terms will expire in 2000; Messrs. Holcomb and van den Berg are Class II directors whose terms will expire in 2001; and Messrs. Moores, Reiland and Schaeffer are Class III directors whose terms will expire in 2002.

    In addition, the Amended and Restated Certificate of Incorporation also provides:

    - That any action required or permitted to be taken by stockholders of NEON must be effected at a duly called annual or special meeting of the stockholders and may not be effected by a consent in writing

    - That special meetings of stockholders of NEON may be called only by the Chairman of the Board, the Chief Executive Officer or a majority of the members of NEON's Board of Directors

    - That vacancies on the Board of Directors, including newly created directorships, can be filled only by a majority of the directors then in office

    - That directors of NEON may be removed only for cause and only by the affirmative vote of holders of at least 66 2/3% of the outstanding shares of voting stock, voting together as a single class

    APPROVAL OF AMENDED AND RESTATED BYLAWS. The sole holder of the 625,000 shares of NEON's Series A Redeemable, Convertible Preferred Stock then-outstanding and holders of 1,840,083 shares of NEON's then-outstanding 2,682,251 shares of Common Stock voted to adopt Amended and Restated Bylaws for NEON, with no votes cast against such election and 842,168 votes withheld or abstained.

    APPROVAL OF 1999 LONG-TERM INCENTIVE PLAN AND STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS. The sole holder of the 625,000 shares of NEON's Series A Redeemable, Convertible Preferred Stock then outstanding and the holders of 1,840,083 shares of NEON's then-outstanding 2,682,251 shares of Common Stock voted to adopt the NEON Systems, Inc. 1999 Long-Term Incentive Plan and the NEON Systems, Inc. Stock Option Plan for Non-Employee Directors, with no votes cast against such election and 842,168 votes withheld or abstained.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    NEON's Common Stock trades on the Nasdaq Stock Market under the symbol "NESY." NEON completed its initial public offering in March 1999 and sold 3,041,000 shares of its common stock at a price of $15.00 per share. The following table sets forth, for NEON's fiscal period indicated, the range of high and low last reported sale prices for the Common Stock since the initial public offering.

FISCAL YEAR 1999                                                                                    HIGH        LOW
------------------------------------------------------------------------------------------------  ---------  ---------
Fourth Quarter (March 5, 1999-March 31, 1999)...................................................  $   55.00      15.00

    During the past three years and prior to its March 1999 initial public offering, NEON issued unregistered shares of its Common Stock to a limited number of persons as described below. NEON also issued 625,000 shares of its Series A Redeemable, Convertible Preferred Stock, par value $.01 per share, to JMI Equity Fund, L.P. in the transaction described in paragraph (2) below.

    (1) From August 1996 through March 31, 1999, NEON issued and sold 547,506 shares of common stock to employees at prices ranging from $0.01 to $1.00 per share upon exercise of stock options granted pursuant to NEON's 1993 Stock Plan.

    (2) In March 1997, NEON issued and sold 625,000 shares of Series A Redeemable, Convertible Preferred Stock to JMI Equity Fund, L.P. pursuant to the conversion of $250,000 in convertible debt held by such limited partnership.

    (3) In June 1998, NEON issued and sold 47,780 shares of common stock to Wayne E. Webb, Jr. for an aggregate purchase price of $86,004 pursuant to a restricted stock purchase effected under the 1993 Stock Plan.

    (4) Effective immediately prior to the consummation of the sale of shares of common stock pursuant to NEON's public offering, NEON issued 3,125,000 shares of its common stock to JMI Equity Fund, L.P. pursuant to the conversion of 625,000 shares of its Series A Redeemable, Convertible Preferred Stock held by such entity.

    None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and NEON believes that each transaction was exempt from the registration requirements of the Act by virtue of Section 4(2) thereof or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with NEON, to information about NEON.

HOLDERS

    On June 25, 1999, the last reported sale price of the common stock on the Nasdaq Stock Market was $32.75 per share. At June 25, 1999, there were 113 holders of record of NEON's common stock, although NEON believes that the number of beneficial owners of its common stock is substantially greater, and 8,850,033 shares outstanding.

    In March 1999, the Company completed the initial public offering of its common stock (the "IPO"). The Commission declared the Registration Statement (File No. 333-69651) relating to the IPO effective on March 4, 1999. In the IPO, the Company issued and sold 3,041,000 shares for an aggregate price to the public of $45,615,000 and a certain selling stockholder sold 64,000 shares of common stock for an aggregate offering price of $960,000. The IPO was a firm commitment underwriting, and the managing underwriters of the IPO were Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC and CIBC Oppenheimer Corp. The underwriting discount incurred by the Company relating to the IPO was $3,193,050. Net offering proceeds received by the Company from the IPO were approximately $41.2 million. Approximately $1.0 million of the proceeds received by the Company from the IPO were used to repay existing indebtedness. Pending final application, the Company has invested the proceeds received by it from the IPO (other than the proceeds used to repay the existing indebtedness described above) in short term, interesting-bearing, investment-grade securities.

                                   DIVIDENDS

    NEON has never declared any cash dividends on its common stock. NEON does not anticipate paying any cash dividends on its common stock in the foreseeable future and intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, NEON's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that NEON's Board of Directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The selected consolidated financial data below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Consolidated Financial Statements and Supplementary Data," included elsewhere herein.

                                                                                  YEAR ENDED MARCH 31,
                                                                ---------------------------------------------------------
                                                                                 1996       1997       1998       1999
                                                                               ---------  ---------  ---------  ---------
                                                                    1995
                                                                -------------
                                                                 (UNAUDITED)
Statement of Operations Data:
Revenues:
  License.....................................................    $     261    $   2,190  $   6,183  $   9,806  $  15,420
  Maintenance.................................................           59          276      1,003      2,397      4,596
                                                                     ------    ---------  ---------  ---------  ---------
    Total revenues............................................          320        2,466      7,186     12,203     20,016
Cost of revenues:
  Cost of licenses............................................            4           18        212        552      1,032
  Cost of maintenance.........................................           --          159        392        743        986
                                                                     ------    ---------  ---------  ---------  ---------
    Total cost of revenues....................................            4          177        604      1,295      2,018
                                                                     ------    ---------  ---------  ---------  ---------
Gross profit..................................................          316        2,289      6,582     10,908     17,998
Operating expenses:
  Sales and marketing.........................................          310        1,307      3,469      5,713      7,418
  Research and development....................................          738        1,205      1,525      2,258      3,800
  General and administrative..................................           60          310        696      1,494      2,566
  Non-cash compensation.......................................           --           --         --         --        767
                                                                     ------    ---------  ---------  ---------  ---------
    Total operating expenses..................................        1,108        2,822      5,691      9,465     14,551
                                                                     ------    ---------  ---------  ---------  ---------
Operating income (loss).......................................         (792)        (532)       891      1,443      3,447
Interest and other, net.......................................           (4)         (66)       (67)        28        185
                                                                     ------    ---------  ---------  ---------  ---------
Income (loss) before provision for income taxes...............         (796)        (598)       823      1,471      3,632
Provision for income taxes....................................           --           --          7        310      1,380
                                                                     ------    ---------  ---------  ---------  ---------
Net income (loss).............................................         (796)        (598)       816      1,161      2,252
Dividends on series A redeemable convertible preferred
  stock.......................................................          (80)         (80)       (80)      (100)       (75)
                                                                     ------    ---------  ---------  ---------  ---------
Net income (loss) applicable to common stockholders...........    $    (876)   $     678) $     736  $   1,061  $   2,177
                                                                     ------    ---------  ---------  ---------  ---------
                                                                     ------    ---------  ---------  ---------  ---------
Earnings (loss) per common share (a):
Basic.........................................................    $    2.10    $   (1.62) $    0.35  $    0.45  $    0.71
                                                                     ------    ---------  ---------  ---------  ---------
                                                                     ------    ---------  ---------  ---------  ---------
Diluted.......................................................    $   (2.10)   $   (1.62) $    0.14  $    0.19  $    0.30
                                                                     ------    ---------  ---------  ---------  ---------
                                                                     ------    ---------  ---------  ---------  ---------
Shares used in computing earnings (loss)
  per common share (a):
  Basic.......................................................          417          417      2,094      2,371      3,065
  Diluted.....................................................          417          417      5,671      6,268      7,517

                                                                                   AS OF MARCH 31,
                                                              ---------------------------------------------------------
                                                                               1996       1997       1998       1999
                                                                  1995       ---------  ---------  ---------  ---------
                                                              -------------
                                                               (UNAUDITED)
Balance Sheet Data:
Cash and cash equivalents...................................    $     291    $     131  $   1,705  $   2,804  $  45,400
Working capital (deficit)...................................         (530)          47        876        973     45,295
Total assets................................................          376          730      3,093      6,352     52,635
Secured notes payable.......................................          650        1,130      1,049      1,049         --
Series A redeemable, convertible preferred stock............        1,153        1,233      1,563      1,663         --
Total stockholders' equity (deficit)........................       (1,637)      (2,228)    (1,416)      (234)    45,830

------------------------

(a) See Note 1 of Notes to Consolidated Financial Statements for information concerning the calculation of earnings (loss) per common share and shares used in computing earnings (loss) per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements that involve risks and uncertainties. NEON's actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors including those set forth under "Risk Factors" and elsewhere in this report. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

OVERVIEW

    NEON develops, markets and supports Enterprise Access and Integration software. NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation which was incorporated in June 1991. NEON introduced its first generally available products, Shadow Direct and Shadow Web Server, in November 1994 and January 1995, respectively. NEON introduced the third member of the Shadow product line, Shadow Enterprise Direct, in February 1996. NEON's Shadow products provide rapid and cost-effective access to and connectivity between enterprise data, transactions and applications. Shadow Direct enables client/server applications to access and integrate with mainframe data and applications. Shadow Enterprise Direct provides access and integration between client/server systems. In addition, through its distributor agreement with Peregrine/Bridge Transfer Corporation, NEON launched the first of its Enterprise Subsystem Management products in January 1997. This product line, which currently consists of six products, improves the availability and performance of mainframe subsystems to support the growing demands placed on the mainframe.

    NEON has devoted significant resources to building its sales and marketing functions, resulting in revenues increasing from $2.5 million in fiscal 1996 to $20.0 million in fiscal 1999. NEON's revenues increased $7.8 million, or 64%, from $12.2 million in fiscal 1998 to $20.0 million in fiscal 1999. NEON has been profitable since the quarter ended September 30, 1996. However, there can be no assurance that NEON will remain profitable on a quarterly or annual basis. Management expects to continue to devote substantial resources to its sales and marketing functions in the future.

    NEON derives revenues exclusively from software licenses and maintenance services. Historically, NEON's Shadow products have generated substantially all of its revenues. License fees, which are based upon the number and capacity of servers as well as the number of client users, are generally due upon license grant and include a one-year maintenance period. The license sales process typically takes three to six months. After the initial year of license, NEON provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee based upon the current price of the products. Since NEON's inception, over 95% of customers have elected to continue maintenance service after the first year. In fiscal 1996, 1997, 1998 and 1999, maintenance revenues represented 11%, 14%, 20% and 23% of total revenues, respectively. Maintenance revenues are expected to continue to increase as a percentage of total revenues as NEON's customer base continues to grow.

    NEON recognizes revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2. NEON sells its products under perpetual license and recognizes license revenues when all of the following conditions are met: a non-cancellable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; and no other significant vendor obligation exists. Maintenance revenues are recognized ratably over the maintenance service period, which is typically one year. The portion of maintenance revenues that has not yet been recognized as revenue is reported as deferred revenue on NEON's balance sheet.

    NEON conducts its business in the United Kingdom and Germany through two wholly-owned consolidated subsidiaries. Revenues from these subsidiaries are denominated in local currencies. Pursuant to these foreign operations, NEON is exposed to foreign currency fluctuations for its net working capital positions. At March 31, 1999, NEON had unhedged net current assets denominated in British pounds aggregating 705,857 British pounds and unhedged net current liabilities denominated in Deutsche marks aggregating 175,266 Deutsche marks. At that date, NEON had no material commitments that would be satisfied in currencies other than U.S. dollars. In other international markets, NEON conducts substantially all of its business through independent third-party distributors. Revenues derived from third-party distributors are denominated in U.S. dollars. Revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 20%, 11%, 41% and 28% in fiscal 1996, 1997, 1998 and 1999, respectively. The British pound and the German mark have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on NEON's revenues or operating results. Management does not currently have an active foreign exchange hedging program; however, NEON may implement a program to mitigate foreign currency transaction risk in the future. Although NEON's international operations and sales levels are subject to economic, fiscal and monetary policy of foreign governments, to date these factors have not had a material effect on NEON's results of operations or liquidity. NEON expects that revenues from international operations should not vary substantially as a percentage of total revenue and from the level experienced in fiscal 1999.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

                                                                                        YEARS ENDED MARCH 31,
                                                                        -----------------------------------------------------
                                                                          1995       1996       1997       1998       1999
                                                                        ---------  ---------  ---------  ---------  ---------
Revenues:
  License.............................................................       81.6%      88.8%      86.0%      80.4%      77.0%
  Maintenance.........................................................       18.4       11.2       14.0       19.6       23.0
                                                                        ---------  ---------  ---------  ---------  ---------
    Total revenues....................................................      100.0      100.0      100.0      100.0      100.0
Cost of revenues:
  Cost of licenses....................................................        1.3        0.7        2.9        4.5        5.2
  Cost of maintenance.................................................         --        6.4        5.5        6.1        4.9
                                                                        ---------  ---------  ---------  ---------  ---------
    Total cost of revenues............................................        1.3        7.1        8.4       10.6       10.1
                                                                        ---------  ---------  ---------  ---------  ---------
Gross profit..........................................................       98.7       92.9       91.6       89.4       89.9
Operating expenses:
  Sales and marketing.................................................       96.9       53.0       48.3       46.8       37.1
  Research and development............................................      230.6       48.9       21.2       18.5       19.0
  General and administrative..........................................       18.8       12.6        9.7       12.2       12.8
  Non-cash compensation...............................................         --         --         --         --        3.8
                                                                        ---------  ---------  ---------  ---------  ---------
    Total operating expenses..........................................      346.3      114.4       79.2       77.6       72.7
                                                                        ---------  ---------  ---------  ---------  ---------
Operating income (loss)...............................................     (247.5)     (21.6)      12.4       11.8       17.2
Interest and other, net...............................................       (1.3)      (2.7)      (0.9)       0.2        0.9
                                                                        ---------  ---------  ---------  ---------  ---------
Income (loss) before provision for
  income taxes........................................................     (248.8)     (24.3)      11.5       12.1       18.1
Provision for income taxes............................................         --         --        0.1        2.5        6.9
                                                                        ---------  ---------  ---------  ---------  ---------
Net income (loss).....................................................     (248.8)%     (24.3)%      11.4%       9.5%      11.3%
                                                                        ---------  ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------  ---------

FISCAL YEARS ENDED MARCH 31, 1997, 1998 AND 1999

REVENUES

    TOTAL REVENUES. Total revenues were $7.2 million, $12.2 million and $20.0 million in fiscal 1997, 1998 and 1999, respectively, representing increases of 70% from fiscal 1997 to fiscal 1998 and 64% from fiscal 1998 to fiscal 1999. One customer accounted for 12% of NEON's total revenues in fiscal 1999.

    LICENSE. License revenues were $6.2 million, $9.8 million, and $15.4 million in fiscal 1997, 1998 and 1999, respectively, representing increases of 59% from fiscal 1997 to fiscal 1998 and 57% from fiscal 1998 to fiscal 1999. The license revenue increases were attributable to increases in the number of license sales of NEON's existing Shadow products, and to a lesser extent, to license sales of new Enterprise Subsystem Management products. Product price increases during the periods were not significant.

    MAINTENANCE. Maintenance revenues were $1.0 million, $2.4 million and $4.6 million in fiscal 1997, 1998 and 1999, respectively, representing increases of 139% from fiscal 1997 to fiscal 1998 and 92% from fiscal 1998 to fiscal 1999. These increases resulted from renewals of maintenance agreements from NEON's installed base of customers and the recognition of deferred first-year maintenance service fees on an increased level of license sales.

    COST OF REVENUES

    COST OF LICENSES. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues primarily resulting from NEON's sales of Enterprise Subsystem Management products. Cost of license revenues was $212,000, $552,000 and $1.0 million in fiscal 1997, 1998 and 1999, respectively, representing 3%, 6% and 7% of total license revenues in the respective periods. The dollar and percentage increases were due primarily to increased sales of Enterprise Subsystem Management products, resulting from increased royalties paid to Peregrine/Bridge Transfer Corporation under NEON's distributorship agreement with Peregrine/Bridge Transfer Corporation.

    COST OF MAINTENANCE. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support departments. Cost of maintenance revenues was $392,000, $743,000 and $986,000 in fiscal 1997, 1998 and 1999, respectively, representing 39%, 31% and 21% of total maintenance revenues in the respective periods. The dollar increases during the periods were due principally to increases in the number of technical support staff providing support to NEON's growing customer base. The percentage decreases resulted primarily from maintenance revenues outpacing the need for additional support staff. NEON anticipates that the cost of maintenance revenues will continue to decrease as a percentage of maintenance revenues as NEON's customer base continues to expand.

    OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. Sales and marketing expenses were $3.5 million, $5.7 million and $7.4 million in fiscal 1997, 1998 and 1999, respectively, representing 48%, 47% and 37% of total revenues in the respective periods. The dollar increase from fiscal 1997 to fiscal 1998 resulted primarily from an increase in costs associated with the recently established sales offices in the United Kingdom and Germany, as well as increases in compensation costs due to the hiring of additional sales personnel and increased commissions paid as a result of NEON's revenue growth. The dollar increase from fiscal 1998 to fiscal 1999 reflects an increase in additional compensation expenses incurred in the hiring of additional North American sales personnel and the payment of increased sales commissions as a result of NEON's revenue growth. The percentage decrease is primarily a result of an increase in NEON's revenues and, to a lesser extent, an increase in sales by NEON's North American and European internal sales personnel, who command lower sales commissions than NEON's independent international distributors. As NEON continues to devote resources to the expansion of its sales and marketing organization, NEON expects that annual sales and marketing expenses will increase in absolute dollars but should not vary substantially as a percentage of total revenues from the level experienced in the fiscal year ended March 31, 1999.

    RESEARCH AND DEVELOPMENT. Research and development expenses include salaries, bonuses and benefits to product authors, product developers and product documentation personnel and the computer hardware, software and telecommunication expenses associated with these personnel. NEON compensates product authors based on a percentage of product license revenues generated by products for which they are responsible. Research and development expenses were $1.5 million, $2.3 million and $3.8 million in fiscal 1997, 1998 and 1999, respectively, representing 21%, 19% and 19% of total revenues in the respective periods. The dollar increases in these periods were primarily attributable to increased compensation costs due to additional staffing and, to a lesser extent, increased product commissions paid to product authors. Research and development expenses are expected to increase in absolute dollar amounts but not vary substantially as a percentage of total revenues from the level experienced in the fiscal year ended March 31, 1999. NEON has adopted Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Research and development expenditures generally have been charged to operations as incurred and any capitalizable amounts have been immaterial.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries, personnel and related costs for NEON's executive, financial, legal and administrative staff. General and administrative expenses were $696,000, $1.5 million and $2.6 million in fiscal 1997, 1998 and 1999, respectively, representing 10%, 12% and 13% of total revenues in the respective periods. The increases resulted primarily from increases in office and administrative costs associated with NEON's newly established subsidiaries in the United Kingdom and Germany, increases in occupancy costs and increases in compensation expenses due principally to administrative personnel additions necessary to support NEON's growth. NEON anticipates general and administrative expenses will continue to increase in absolute dollars but should not vary substantially as a percentage of total revenues from the level experienced in the fiscal year ended March 31, 1999.

    NON-CASH COMPENSATION. During the fiscal year ended March 31, 1999, the Company granted stock options at prices considered to be below the then fair value of the underlying stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million. This amount will be recognized as expense over the four-year vesting period of the granted options. During the fiscal year ended March 31, 1999, $767,000 was recognized as a non-cash compensation expense. The remaining differential of $1.7 million will be recognized over the remaining vesting period of the granted options.

    PROVISION FOR INCOME TAXES. NEON fully utilized its net operating loss carry-forward for U.S. income tax purposes in fiscal 1998. NEON's U.S. income taxes prior to fiscal 1998 were offset by net operating loss carry-forwards. The effective income tax rate was 21% and 38% for fiscal 1998 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    NEON's cash and cash equivalent balance increased to $45.4 million at March 31, 1999 from $2.8 million at March 31, 1998 and $1.7 million at March 31, 1997. This increase was due primarily to the $41.2 million net proceeds received from NEON's March 1999 initial public offering as well as positive cash flows from operating activities.

    Net cash provided by operating activities was $1.9 million, $1.3 million and $2.5 million in fiscal 1997, 1998 and 1999, respectively. Net cash provided by operating activities during these three fiscal years was primarily the result of increased profitability from the growth of NEON's business offset by increases in accounts receivable.

    A majority of NEON's revenues are recorded in the latter half of each quarter. Accordingly, as NEON's quarterly revenues have increased, the aggregate balance of accounts receivable-trade has also increased. Future increases in NEON's accounts receivable-trade balance will reduce cash flows otherwise available from NEON's operating results.

    Net cash used by NEON in investing activities was $306,000, $276,000 and $234,000 in fiscal 1997, 1998 and 1999, respectively, principally for purchases of property and equipment, including computer hardware and software to support NEON's growing employee base. As of March 31, 1999, NEON had no material commitment for capital expenditures.

    NEON's net cash provided by financing activities was $2,000, $28,000 and $40.2 million in fiscal 1997, 1998 and 1999, respectively. Net cash provided by financing activities in fiscal 1999 consisted primarily of the $41.2 million net proceeds received from NEON's initial public offering in March 1999 offset by the repayment of $1.0 million of secured notes payable. The cash provided by financing activities in fiscal 1997 and 1998 was from amounts received from the exercise of employee stock options.

    NEON believes that its current balances of cash and short-term investments in marketable investment securities as well as cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, NEON may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all, or if available, that such financing will be obtainable on terms acceptable to NEON or that any additional financing will not be dilutive.

    In December 1996, NEON was added as a defendant in litigation brought by BMC Software, Inc. Peregrine/Bridge Transfer Corporation, Skunkware, Inc., the privately held sole stockholder of Peregrine/ Bridge Transfer Corporation, and John J. Moores also are defendants in the lawsuit. In the lawsuit, BMC Software alleges misappropriation and infringement of certain trade secrets, confidential information and corporate opportunity, as well as breach of contract and fiduciary relationships by the individuals. BMC Software states in the lawsuit that it is seeking to enjoin further distributions of the Peregrine/Bridge Transfer Corporation Partitioned Database Facility and utilities products. It is also seeking to recover damages based upon the disgorgement of all revenues derived from the sale or license of these products through the date of judgement. As a result of NEON's involvement in the litigation, members of NEON's senior management were initially required to devote a significant amount of attention to the lawsuit. NEON also made certain modifications to its business plan and certain of its products in its 1997 and 1998 fiscal years as a result of the lawsuit. NEON believes that, with respect to its sales activities through March 31, 1999, any disgorgement pursuant to the lawsuit would not exceed $1.9 million. NEON believes that any loss of revenues NEON would suffer if the court enjoins the sale of the Partitioned Database Facility and utilities products would not have a material adverse effect on NEON's liquidity, business or results of operations. If NEON were required to pay damages based upon the disgorgement of all revenues derived from the sale or license of these products, NEON believes that the payment could have a material adverse effect on NEON's liquidity and results of operations.

YEAR 2000 ISSUES

    BACKGROUND AND ASSESSMENT. Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the Year 2000 approaches and are commonly referred to as the Year 2000 Problem.

    In assessing the effect of the Year 2000 Problem on NEON, management determined that three general areas existed that needed to be evaluated:

    - Software products sold to customers

    - Internal infrastructure

    - Supplier/third party relationships

    A discussion of the various activities related to assessment and actions resulting from those evaluations is set forth below.

    SOFTWARE PRODUCTS SOLD TO CUSTOMERS. Several years ago, NEON initiated and completed a recoding of its software products that made them Year 2000 compliant. All earlier versions of the software products previously delivered to customers have been replaced with those recoded products. Subsequently developed products have been tested for Year 2000 compliance and NEON believes that these products are Year 2000 compliant. All of NEON's products have been tested for Year 2000 compliance. The ongoing product development activities of NEON continually consider and address the Year 2000 Problem in their development. However, once licensed, NEON's products interact with other non-NEON developed products and operate on computer systems that are not under NEON's control. These factors could affect the performance of NEON's products if a Year 2000 Problem existed in a different facet of a customer's information technology infrastructure. NEON has not and will not assess the existence of these potential problems in its customers' various environments. NEON does not believe that the development of Year 2000 compliant products has created or will create a significant increase in the development costs of its software products.

    INTERNAL INFRASTRUCTURE. NEON has completed examining and verifying that all of its personal computers, servers and software are Year 2000 compliant. This examination revealed that a small number of personal computers were not compliant. NEON is in the process of replacing or upgrading all items noted that were not Year 2000 compliant. NEON has researched and found that the vendors of all of its critical applications have represented that their products are Year 2000 compliant. NEON has completed upgrading its financial and accounting software. This upgrade involved purchasing an upgraded version of its existing financial and accounting software package that the vendor certifies to be free of Year 2000 Problems. The costs related to these efforts have not been and are not expected to be material to NEON's business, financial condition or results of operations.

    NEON has assessed potential problems associated with embedded technology. These assessments indicate that, due to the nature of NEON's operations, the non-information technology systems (i.e., embedded technology such as microcontrollers) do not represent a significant area of risk relative to Year 2000 readiness. NEON's operations do not include capital-intensive equipment with embedded microcontrollers.

    NEON has not utilized the resources of third parties to assess and/or validate the reliability of its assessment of the Year 2000 Problem. Additionally, NEON does not expect to do so in the future. To date the assessment and corrections of the Year 2000 Problem have not led to the deferment of information technology-related projects.

    SUPPLIERS/THIRD PARTY RELATIONSHIPS. As mentioned above, NEON has been gathering information from vendor Web sites and available compliance statements and has initiated communications with third-party suppliers of the major computers, software and other equipment used, operated or maintained by NEON to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. NEON relies on outside vendors for water, electrical and telecommunications services as well as climate control, building access and other infrastructure services. NEON is not capable of independently evaluating the Year 2000 compliance of the systems utilized to supply these services. NEON has received no assurance of compliance from the providers of these services. There can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of NEON or any of its suppliers. Any failure of these third-parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on NEON's business, financial condition or results of operations.

    STRAIN ON CUSTOMER'S INFORMATION TECHNOLOGY RESOURCES. Some organizations' systems may be seriously disrupted as a result of the Year 2000 Problem. As a result, their attention and capital expenditures could shift away from the need for applications addressed by NEON's products to capital expenditures required to resolve their Year 2000 Problems.

    CONTINGENCY PLANS. NEON has developed contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. Depending on the systems affected, these plans could include:

    - Accelerated replacement of affected equipment or software

    - Short to medium-term use of back-up equipment and software

    - Increased work hours for NEON personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems which arise or to provide manual workarounds for information systems

    - Other similar approaches

If NEON is required to implement any of these contingency plans, such plans could have a material adverse effect on NEON's business, financial conditions or results of operations.

    In fiscal 1999, NEON incurred less that $50,000 in expenses relating to identification and correction of Year 2000 Problems, and NEON does not expect to incur more than $50,000 in expenses for such activities in fiscal 2000.

    Based on the actions taken to date as discussed above, NEON is reasonably certain that it has or will identify and resolve all Year 2000 Problems that could materially adversely affect its business and operations.

NEW ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively in fiscal 2000. The impact of this new standard is not expected to have a significant effect on NEON's financial position or results of operations.

    In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective in fiscal 2000. The statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. The adoption of this new standard will not have a significant effect on NEON's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for all fiscal years beginning after June 15, 1999. Under present operations, this statement will have no impact on NEON's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Pursuant to the General Instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosures called for by Item 7A of Form 10-K and by Item 305 of Regulation S-K do not require additional disclosure by NEON at this time.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Report...............................................................................          37

Consolidated Balance Sheets................................................................................          38

Consolidated Statements of Operations......................................................................          39

Consolidated Statements of Stockholders' Equity (Deficit)..................................................          40

Consolidated Statements of Cash Flows......................................................................          41

Notes to Consolidated Financial Statements.................................................................          42

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
NEON Systems, Inc.:

    We have audited the accompanying consolidated balance sheets of NEON Systems, Inc. and subsidiaries (collectively, the "Company") as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NEON Systems, Inc. and subsidiaries as of March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                            KPMG LLP

Houston, Texas
April 22, 1999

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             AS OF MARCH 31,
                                                                                       ---------------------------
                                                                                           1998          1999
                                                                                       ------------  -------------
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................................................  $  2,804,073  $  45,400,015
  Accounts receivable-trade..........................................................     2,283,194      5,438,319
  Accounts receivable-related party..................................................       181,112        278,817
  Deferred tax assets................................................................       380,532        571,990
  Other current assets...............................................................       246,193        410,620
                                                                                       ------------  -------------
    Total current assets.............................................................     5,895,104     52,099,761
                                                                                       ------------  -------------
Property and equipment:
  Furniture and equipment............................................................       662,155        895,970
  Purchased software.................................................................        78,774         78,774
  Less accumulated depreciation and amortization.....................................      (289,131)      (487,670)
                                                                                       ------------  -------------
    Property and equipment, net......................................................       451,798        487,074
Other assets, net....................................................................         5,268         47,916
                                                                                       ------------  -------------
    Total assets.....................................................................  $  6,352,170  $  52,634,751
                                                                                       ------------  -------------
                                                                                       ------------  -------------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accrued expenses...................................................................  $    564,217  $   1,222,154
  Accounts payable...................................................................       359,819      1,474,763
  Taxes payable......................................................................       365,056        371,844
  Deferred tax liabilities...........................................................            --         27,897
  Deferred maintenance revenue.......................................................     2,584,340      3,707,997
  Secured notes payable (Note 2).....................................................     1,049,101             --
                                                                                       ------------  -------------
    Total current liabilities........................................................     4,922,533      6,804,655
                                                                                       ------------  -------------
Series A redeemable, convertible preferred stock, $.01 par value. Authorized 650,000
  shares; 625,000 issued and outstanding at March 31, 1998 (Note 3)..................     1,663,333             --
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and
    outstanding at March 31, 1999....................................................            --             --
  Common stock, $.01 par value. Authorized 10,000,000 and 30,000,000 shares at March
    31, 1998 and 1999, respectively; 2,535,801 and 8,848,251 shares issued and
    outstanding at March 31, 1998 and 1999, respectively.............................        25,358         88,483
  Additional paid-in capital.........................................................       698,751     46,174,124
  Accumulated other comprehensive income (loss)......................................          (962)        57,849
  Unearned portion of deferred compensation..........................................            --     (1,710,371)
  Retained earnings (accumulated deficit)............................................      (956,843)     1,220,011
                                                                                       ------------  -------------
    Total stockholders' equity (deficit).............................................      (233,696)    45,830,096
  Commitments and contingencies (Note 7)
                                                                                       ------------  -------------
    Total liabilities and stockholders' equity (deficit).............................  $  6,352,170  $  52,634,751
                                                                                       ------------  -------------
                                                                                       ------------  -------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEARS ENDED MARCH 31,
                                                                        -----------------------------------------
                                                                            1997          1998          1999
                                                                        ------------  ------------  -------------
Revenues:
  License.............................................................  $  6,183,089  $  9,806,287  $  15,420,415
  Maintenance.........................................................     1,002,563     2,396,520      4,595,781
                                                                        ------------  ------------  -------------
    Total revenues....................................................     7,185,652    12,202,807     20,016,196
Cost of revenues:
  Cost of licenses....................................................       211,688       551,736      1,031,708
  Cost of maintenance.................................................       392,384       742,953        986,392
                                                                        ------------  ------------  -------------
    Total cost of revenues............................................       604,072     1,294,689      2,018,100
                                                                        ------------  ------------  -------------
Gross profit..........................................................     6,581,580    10,908,118     17,998,096
Operating expenses:
  Sales and marketing.................................................     3,469,286     5,712,689      7,417,664
  Research and development............................................     1,525,313     2,257,915      3,800,091
  General and administrative..........................................       696,349     1,494,278      2,566,500
  Non-cash compensation...............................................            --            --        767,284
                                                                        ------------  ------------  -------------
      Total operating expenses........................................     5,690,948     9,464,882     14,551,539
                                                                        ------------  ------------  -------------
Operating income......................................................       890,632     1,443,236      3,446,557
Interest income.......................................................        23,660        64,029        212,474
Interest expense......................................................       (91,209)      (85,521)       (81,667)
Other, net............................................................           202        49,151         54,660
                                                                        ------------  ------------  -------------
  Income before provision for income taxes............................       823,285     1,470,895      3,632,024
Provision for income taxes............................................         6,865       309,802      1,380,170
                                                                        ------------  ------------  -------------
  Net income..........................................................       816,420     1,161,093      2,251,854
Dividends on series A redeemable, convertible preferred stock.........       (80,000)     (100,000)       (75,000)
                                                                        ------------  ------------  -------------
  Net income applicable to common stockholders........................  $    736,420  $  1,061,093  $   2,176,854
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
Earnings per common share:
  Basic...............................................................  $       0.35  $       0.45  $        0.71
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
  Diluted.............................................................  $       0.14  $       0.19  $        0.30
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
Shares used in computing earnings per common share:
  Basic...............................................................     2,094,087     2,370,525      3,065,219
  Diluted.............................................................     5,671,433     6,267,775      7,517,217

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                              ACCUMULATED      UNEARNED       RETAINED         TOTAL
                                               ADDITIONAL        OTHER        PORTION OF      EARNINGS     STOCKHOLDERS'
                                    COMMON       PAID-IN     COMPREHENSIVE     DEFERRED     (ACCUMULATED       EQUITY
                                     STOCK       CAPITAL     INCOME (LOSS)   COMPENSATION     DEFICIT)       (DEFICIT)
                                   ---------  -------------  --------------  -------------  -------------  --------------
Balance at March 31, 1996........  $  20,870  $     505,216    $       --     $        --   $  (2,754,356)  $ (2,228,270)
Net income.......................         --             --            --              --         816,420        816,420
Foreign currency translation
  gain...........................         --             --         1,133              --              --          1,133
Comprehensive income.............         --             --            --              --              --        817,553
Exercise of stock options........      1,734            654            --              --              --          2,388
Stock option grants..............         --         71,842            --              --              --         71,842
Preferred stock dividends........         --             --            --              --         (80,000)       (80,000)
                                   ---------  -------------       -------    -------------  -------------  --------------
Balance at March 31, 1997........     22,604        577,712         1,133              --      (2,017,936)    (1,416,487)
Net income.......................         --             --            --              --       1,161,093      1,161,093
Foreign currency translation
  loss...........................         --             --        (2,095)             --              --         (2,095)
Comprehensive income.............         --             --            --              --              --      1,158,998
Exercise of stock options........      2,754         25,028            --              --              --         27,782
Tax benefit related to exercise
  of stock options...............         --         82,349            --              --              --         82,349
Stock option grants..............         --         13,662            --              --              --         13,662
Preferred stock dividends........         --             --            --              --        (100,000)      (100,000)
                                   ---------  -------------       -------    -------------  -------------  --------------
Balance at March 31, 1998........     25,358        698,751          (962)             --        (956,843)      (233,696)
Net income.......................         --             --            --              --       2,251,854      2,251,854
Foreign currency translation
  gain...........................         --             --        58,811              --              --         58,811
Comprehensive income.............         --             --            --              --              --      2,310,665
Exercise of stock options........      1,465        142,814            --              --              --        144,279
Tax benefit related to exercise
  of stock options...............         --         23,709            --              --              --         23,709
Deferred compensation related to
  options granted................         --      2,477,655            --      (2,477,655)             --             --
Amortization of deferred stock
  compensation...................         --             --            --         767,284              --        767,284
Preferred stock dividends........         --             --            --              --         (75,000)       (75,000)
Preferred stock conversion to
  common stock...................     31,250      1,707,083            --              --              --      1,738,333
Initial public offering..........     30,410     41,124,112            --              --              --     41,154,522
                                   ---------  -------------       -------    -------------  -------------  --------------
Balance at March 31, 1999........  $  88,483  $  46,174,124    $   57,849     $(1,710,371)  $   1,220,011   $ 45,830,096
                                   ---------  -------------       -------    -------------  -------------  --------------
                                   ---------  -------------       -------    -------------  -------------  --------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED MARCH 31,
                                                                        -----------------------------------------
                                                                            1997          1998          1999
                                                                        ------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................  $    816,420  $  1,161,093  $   2,251,854
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.....................................        73,291       144,344        198,539
    Deferred tax expense..............................................            --      (380,532)      (163,561)
    Noncash compensation expense......................................        71,842        13,662        767,284
    Increase (decrease) in cash resulting from changes in:
      Accounts receivable.............................................      (567,418)   (1,424,468)    (3,252,830)
      Other current assets............................................        10,925      (218,291)      (164,427)
      Other assets....................................................           380        (5,268)       (42,648)
      Accrued expenses................................................       311,594       199,211        657,937
      Accounts payable................................................        84,776       204,686      1,114,944
      Customer deposits...............................................       146,400      (146,400)            --
      Taxes payable...................................................        32,785       364,263         30,497
      Deferred maintenance revenue....................................       895,512     1,437,081      1,123,657
                                                                        ------------  ------------  -------------
Net cash provided by operating activities.............................     1,876,507     1,349,381      2,521,246
                                                                        ------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture and equipment................................      (260,897)     (263,219)      (233,815)
  Purchases of computer software......................................       (45,159)      (12,964)            --
                                                                        ------------  ------------  -------------
Net cash used in investing activities.................................      (306,056)     (276,183)      (233,815)
                                                                        ------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable..........................................            --            --     (1,049,101)
  Issuance of common stock............................................         2,388        27,782     41,298,801
                                                                        ------------  ------------  -------------
Net cash provided by financing activities.............................         2,388        27,782     40,249,700
                                                                        ------------  ------------  -------------
Net increase in cash and cash equivalents.............................     1,572,839     1,100,980     42,537,131
Effect of exchange rates on cash......................................         1,133        (2,095)        58,811
Cash and cash equivalents at beginning of period......................       131,216     1,705,188      2,804,073
                                                                        ------------  ------------  -------------
Cash and cash equivalents at end of period............................  $  1,705,188  $  2,804,073  $  45,400,015
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
Supplemental disclosure of non-cash financing activities:

  Conversion of Series A Redeemable, Convertible Preferred Stock into
    common stock......................................................  $         --  $         --  $   1,738,333
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
  Conversion of note payable and accrued interest into preferred
    stock.............................................................  $    250,000  $         --  $          --
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
Cash paid during the year for income taxes............................  $         --  $    242,930  $   1,542,690
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
Cash paid during the year for interest................................  $         --  $     83,928  $      97,916
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    NEON Systems, Inc. and subsidiaries (collectively, "NEON") is comprised of the parent company, NEON Systems, Inc., and its wholly-owned international subsidiaries, NEON Systems (UK) Ltd. and NEON Systems (GmbH). NEON develops, markets and supports Enterprise Access and Integration software. NEON's primary product family, Shadow, helps organizations access and integrate data, transactions and applications from the Internet and mainframe and client/server systems.

BASIS OF CONSOLIDATION OF FINANCIAL STATEMENTS

    All significant intercompany balances and transactions have been eliminated in consolidation.

ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Revenues from software license sales are recognized when all of the following conditions are met: a non-cancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; and no other significant vendor obligations exist. License revenues generally include software maintenance agreements for the first year following the date of sale. In such cases, revenues are allocated between license fees and maintenance revenues based on NEON specific evidence. Revenues from first-year maintenance agreements and separately priced software maintenance agreements for subsequent years are deferred and recognized ratably on a straight-line basis over the maintenance period.

    NEON also markets and sells its products through independent foreign distributors. License and maintenance revenues from these transactions are recognized when all of the above conditions are met.

    The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION in October 1997, which replaces the previous revenue recognition rules provided by SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. NEON recognizes revenue in accordance with the provisions of SOP 97-2.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using accelerated methods for computer hardware and straight-line methods for other property based on the estimated useful lives, generally three to seven years, of the various classes of property.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents (interest-bearing deposits) with original maturities of less than three months are included in cash and cash equivalents.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) INCOME TAXES

    NEON accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in NEON's financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

PER SHARE INFORMATION

    Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting from the assumed conversion of outstanding stock options and convertible preferred stock for the diluted computation.

    A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:

                                                                                   YEARS ENDED MARCH 31,
                                                                          ----------------------------------------
                                                                              1997          1998          1999
                                                                          ------------  ------------  ------------
Net income..............................................................  $    816,420  $  1,161,093  $  2,251,854
Dividends on series A redeemable, convertible preferred stock...........       (80,000)     (100,000)      (75,000)
                                                                          ------------  ------------  ------------
Net income applicable to common stockholders............................  $    736,420  $  1,061,093  $  2,176,854
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average number of common shares outstanding during the period:
Basic...................................................................     2,094,087     2,370,525     3,065,219
Dilutive stock options..................................................       452,346       772,251     1,549,601
Series A redeemable, convertible preferred stock........................     3,125,000     3,125,000     2,902,397
                                                                          ------------  ------------  ------------
Diluted.................................................................     5,671,433     6,267,775     7,517,217
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Income per common share:
Basic...................................................................  $       0.35  $       0.45  $       0.71
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Diluted.................................................................  $       0.14  $       0.19  $       0.30
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    During the fiscal year ended March 31, 1999 NEON granted stock options at prices considered to be below the then fair value of the underlying stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million. This amount is being recognized as expense over the vesting period of the granted options. During the fiscal year ended March 31, 1999, $767,000 was recognized as a non-cash compensation expense. The remaining differential of $1,710,371 will be recognized over the remaining vesting period, approximately four years, of the granted options.

PREFERRED STOCK

    NEON's Board of Directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges,

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and restrictions thereof, including dividend rights, conversion rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by stockholders.

RESEARCH AND PRODUCT DEVELOPMENT COSTS

    Research and development costs are charged to expense as incurred. Software development costs that qualify for capitalization under Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, are evaluated for recoverability by NEON. No such costs have been capitalized to date as the impact on the financial statements would be immaterial.

STOCK OPTION PLAN

    Prior to April 1, 1996, NEON accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense has been recorded on the date of grant only if the estimated value of the underlying stock exceeded the exercise price. On April 1, 1996, NEON adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. NEON has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

FOREIGN CURRENCY TRANSLATION

    For NEON's international subsidiaries, the functional currencies are the British pound and the German mark. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates prevailing during the period. The adjustments resulting from translating the financial statements of the international subsidiaries are reflected as a cumulative translation adjustment included in stockholders' equity (deficit) as a component of comprehensive income.

STOCK SPLIT

    In August 1996, NEON's Board of Directors declared a five-for-one stock split of NEON's common stock which was effected as a dividend. All stock-related data in the consolidated financial statements and related notes reflects this stock split for all periods presented.

COMPREHENSIVE INCOME

    NEON adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), COMPREHENSIVE INCOME, beginning with NEON's first quarter of fiscal year 1999. The components of comprehensive income include only net income and foreign currency translation gains (losses) of $1,133, ($2,095), and $58,811 for the years ended March 31, 1997, 1998 and 1999, respectively.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 2--SECURED NOTE PAYABLE

    During the year ended March 31, 1997 NEON amended and consolidated three original notes dated September 29, 1994, March 30, 1995 and November 22, 1995 for $300,000, $350,000 and $480,000, respectively. These notes and accrued interest of $169,101 at March 31, 1997 were converted to a new senior note in the principal amount of $1,049,101 and $250,000 of principal was converted into 125,000 shares of NEON's Series A Redeemable, Convertible Preferred Stock.

    The new note was secured by accounts receivable and property and equipment and accrues interest at the rate of eight percent per annum. Proceeds from the initial public offering were used to retire the note in March 1999.

NOTE 3--SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

    The Series A Redeemable, Convertible Preferred Stock was convertible into shares of NEON common stock. Each share of Series A Redeemable, Convertible Preferred Stock was convertible into five shares of common stock (subject to adjustment upon the occurrence of certain events). The Series A Redeemable, Convertible Preferred Stock also had voting rights based on the common stock conversion ratio.

    The Series A Redeemable, Convertible Preferred Stock accrued annual dividends at $0.16 per share. The Series A Redeemable, Convertible Preferred Stock had mandatory conversion and mandatory redemption provisions, which required among other things that the Series A Redeemable, Convertible Preferred Stock be redeemed in April 2000, at the original issuance price of $2.00 per share plus cumulative unpaid dividends. Series A Redeemable, Convertible Preferred Stock dividends accrued, but not yet declared, at March 31, 1997, 1998 and 1999 were $313,333, $413,333 and $0, respectively.

    Immediately prior to the completion of the initial public offering, the holder of the Series A Redeemable, Convertible Preferred Stock converted the 625,000 shares then outstanding into 3,125,000 shares of common stock.

NOTE 4--STOCK OPTION PLANS

    Under the 1993 Stock Plan for the officers and employees of NEON, the Board of Directors authorized the grant of non-qualified incentive stock options to purchase up to 2,600,000 shares of NEON's Common Stock. Such options become exercisable either on the date of grant or in such installments as the grant may specify up to 10 years from the date of grant.

    In January 1999, NEON adopted the 1999 Long-Term Incentive Plan which provides for the grant of incentive stock options and non-qualified stock options to purchase NEON common stock, stock appreciation rights, restricted stock and performance units, to key employees of NEON. NEON has reserved 2,000,000 shares of its common stock for issuance under the 1999 Plan. In connection with NEON's adoption of the 1999 Plan, NEON will not make any new grants under the 1993 Plan and options previously issued under the 1993 Plan will be exercisable in accordance with their terms.

    NEON has adopted the Stock Option Plan for Non-Employee Directors for compensation of its outside directors and has reserved 100,000 shares of its common stock for issuance thereunder. Outside directors joining the Board of Directors will receive options to purchase 7,500 shares of NEON common stock exercisable at the fair market value of the common stock at the close of business on the date immediately preceding the date of grant (the initial outside directors will be eligible for such grants upon their re-election to the Board of Directors). These annual options will vest equally in 33 1/3% increments

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 4--STOCK OPTION PLANS (CONTINUED)
over the three-year period from the date of grant. All stock options granted pursuant to the Stock Option Plan for Non-Employee Directors will be nonqualified stock options and will remain exercisable for a period of ten years from the date of grant or, if earlier, six months after the option holder ceases to be a director of NEON. In the event of a change in control of NEON or certain other significant events, all options outstanding under the Stock Option Plan for Non-Employee Directors shall terminate, provided that immediately before the effective date of such transaction each holder of an outstanding option under the Stock Option Plan for Non-Employee Directors shall be entitled to purchase the total number of shares of common stock that such option holder would have been entitled to purchase during the entire remaining term of the option.

    At March 31, 1999, stock options to acquire 1,629,077 shares were granted and outstanding, with exercise prices ranging from $0.01 to $12.35 per share. These options generally vest over periods of up to four years from the date of grant. The compensation cost related to these grants has been charged to expense for approximately $72,000, $13,700, and $767,300 for the years ended March 31, 1997, 1998 and 1999, respectively. As of March 31, 1999 there was $1,710,371 of deferred compensation related to granted but non-vested stock options. This deferred compensation is being recognized over the vesting period of the options.

    NEON applies APB Opinion No. 25 in accounting for its Plans and, accordingly, compensation cost has been recognized to the extent that the estimated value of the underlying stock exceeds the exercise price on the date of the grant. Had NEON determined compensation cost based on SFAS No. 123, NEON's net income and per share amounts would have been the pro forma amounts indicated below:

                                                                          YEARS ENDED MARCH 31,
                                                                  --------------------------------------
                                                                     1997         1998          1999
                                                                  ----------  ------------  ------------
Net income as reported..........................................  $  816,420  $  1,161,093  $  2,251,854
                                                                  ----------  ------------  ------------
                                                                  ----------  ------------  ------------
Net income, pro forma...........................................  $  802,539  $  1,097,780  $  2,164,250
                                                                  ----------  ------------  ------------
                                                                  ----------  ------------  ------------
Net income per share as reported................................  $     0.35  $       0.45  $       0.71
                                                                  ----------  ------------  ------------
                                                                  ----------  ------------  ------------
Net income (loss) per share, pro forma..........................  $     0.34  $       0.42  $       0.69
                                                                  ----------  ------------  ------------
                                                                  ----------  ------------  ------------

    Prior to the Company's initial public offering, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes model. The weighted average fair market value of an option granted during 1997, 1998 and 1999 was $0.22, $0.86 and $5.54, respectively. Except for the volatility assumption, which was only used under the Black-Scholes model, the following range of assumptions was used to perform the calculations: expected life of five years in 1997, 1998 and 1999; risk-free interest rate ranges of 6.5% during 1997, 5.9% during 1998 and 5.8% during 1999; no expected volatility in 1997 and 1998 and expected volatility of 141% in 1999; and no expected dividend yield for the three years ended March 31, 1999. Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 4--STOCK OPTION PLANS (CONTINUED)
    Stock option activity during periods indicated is as follows:

                                                                                                WEIGHTED
                                                                                                 AVERAGE
                                                                                   NUMBER OF    EXERCISE
                                                                                     SHARES       PRICE
                                                                                   ----------  -----------
Balance at March 31, 1996........................................................   1,035,585   $    0.14
Granted..........................................................................     371,025        0.22
Exercised........................................................................    (173,415)       0.04
Forfeited........................................................................     (28,500)       0.20
                                                                                   ----------
Balance at March 31, 1997........................................................   1,204,695        0.18
Granted..........................................................................     303,920        0.86
Exercised........................................................................    (275,421)       0.09
Forfeited........................................................................     (24,054)       0.44
                                                                                   ----------
Balance at March 31, 1998........................................................   1,209,140        0.36
Granted..........................................................................     624,590        5.54
Exercised........................................................................    (146,450)       0.97
Forfeited........................................................................     (58,203)       1.26
                                                                                   ----------
Balance at March 31, 1999........................................................   1,629,077   $    2.26
                                                                                   ----------
                                                                                   ----------

    At March 31, 1999, the weighted average remaining contractual life of outstanding options was 8.3 years. At March 31, 1997, 1998 and 1999, the number of options exercisable was 583,061, 566,936 and 746,708, respectively, and the weighted average exercise prices of those options were $0.18, $0.20 and $0.25, respectively.

NOTE 5--INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                                                            YEARS ENDED MARCH 31,
                                                                     ------------------------------------
                                                                       1997        1998          1999
                                                                     ---------  -----------  ------------
United States Federal:
  Current..........................................................  $      --  $   647,905  $  1,414,724
  Deferred.........................................................         --     (354,340)     (189,260)
State-current......................................................         --       23,210       100,000
Foreign-current....................................................      6,865       (6,973)       54,706
                                                                     ---------  -----------  ------------
                                                                     $   6,865  $   309,802  $  1,380,170
                                                                     ---------  -----------  ------------
                                                                     ---------  -----------  ------------

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 5--INCOME TAXES (CONTINUED)
    For the years ended March 31, 1997, 1998, and 1999, NEON's effective income tax rate differed from the statutory tax rate as follows:

                                                                         YEARS ENDED MARCH 31,
                                             -----------------------------------------------------------------------------
                                                       1997                      1998                      1999
                                             ------------------------  ------------------------  -------------------------
Statutory tax rate.........................  $   279,917       34.0%   $   500,105       34.0%   $  1,234,888       34.0%
Increase (decrease) in valuation
allowance..................................     (279,917)     (34.0)      (217,427)     (14.8)        205,729        5.7
AMT Credits................................           --         --             --         --        (105,858)      (2.9)
State tax expense..........................           --         --         23,210        1.6          66,000        1.8
Foreign sales corporation..................           --         --             --         --         (48,550)      (1.3)
Other......................................        6,865        1.0          3,914        0.3          27,961        0.7
                                             -----------      -----    -----------      -----    ------------        ---
Effective tax rate.........................  $     6,865        1.0%   $   309,802       21.1%   $  1,380,170       38.0%
                                             -----------      -----    -----------      -----    ------------        ---
                                             -----------      -----    -----------      -----    ------------        ---

    As of March 31, 1997, 1998, and 1999, deferred tax assets were as follows:

                                                                                       AS OF MARCH 31,
                                                                            --------------------------------------
                                                                               1997         1998          1999
                                                                            -----------  -----------  ------------
Deferred maintenance revenues.............................................  $   424,142  $   318,291  $    212,284
Deferred compensation expense.............................................           --           --       283,588
Net operating loss carryforwards:
  United Kingdom..........................................................       18,465       54,484            --
  Germany.................................................................                   225,180       430,909
Other.....................................................................           --        7,757        76,118
                                                                            -----------  -----------  ------------
  Total deferred tax assets...............................................      442,607      605,712     1,002,899
  Valuation allowance.....................................................     (442,607)    (225,180)     (430,909)
                                                                            -----------  -----------  ------------
  Net deferred tax assets.................................................  $        --  $   380,532  $    571,990
                                                                            -----------  -----------  ------------
                                                                            -----------  -----------  ------------

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a valuation allowance is recorded.

    At March 31, 1999, NEON has a net operating loss carryforward for income tax purposes of $1,267,380 related to Germany, which is available to offset future taxable income in Germany, if any. The net operating loss is carried forward indefinitely. During the year ended March 31, 1999, NEON utilized its United Kingdom net operating loss of $160,247.

NOTE 6--RELATED PARTY TRANSACTIONS

    NEON entered into a distributor agreement with Peregrine/Bridge Transfer Corporation, a database software company, in January 1996. In December 1998, NEON amended its distributor agreement with Peregrine/Bridge Transfer Corporation whereby Peregrine/Bridge Transfer Corporation has granted the Company an exclusive, worldwide license to market and sublicense Enterprise Subsystem Management products, with the exception of limited co-marketing rights held by IBM relating to one of Peregrine/ Bridge Transfer Corporation's Enterprise Subsystem Management products. The amended distributor

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 6--RELATED PARTY TRANSACTIONS (CONTINUED) agreement has an initial term through March 31, 2004. The distributor agreement provides that NEON pay license fees for license products and for maintenance and support and upgrade services equal to 50% of the revenues received by NEON. NEON incurred license fees of $117,350, $448,917, and $703,337 for the years ended March 31, 1997, 1998 and 1999, respectively to Peregrine/Bridge Transfer Corporation. NEON also has a services agreement with Peregrine/Bridge Transfer Corporation pursuant to which Peregrine/ Bridge Transfer Corporation reimburses NEON for Peregrine/Bridge Transfer Corporation's share of the general and administrative expenses supplied to it by NEON and for the time spent by NEON's management developing and implementing Peregrine/Bridge Transfer Corporation's product development and market strategy. Such amounts are presented as a reduction of general and administrative expenses in the accompanying consolidated financial statements. Peregrine/Bridge Transfer Corporation pays NEON $23,923 per month under the services agreement. Such amounts totaled $257,076 for the year ended March 31, 1997 and $287,076 for each of the years ended March 31, 1998 and 1999, and are included as a reduction of general and administrative expenses in the accompanying statements of operations. Due to the timing of cash payments between the two parties related to the distributor agreement and the services agreement described above, NEON has accounts receivable-related party of $138,074, $181,112 and $278,817 as of March 31, 1997, 1998 and 1999, respectively.

    NEON and Peregrine/Bridge Transfer Corporation have certain common directors. In addition, the controlling stockholder of Peregrine/Bridge Transfer Corporation's sole shareholder, Skunkware, Inc., is NEON's chairman of the Board of Directors. NEON's president and chief executive officer, chief financial officer, and general counsel have the same responsibilities at Peregrine/Bridge Transfer Corporation.

NOTE 7--COMMITMENTS AND CONTINGENCIES

    NEON leases office space and computer software under operating lease agreements expiring through fiscal 2004. Future minimum rental payments under operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

YEARS ENDING MARCH 31,
2000............................................................  $ 897,840
2001............................................................    839,697
2002............................................................    842,549
2003............................................................    829,390
2004............................................................    375,905
                                                                  ---------
                                                                  $3,785,381
                                                                  ---------
                                                                  ---------

    Total rent expense under all operating leases was $168,964, $433,035, and $715,636 in the years ended March 31, 1997, 1998 and 1999, respectively.

    In December 1996, NEON was named as a codefendant in a lawsuit originally filed in August 1995 against Peregrine/Bridge Transfer Corporation, a director of NEON and a group of employees of Peregrine/Bridge Transfer Corporation who were also former employees of BMC Software. NEON is a distributor for Peregrine/Bridge Transfer Corporation. BMC Software alleges misappropriation and infringment of certain trade secrets, confidential information and corporate opportunity, as well as breach of contract and fiduciary relations by the individuals. BMC Software states in the lawsuit that it is seeking to enjoin further distribution of the Peregrine/Bridge Transfer Corporation Partitioned Database Facility and utilities products. It is also seeking to recover damages based upon the disgorgement of all revenues

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 7--COMMITMENTS AND CONTINGENCIES (CONTINUED) derived from the sale or license of these products through the date of judgment. Furthermore, BMC Software is seeking to hold Peregrine/Bridge Transfer Corporation, NEON and a director of NEON jointly and severally liable for these damages.

    NEON believes that the lawsuit is without merit and has filed counterclaims against BMC Software for anti-competitive practices. Peregrine/Bridge Transfer Corporation is defending NEON in the lawsuit pursuant to an indemnification provision in the distributor agreement between NEON and Peregrine/ Bridge Transfer Corporation. Peregrine/Bridge Transfer Corporation is minimally capitalized, and there can be no assurance that Peregrine/Bridge Transfer Corporation will continue to have sufficient resources to fund the costs and expenses of the lawsuit or indemnify NEON against an adverse judgment. If Peregrine/ Bridge Transfer Corporation should cease defending NEON in the lawsuit, NEON will be required to provide its own defense and may not be able to recover the related costs from Peregrine/Bridge Transfer Corporation. NEON believes that any loss of revenues NEON would suffer if the court enjoins the sale of the Partitioned Database Facility and utilities products would not have a material adverse effect on NEON's liquidity, business or results of operations. If NEON were required to pay damages based upon the disgorgement of all revenues derived from the sale or license of these products, NEON believes that the payment could have a material adverse effect on NEON's liquidity and results of operations.

    A number of organizations, including New Era of Networks, are utilizing the name "Neon," alone and in combination with other words, as a trademark, a tradename or both. New Era of Networks is also a developer and distributor of middleware and other software products. New Era of Networks has used the acronym "NEON" in its business, is listed on the Nasdaq National Market under the symbol "NEON" and has sought to obtain federal trademarks for products and services whose names include the word "NEON." NEON is currently opposing in the U.S. Patent and Trademark Office New Era of Networks' application to trademark "NEONET." On December 24, 1998, New Era of Networks filed a complaint against NEON in the United States District Court for the District of Colorado seeking
(1) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe NEON's rights or constitute unfair competition and (2) cancellation of NEON's federal trademark registration for NEON. NEON has filed an Answer denying the material allegations of that complaint, and the parties are currently engaged in discovery.

    NEON is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on NEON's consolidated financial position, results of operations or liquidity.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 8--FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

    The table below summarizes selected financial information with respect to NEON's operations by geographic location. NEON's United Kingdom operations accounted for over 96% of total European revenues in fiscal 1997, 1998 and 1999.

       During the fiscal year ended March 31, 1999, NEON had one customer which accounted for 12% of the consolidated revenue.

                                                             YEARS ENDED MARCH 31,
                                                   ------------------------------------------
                                                       1997          1998           1999
                                                   ------------  -------------  -------------
Revenues:
United States....................................  $  6,821,990  $   9,923,198  $  15,500,792
Europe...........................................       363,662      2,279,609      4,515,404
                                                   ------------  -------------  -------------
                                                   $  7,185,652  $  12,202,807  $  20,016,196
                                                   ------------  -------------  -------------
                                                   ------------  -------------  -------------
Operating income (loss):
United States....................................  $    870,019  $   2,140,816  $   3,780,724
Europe...........................................        20,613       (697,580)      (334,167)
                                                   ------------  -------------  -------------
                                                   $    890,632  $   1,443,236  $   3,446,557
                                                   ------------  -------------  -------------
                                                   ------------  -------------  -------------
Identifiable assets:
United States....................................  $  2,456,061  $   3,964,737  $  49,896,957
Europe...........................................       636,826      2,387,433      2,737,794
                                                   ------------  -------------  -------------
                                                   $  3,092,887  $   6,352,170  $  52,634,751
                                                   ------------  -------------  -------------
                                                   ------------  -------------  -------------

NOTE 9--SUBSEQUENT EVENTS (UNAUDITED)

    On June 23, 1999, NEON sued New Era of Networks in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" was in violation of Texas law concerning misappropriation of tradenames. In this litigation, NEON seeks to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace, or to dilute the meaning or value of NEON's name. NEON's claims are based upon its prior and continuous use of "NEON" as its corporate name. NEON believes that it has superior rights to use "NEON" and that New Era of Networks' use of NEON is causing confusion in the marketplace. Any litigation to enforce NEON's right to use the NEON name in NEON's business or to prevent others from using the NEON name would be expensive and time-consuming, would divert management resources and may not be adequate to protect NEON's business. If NEON should lose any such litigation, it may have to change its name, which also would be expensive and time-consuming and could adversely affect NEON's business.

NOTE 10--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth certain unaudited quarterly information with respect to the Company's results of operations for the years ended 1997, 1998 and 1999. Earnings per share are computed

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 10--QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

                                                                        1999 QUARTER
                                                         ------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       1ST        2ND        3RD        4TH
                                                         ---------  ---------  ---------  ---------
Revenues...............................................  $   3,849  $   4,136  $   5,850  $   6,181
Gross profit...........................................      3,372      3,678      5,451      5,497
Net income.............................................        145        251        968        888
Earnings per common share:
  Basic................................................  $    0.05  $    0.09  $    0.35  $    0.20
  Diluted..............................................  $    0.02  $    0.04  $    0.14  $    0.11


                                                                        1998 QUARTER
                                                         ------------------------------------------
                                                            1ST        2ND        3RD        4TH
                                                         ---------  ---------  ---------  ---------
Revenues...............................................  $   2,372  $   2,523  $   3,264  $   4,044
Gross profit...........................................      2,072      2,350      3,062      3,425
Net income.............................................        166        129        579        286
Earnings per common share:
  Basic................................................  $    0.06  $    0.04  $    0.23  $    0.11
  Diluted..............................................  $    0.03  $    0.02  $    0.09  $    0.04

                                                                        1997 QUARTER
                                                         ------------------------------------------
                                                            1ST        2ND        3RD        4TH
                                                         ---------  ---------  ---------  ---------
Revenues...............................................  $     953  $   1,560  $   2,146  $   2,527
Gross profit...........................................        867      1,450      2,034      2,230
Net income.............................................        (88)       392        207        305
Earnings per common share:
  Basic................................................  $   (0.05) $    0.18  $    0.09  $    0.13
  Diluted..............................................  $   (0.05) $    0.07  $    0.04  $    0.05

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Information called for by Item 10 will be set forth under the caption "Election of Directors" in NEON's Information Statement with respect to its Annual Meeting of Stockholders to be held August 24, 1999, which will be filed not later than 120 days after the end of NEON's fiscal year ended March 31, 1999 and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information called for by Item 11 will be set forth under the caption "Executive Compensation" in NEON's Information Statement with respect to its Annual Meeting of Stockholders to be held August 24, 1999, which will be filed not later than 120 days after the end of NEON's fiscal year ended March 31, 1999 and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information called for by Item 12 will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in NEON's Information Statement with respect to its Annual Meeting of Stockholders to be held August 24, 1999, which will be filed not later than 120 days after the end of NEON's fiscal year ended March 31, 1999 and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in NEON's Information Statement with respect to its Annual Meeting of Stockholders to be held August 24, 1999, which will be filed not later than 120 days after the end of NEON's fiscal year ended March 31, 1999 and which is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following documents are being filed as part of this Report:

    (a)(1)  Consolidated Financial Statements

           See Index to Consolidated Financial Statements on page 35.

    (a)(2) All other schedules are omitted because they are not applicable, not required or the required information is in the Financial Statements or the Notes thereto.

    (a)(3) The following exhibits are filed or incorporated by reference as part of this Report as required by Item 601 of Regulation S-K. The exhibits designated by an asterisk are management contracts and compensatory plans and arrangements required to be filed as exhibits to this Report.

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       3.1   Amended and Restated Certificate of Incorporation of NEON Systems, Inc. (incorporated by reference to
             Exhibit 3.1 to NEON's Registration Statement on Form S-1 (Registration Number 333-69651) effective March
             5, 1999).

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       3.2   Bylaws of NEON Systems, Inc. (incorporated by reference to Exhibit 3.2 to NEON's Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).
       4.1   Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to NEON's Registration Statement on
             Form S-1 (Registration Number 333-69651) effective March 5, 1999).
       4.2   Certificate of Incorporation, as amended and Bylaws of NEON Systems, Inc. (see Exhibits 3.1 and 3.2).
     10.1*   NEON Systems, Inc. 1993 Stock Plan. (incorporated by reference to Exhibit 10.1 to NEON's Registration
             Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).
     10.2*   NEON Systems 401(k) Plan (incorporated by reference to Exhibit 10.2 to NEON's Registration Statement on
             Form S-1 (Registration Number 333-69651) effective March 5, 1999).
     10.3*   NEON Systems, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to NEON's
             Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).
     10.4*   NEON Systems, Inc. Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit
             10.4 to NEON's Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5,
             1999).
      10.5   Distributor Agreement dated as of January 1, 1996 by and between Peregrine/Bridge Transfer Corporation and NEON Systems, Inc., as amended (incorporated by reference to Exhibit 10.5 to NEON's Registration
             Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).
      10.6   Texaco Inc. Information Technology Department Miscellaneous Work Agreement dated as of July 1, 1991 between NEON Systems, Inc. and Texaco, Inc. (incorporated by reference to Exhibit 10.6 to NEON's
             Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).
      10.7   Series A Stock Purchase Agreement dated as of May 19, 1993 by and between NEON Systems, Inc., JMI Equity
             Fund, L.P. and Peter Schaeffer (incorporated by reference to Exhibit 10.7 to NEON's Registration
             Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).
      10.8   Secured Convertible Promissory Note Purchase Agreement dated as of September 29, 1994 by and between
             NEON Systems, Inc. and JMI Equity Fund, L.P., as amended (incorporated by reference to Exhibit 10.8 to
             NEON's Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).
      10.9   Secured Convertible Promissory Note Purchase Agreement dated as of March 30, 1995 by and between NEON
             Systems, Inc. and JMI Equity Fund, L.P., as amended (incorporated by reference to Exhibit 10.9 to NEON's
             Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).
     10.10   Secured Convertible Promissory Note Purchase Agreement dated as of November 22, 1995 by and between NEON
             Systems, Inc. and JMI Equity Fund, L.P. (incorporated by reference to Exhibit 10.10 to NEON's
             Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     10.11   Secured Promissory Note dated March 31, 1997 to the order of JMI Equity Fund, L.P. in the original principal amount of $1,049,100.78, as amended (incorporated by reference to Exhibit 10.11 to NEON's
             Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).
     10.12   Amendment to Convertible Debt Documentation and Exercise of Conversion Right dated March 31, 1997 by and between NEON Systems, Inc. and JMI Equity Fund, L.P. (incorporated by reference to Exhibit 10.12 to
             NEON's Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).
     10.13   Registration Rights Agreement dated as of May 19, 1993 by and between NEON Systems, Inc., JMI Equity
             Fund, L.P. and Peter Schaeffer (incorporated by reference to Exhibit 10.13 to NEON's Registration
             Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).
     10.14*  Form of Indemnification Agreement between NEON Systems, Inc. and each of its directors (incorporated by reference to Exhibit 10.14 to NEON's Registration Statement on Form S-1 (Registration Number 333-69651)
             effective March 5, 1999).
     10.15   Lease Agreement between Turner Andreac, LLC and NEON Systems, Inc. for office space located at 14100
             Southwest Freeway, Suite 500 in Sugar Land, Texas (incorporated by reference to Exhibit 10.15 to NEON's
             Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).
     10.16   Lease Agreement, dated December 9, 1996, between Nu-Swift Sovereign Limited and NEON Systems (U.K.)
             Limited for office space located at Sovereign House 26/30 London Road in Twickenham, Middlesex
             (incorporated by reference to Exhibit 10.16 to NEON's Registration Statement on Form S-1 (Registration
             Number 333-69651) effective March 5, 1999).
     10.17   Lease Agreement dated September 1, 1997 between NEON Systems GmbH and Triple P. Deutschland GmbH
             (incorporated by reference to Exhibit 10.17 to NEON's Registration Statement on Form S-1 (Registration
             Number 333-69651) effective March 5, 1999).
     10.18   Agreement by and between Goal Systems International, Inc., NEON Systems, Inc. and Peter Schaeffer dated
             January 8, 1992 (incorporated by reference to Exhibit 10.18 to NEON's Registration Statement on Form S-1
             (Registration Number 333-69651) effective March 5, 1999).
     10.19   Stockholders Agreement dated May 19, 1993 by and among NEON Systems, Inc. and JMI Equity Fund, L.P. and
             Peter Schaeffer (incorporated by reference to Exhibit 10.19 to NEON's Registration Statement on Form S-1
             (Registration Number 333-69651) effective March 5, 1999).
     10.20   Stock Restriction Agreement dated May 19, 1993 by and among NEON Systems, Inc., Peter Schaeffer and JMI
             Equity Fund, L.P. (incorporated by reference to Exhibit 10.20 to NEON's Registration Statement on Form
             S-1 (Registration Number 333-69651) effective March 5, 1999).
     10.21   Service Agreement dated as of December 18, 1998 by and among NEON Systems, Inc. and Peregrine/Bridge
             Transfer Corporation (incorporated by reference to Exhibit 10.21 to NEON's Registration Statement on
             Form S-1 (Registration Number 333-69651) effective March 5, 1999).
     10.22   Stock Purchase Agreement dated June 1, 1998 by and between NEON Systems, Inc. and Wayne E. Webb, Jr.
             (incorporated by reference to Exhibit 10.22 to NEON's Registration Statement on Form S-1 (Registration
             Number 333-69651) effective March 5, 1999).

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     10.23   Stockholders Agreement, dated June 1, 1998, by and between NEON Systems, Inc. and Wayne E. Webb, Jr.
             (incorporated by reference to Exhibit 10.23 to NEON's Registration Statement on Form S-1 (Registration
             Number 333-69651) effective March 5, 1999).
     10.24   Form of NEON Distributor Agreement (incorporated by reference to Exhibit 10.24 to NEON's Registration
             Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).
     11.1+   Statement regarding Computation of Per Share Earnings.
      21.1   Subsidiaries of NEON Systems, Inc. (incorporated by reference to Exhibit 21.1 to NEON's Registration
             Statement on Form S-1 (Registration number 333-69651) effective March 5, 1999).
     24.1+   Power of Attorney (included on first signature page).
     27.1+   Financial Data Schedule for year ended March 31, 1999.

------------------------

 +  Filed herewith

 * Management contract or compensatory plan or arrangement. NEON will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. John Reiland, 14100 Southwest Freeway, Suite 500, Sugar Land, Texas 77478.

    (b) Reports on Form 8-K.

        The Company did not file any Form 8-K Current Reports during the last quarter of the fiscal year ended March 31, 1999.

    (c) The Index to Exhibits filed or incorporated by reference pursuant to
       Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the signature page to this Form 10-K.

    (d) Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NEON SYSTEMS, INC.

                                By:                /s/ JOE BACKER
                                     -----------------------------------------
                                                    Joe Backer,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: June 29, 1999

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby authorizes and constitutes Joe Backer and John S. Reiland, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ JOHN J. MOORES
------------------------------  Chairman of the Board          June 29, 1999
        John J. Moores

                                President and Chief
        /s/ JOE BACKER            Executive officer
------------------------------    (Principal Executive         June 29, 1999
          Joe Backer              Officer) and Director

     /s/ PETER SCHAEFFER
------------------------------  Chief Technology Officer       June 29, 1999
       Peter Schaeffer            and Director

                                Chief Financial Officer
     /s/ JOHN S. REILAND          (Principal Financial and
------------------------------    Accounting Officer) and      June 29, 1999
       John S. Reiland            Director

   /s/ CHARLES E. NOELL III
------------------------------  Director                       June 29, 1999
     Charles E. Noell III

   /s/ NORRIS VAN DEN BERG
------------------------------  Director                       June 29, 1999
     Norris van den Berg

     /s/ RICHARD HOLCOMB
------------------------------  Director                       June 29, 1999
       Richard Holcomb

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      3.1    Amended and Restated Certificate of Incorporation of NEON Systems, Inc. (incorporated by reference to
             Exhibit 3.1 to NEON's Registration Statement on Form S-1 (Registration Number 333-69651) effective March
             5, 1999)

      3.2    Bylaws of NEON Systems, Inc. (incorporated by reference to Exhibit 3.2 to NEON's Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999)

      4.1    Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to NEON's Registration Statement on
             Form S-1 (Registration Number 333-69651) effective March 5, 1999)

      4.2    Certificate of Incorporation, as amended and Bylaws of NEON Systems, Inc. (see Exhibits 3.1 and 3.2)

     10.1*   NEON Systems, Inc. 1993 Stock Plan. (incorporated by reference to Exhibit 10.1 to NEON's Registration
             Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999)

     10.2*   NEON Systems 401(k) Plan (incorporated by reference to Exhibit 10.2 to NEON's Registration Statement on
             Form S-1 (Registration Number 333-69651) effective March 5, 1999)

     10.3*   NEON Systems, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to NEON's
             Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999)

     10.4*   NEON Systems, Inc. Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit
             10.4 to NEON's Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5,
             1999)

     10.5    Distributor Agreement dated as of January 1, 1996 by and between Peregrine/Bridge Transfer Corporation and NEON Systems, Inc., as amended (incorporated by reference to Exhibit 10.5 to NEON's Registration
             Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999)

     10.6    Texaco Inc. Information Technology Department Miscellaneous Work Agreement dated as of July 1, 1991 between NEON Systems, Inc. and Texaco, Inc. (incorporated by reference to Exhibit 10.6 to NEON's
             Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999)

     10.7    Series A Stock Purchase Agreement dated as of May 19, 1993 by and between NEON Systems, Inc., JMI Equity
             Fund, L.P. and Peter Schaeffer (incorporated by reference to Exhibit 10.7 to NEON's Registration
             Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999)

     10.8    Secured Convertible Promissory Note Purchase Agreement dated as of September 29, 1994 by and between
             NEON Systems, Inc. and JMI Equity Fund, L.P., as amended (incorporated by reference to Exhibit 10.8 to
             NEON's Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999)

     10.9    Secured Convertible Promissory Note Purchase Agreement dated as of March 30, 1995 by and between NEON
             Systems, Inc. and JMI Equity Fund, L.P., as amended (incorporated by reference to Exhibit 10.9 to NEON's
             Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999)

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     10.10   Secured Convertible Promissory Note Purchase Agreement dated as of November 22, 1995 by and between NEON
             Systems, Inc. and JMI Equity Fund, L.P. (incorporated by reference to Exhibit 10.10 to NEON's
             Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999)

     10.11   Secured Promissory Note dated March 31, 1997 to the order of JMI Equity Fund, L.P. in the original principal amount of $1,049,100.78, as amended (incorporated by reference to Exhibit 10.11 to NEON's
             Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999)

     10.12   Amendment to Convertible Debt Documentation and Exercise of Conversion Right dated March 31, 1997 by and between NEON Systems, Inc. and JMI Equity Fund, L.P. (incorporated by reference to Exhibit 10.12 to
             NEON's Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999)

     10.13   Registration Rights Agreement dated as of May 19, 1003 by and between NEON Systems, Inc., JMI Equity
             Fund, L.P. and Peter Schaeffer (incorporated by reference to Exhibit 10.13 to NEON's Registration
             Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999)

     10.14   Form of Indemnification Agreement between NEON Systems, Inc. and each of its directors (incorporated by reference to Exhibit 10.14 to NEON's Registration Statement on Form S-1 (Registration Number 333-69651)
             effective March 5, 1999)

     10.15   Lease Agreement between Turner Andreac, LLC and NEON Systems, Inc. for office space located at 14100
             Southwest Freeway, Suite 500 in Sugar Land, Texas (incorporated by reference to Exhibit 10.15 to NEON's
             Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999)

     10.16   Lease Agreement, dated December 9, 1996, between Nu-Swift Sovereign Limited and NEON Systems (U.K.)
             Limited for office space located at Sovereign House 26/30 London Road in Twickenham, Middlesex
             (incorporated by reference to Exhibit 10.16 to NEON's Registration Statement on Form S-1 (Registration
             Number 333-69651) effective March 5, 1999)

     10.17   Lease Agreement dated September 1, 1997 between NEON Systems GmbH and Triple P. Deutschland GmbH
             (incorporated by reference to Exhibit 10.17 to NEON's Registration Statement on Form S-1 (Registration
             Number 333-69651) effective March 5, 1999)

     10.18   Agreement by and between Goal Systems International, Inc., NEON Systems, Inc. and Peter Schaeffer dated
             January 8, 1992 (incorporated by reference to Exhibit 10.18 to NEON's Registration Statement on Form S-1
             (Registration Number 333-69651) effective March 5, 1999)

     10.19   Stockholders Agreement dated May 19, 1993 by and among NEON Systems, Inc. and JMI Equity Fund, L.P. and
             Peter Schaeffer (incorporated by reference to Exhibit 10.19 to NEON's Registration Statement on Form S-1
             (Registration Number 333-69651) effective March 5, 1999)

     10.20   Stock Restriction Agreement dated May 19, 1993 by and among NEON Systems, Inc., Peter Schaeffer and JMI
             Equity Fund, L.P (incorporated by reference to Exhibit 10.20 to NEON's Registration Statement on Form
             S-1 (Registration Number 333-69651) effective March 5, 1999)

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     10.21   Service Agreement dated as of December 18, 1998 by and among NEON Systems, Inc. and Peregrine/Bridge
             Transfer Corporation (incorporated by reference to Exhibit 10.21 to NEON's Registration Statement on
             Form S-1 (Registration Number 333-69651) effective March 5, 1999)

     10.22   Stock Purchase Agreement dated June 1, 1998 by and between NEON Systems, Inc. and Wayne E. Webb, Jr.
             (incorporated by reference to Exhibit 10.22 to NEON's Registration Statement on Form S-1 (Registration
             Number 333-69651) effective March 5, 1999)

     10.23   Stockholders Agreement, dated June 1, 1998, by and between NEON Systems, Inc. and Wayne E. Webb, Jr.
             (incorporated by reference to Exhibit 10.23 to NEON's Registration Statement on Form S-1 (Registration
             Number 333-69651) effective March 5, 1999)

     10.24   Form of NEON Distributor Agreement (incorporated by reference to Exhibit 10.24 to NEON's Registration
             Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999)

     11.1+   Statement regarding Computation of Per Share Earnings

     21.1    Subsidiaries of NEON Systems, Inc. (incorporated by reference to Exhibit 21.1 to NEON's Registration
             Statement on Form S-1 (Registration number 333-69651) effective March 5, 1999).

     24.1+   Power of Attorney (included on first signature page)

     27.1+   Financial Data Schedule for year ended March 31, 1999

------------------------

+   Filed herewith

* Management contract or compensatory plan or arrangement. NEON will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. John Reiland, 14100 Southwest Freeway, Suite 500, Sugar Land, Texas 77478.