Form 10-Q
period 1999-06-30
NEON SYSTEMS INC
filed 1999-08-13
CIK 1072978

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

    [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM     TO
                                                  ---    ---

                              --------------------

                         Commission File Number 0-25457

                               NEON SYSTEMS, INC.
             (Exact Name of Registrant as specified in its charter)


                        DELAWARE                         76-0345839
             (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)          Identification No.)

14100 SOUTHWEST FREEWAY, SUITE 500, SUGAR LAND, TEXAS       77478
      (Address of principal executive office)             (Zip Code)

       Registrant's telephone number, including area code: (281) 491-4200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


The number of shares of the registrant's common stock outstanding as of August 11, 1999 was 8,851,073.

                               NEON SYSTEMS, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX

                                                                                             PAGE
                                                                                             ----
 PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets at June 30, 1999 and March 31, 1999 ............        3

          Consolidated Statements of Operations for the Three Months Ended
                June 30, 1999 and 1998 ...............................................        4

          Consolidated Statements of Cash Flows for the Three Months Ended
                June 30, 1999 and 1998 ...............................................        5

          Condensed Notes to Consolidated Financial Statements .......................        6

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          Of Operations ..............................................................        9

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................       15

 PART II. OTHER INFORMATION

 Item 1. Legal Proceedings ...........................................................       16

 Item 2. Changes in Securities and Use of Proceeds ...................................       16

 Item 3. Defaults Upon Senior Securities .............................................       16

 Item 4. Submission of Matters to a Vote of Security Holders .........................       16

 Item 5. Other Information ...........................................................       16

 Item 6. Exhibits and Reports on Form 8-K ............................................       16

 SIGNATURES ..........................................................................       17

PART I - FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                             June 30, 1999        March 31, 1999
                                                             -------------        --------------
                                                              (UNAUDITED)
                                     ASSETS

 CURRENT ASSETS:
    Cash & cash equivalents                                   $ 47,038,633        $ 45,400,015
    Accounts receivable-trade                                    4,738,472           5,438,319
    Accounts receivable-related party                              511,365             278,817
    Deferred income taxes                                          544,093             571,990
    Other current assets                                           832,357             410,620
                                                              ------------        ------------
       Total current assets                                     53,664,920          52,099,761
                                                              ------------        ------------

 Furniture & equipment                                             939,530             895,970
 Purchased software                                                 86,246              78,774
 Less: accumulated depreciation and amortization                  (537,149)           (487,670)
                                                              ------------        ------------
    Property & equipment, net                                      488,627             487,074
 Other assets, net                                                  45,701              47,916
                                                              ------------        ------------
        Total assets                                          $ 54,199,248        $ 52,634,751
                                                              ============        ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accrued expenses                                          $  1,137,055        $  1,222,154
    Accounts payable                                             1,455,641           1,474,763
    Taxes payable                                                  787,359             371,844
    Deferred income taxes                                               --              27,897
    Deferred maintenance revenue                                 3,803,446           3,707,997
                                                              ------------        ------------
       Total current liabilities                                 7,183,501           6,804,655
                                                              ------------        ------------

 STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value. Authorized 10,000,000
   shares; no shares issued and outstanding                             --                  --
 Common stock, $.01 par value. Authorized 30,000,000
   shares; 8,850,033 and 8,848,251 shares issued and
   outstanding at June 30, 1999 and March 31, 1999
   respectively                                                     88,500              88,483
 Additional paid-in capital                                     46,174,908          46,174,124
 Accumulated other comprehensive income                             47,216              57,849
 Unearned portion of deferred compensation                      (1,574,033)         (1,710,371)
 Retained earnings                                               2,279,156           1,220,011
                                                              ------------        ------------
    Total stockholders' equity                                  47,015,747          45,830,096
 Commitments and contingencies (Note 3)
                                                              ------------        ------------
    Total liabilities and stockholders' equity                $ 54,199,248        $ 52,634,751
                                                              ============        ============


SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED JUNE 30,
                                                       -------------------------------
                                                           1999               1998
                                                       ------------        -----------
 Revenues:
    License                                            $  4,449,670        $ 2,923,416
    Maintenance                                           1,635,992            925,817
                                                       ------------        -----------
      Total revenues                                      6,085,662          3,849,233

 Cost of revenues:
    Cost of licenses                                         94,343            276,603
    Cost of maintenance                                     272,252            200,726
                                                       ------------        -----------
      Total cost of revenues                                366,595            477,329
                                                       ------------        -----------

 Gross Profit                                             5,719,067          3,371,904

 Operating expenses:
   Sales and marketing                                    2,454,181          1,417,041
   Research and development                               1,196,863            765,305
   General and administrative                               714,334            511,998
   Non-cash compensation                                    136,338            412,884
                                                       ------------        -----------
    Total operating expenses                              4,501,716          3,107,228

 Operating income                                         1,217,351            264,676

 Interest income                                            543,497             13,704
 Interest expense                                              (572)           (21,093)
 Other, net                                                 (51,978)           (27,653)
                                                       ------------        -----------
    Income before provision for income taxes              1,708,298            229,634
 Provision for income taxes                                 649,153             84,965
                                                       ------------        -----------
    Net income                                            1,059,145            144,669
 Dividends on Series A redeemable,
    convertible preferred stock                                  --            (25,000)
                                                       ------------        -----------

    Net income applicable to common stockholders       $  1,059,145        $   119,669
                                                       ============        ===========

 Earnings per share:
    Basic                                              $       0.12        $      0.05
                                                       ============        ===========

    Diluted                                            $       0.10        $      0.02
                                                       ============        ===========

 Shares used in computing earnings per share:
    Basic                                                 8,849,896          2,551,862
    Diluted                                              10,236,134          6,810,236


SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED JUNE 30,
                                                                   -------------------------------
                                                                       1999               1998
                                                                   ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $  1,059,145        $   144,669
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                       49,479             41,194
     Non-cash compensation expense                                      136,338            412,884
     Increase (decrease) in cash resulting from changes in:
       Accounts receivable                                              467,299           (245,527)
       Other current assets                                            (421,737)           126,863
       Other assets                                                       2,215               (116)
       Accrued expenses                                                 (85,099)          (439,630)
       Accounts payable                                                 (19,122)           321,539
       Taxes payable                                                    415,515           (185,035)
       Deferred maintenance revenue                                      95,449            246,380
                                                                   ------------        -----------
Net cash provided by operating activities                             1,699,482            423,221
                                                                   ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture and equipment                                  (43,560)           (37,388)
  Purchases of computer software                                         (7,472)                --
                                                                   ------------        -----------
Net cash used in investing activities                                   (51,032)           (37,388)
                                                                   ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                  801             86,805
                                                                   ------------        -----------
Net cash provided by financing activities                                   801             86,805
                                                                   ------------        -----------

Net increase in cash and cash equivalents                             1,649,251            472,638
Effect of exchange rates on cash                                        (10,633)             1,109
Cash and cash equivalents at beginning of period                     45,400,015          2,804,073
                                                                   ------------        -----------
Cash and cash equivalents at end of period                         $ 47,038,633        $ 3,277,820
                                                                   ============        ===========

Supplemental disclosure of non-cash financing activities:

Cash paid during the period for income taxes                       $    233,638        $   274,542
                                                                   ============        ===========



SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    NEON Systems, Inc. and subsidiaries (collectively, "NEON") are comprised of the parent company, NEON Systems, Inc., and its wholly-owned international subsidiaries, NEON Systems (UK) Ltd. and NEON Systems (GmbH). NEON develops, markets and supports Enterprise Access and Integration software. NEON's primary product family, Shadow, helps organizations access and integrate data, transactions and applications from the Internet and mainframe and client/server systems.

    The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's annual Report on Form 10-K for the fiscal year ended March 31, 1999.


NOTE 2--PER SHARE INFORMATION

    Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting from the assumed conversion of outstanding stock options and convertible preferred stock for the diluted computation.

    A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                               -----------------------------
                                                                                  1999              1998
                                                                               -----------       -----------
 Net income                                                                    $ 1,059,145       $   144,669
 Dividends on series A redeemable, convertible preferred stock                          --           (25,000)
                                                                               -----------       -----------
 Net income applicable to common stockholders                                  $ 1,059,145       $   119,669
                                                                               ===========       ===========

 Weighted average number of common shares outstanding during the period:
 Basic                                                                           8,849,896         2,551,862
 Dilutive stock options                                                          1,386,238         1,133,374
 Series A redeemable, convertible preferred stock                                       --         3,125,000
                                                                               -----------       -----------
 Diluted                                                                        10,236,134         6,810,236
                                                                               ===========       ===========

 Income per common share:
 Basic                                                                         $      0.12       $      0.05
                                                                               ===========       ===========
 Diluted                                                                       $      0.10       $      0.02
                                                                               ===========       ===========



   During the fiscal year ended March 31, 1999 NEON granted stock options at prices considered to be below the then fair value of the underlying stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million. This amount is being recognized as an expense over the vesting period of the granted options. During the three months ended June 30, 1999, $136,000 was recognized as a non-cash compensation expense. The remaining differential of $1,574,033 will be recognized over the remaining vesting period, approximately three years, of the granted options.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 3--CONTINGENCIES

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

    NEON believes that the lawsuit is without merit and has filed counterclaims against BMC Software for anti-competitive practices. Peregrine/Bridge Transfer Corporation is defending NEON in the lawsuit pursuant to an indemnification provision in the distributor agreement between NEON and Peregrine/Bridge Transfer Corporation. Peregrine/Bridge Transfer Corporation is minimally capitalized, and there can be no assurance that Peregrine/Bridge Transfer Corporation will continue to have sufficient resources to fund the costs and expenses of defending the lawsuit or to indemnify NEON against an adverse judgment. If Peregrine/ Bridge Transfer Corporation should cease defending NEON in the lawsuit, NEON will be required to provide its own defense and may not be able to recover the related costs from Peregrine/Bridge Transfer Corporation. NEON believes that, with respect to its sales activities through June 30, 1999, any disgorgement pursuant to the lawsuit would not exceed $2.1 million. NEON believes that any loss of revenues NEON would suffer if the court enjoins the sale of the Partitioned Database Facility and utilities products would not have a material adverse effect on NEON's liquidity, business or results of operations. If NEON were required to pay damages based upon the disgorgement of all revenues derived from the sale or license of these products, NEON believes that the payment could have a material adverse effect on NEON's liquidity and results of operations.

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

   On June 23, 1999, NEON sued New Era of Networks in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" was in violation of Texas law concerning misappropriation of tradenames. In this litigation, NEON seeks to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace, or to dilute the meaning or value of NEON's name. NEON's claims are based upon its prior and continuous use of "NEON" as its corporate name. NEON believes that it has superior rights to use "NEON" and that New Era of Networks' use of NEON is causing confusion in the marketplace. This and any other litigation to enforce NEON's right to use the NEON name in NEON's business or to prevent others from using the NEON name may be expensive and time-consuming, may divert management resources and may not be adequate to protect NEON's business. If NEON should lose any such litigation, it may have to change its name, which also would be expensive and time-consuming and could adversely affect NEON's business.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 3--CONTINGENCIES (CONTINUED)

         NEON is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any of these matters will not have a material adverse effect on NEON's consolidated financial position, results of operations or liquidity.

NOTE 4-- FOREIGN OPERATIONS

         The table below summarizes selected financial information with respect to NEON's operations by geographic locations.

                                  THREE MONTHS ENDED JUNE 30,
                                -------------------------------
                                    1999               1998
                                ------------        -----------
 Revenues:
 United States                  $  4,480,660        $ 3,009,196
 Europe                            1,605,002            840,037
                                ------------        -----------
                                $  6,085,662        $ 3,849,233
                                ============        ===========
 Operating income (loss):
 United States                  $  1,879,956        $   458,537
 Europe                             (662,605)          (193,861)
                                ------------        -----------
                                $  1,217,351        $   264,676
                                ============        ===========
 Identifiable assets:
 United States                  $ 50,954,898        $ 5,272,540
 Europe                            3,244,350          1,668,351
                                ------------        -----------
                                $ 54,199,248        $ 6,940,891
                                ============        ===========

NOTE 5-- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively in NEON's fiscal year 2000. The impact of this new standard is not expected to have a significant effect on NEON's financial position or results of operations.

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

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Under its present operations, this statement will have no impact on NEON's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in the Company's filings with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended March 31, 1999.



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

    NEON has devoted significant resources to building its sales and marketing functions, resulting in revenues increasing from $3.8 million in the three months ended June 30, 1998, to $6.1 million in the three months ended June 30, 1999, an increase of $2.3 million, or 58%. NEON has been profitable since the quarter ended September 30, 1996. However, there can be no assurance that NEON will remain profitable on a quarterly or annual basis. Management expects to continue to devote substantial resources to its sales and marketing functions in the future.

    NEON derives revenues exclusively from software licenses and maintenance services. Historically, NEON's Shadow products have generated substantially all of its revenues. License fees, which are based upon the number and capacity of servers as well as the number of client users, are generally due upon license grant and include a one-year maintenance period. The license sales process typically takes three to six months. After the initial year of license, NEON provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee based upon the current price of the products. Since NEON's inception, over 95% of customers have elected to continue maintenance service after the first year. Maintenance revenues in the three months ended June 30, 1998 and 1999 represented 24% and 27% of total revenues, respectively. Maintenance revenues are expected to continue to increase as a percentage of total revenues as NEON's customer base continues to grow.

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

    NEON conducts its business in the United Kingdom and Germany through two wholly-owned consolidated subsidiaries. Revenues from these subsidiaries are denominated in local currencies. Pursuant to these foreign operations, NEON is exposed to foreign currency fluctuations for its net working capital positions. At June 30, 1999, NEON had unhedged net current assets denominated in British pounds aggregating 918,304 British pounds and unhedged net current liabilities denominated in deutschemarks aggregating 12,705 deutschemarks. At that date, NEON had no material commitments that would be satisfied in currencies other than U.S. dollars. In other international markets, NEON conducts substantially all of its business through independent third-party distributors. Revenues derived from third-party distributors are denominated in U.S. dollars. Revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 25% and 34% of total revenues in the three months ended June 30, 1998 and 1999, respectively. The British pound and the German mark have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on NEON's revenues or operating results. Management does not currently have an active foreign exchange hedging program; however, NEON may implement a program to mitigate foreign currency transaction risk in the future. Although NEON's international operations and sales levels are subject to economic, fiscal and monetary policy of foreign governments, to date these factors have not had a material effect on NEON's results of operations or liquidity. NEON expects that revenues from international operations should not vary substantially as a percentage of total revenue and from the level experienced in fiscal 1999.

RESULTS OF OPERATIONS

   The following table sets forth, for the periods illustrated, certain statement of operation data expressed as a percentage of total revenues:

                                               THREE MONTHS ENDED JUNE 30,
                                               ---------------------------
                                               1999                   1998
                                               ----                   ----
 Revenues:
    License                                      73%                    76%
    Maintenance                                  27                     24
                                                ---                   ----
       Total revenues                           100                    100
 Cost of revenues:
    Cost of licenses                              2                      7
    Cost of maintenance                           4                      5
                                                ---                   ----
       Total cost of revenues                     6                     12
                                                ---                   ----
 Gross profit                                    94                     88
 Operating expenses:
    Sales and marketing                          40                     37
    Research and development                     20                     20
    General and administrative                   12                     13
    Non-cash compensation                         2                     11
                                                ---                   ----
       Total operating expenses                  74                     81
                                                ---                   ----
 Operating income                                20                      7
 Interest and other, net                          8                     (1)
                                                ---                   ----
 Income before provision for income taxes        28                      6
 Provision for income taxes                      11                      2
                                                ---                   ----
 Net income                                      17%                     4%
                                                ===                   ====


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES

         Total revenues. NEON's revenues increased $2.3 million or 58% from $3.8 million for the three months ended June 30, 1998 to $6.1 million for the three months ended June 30, 1999. No customer accounted for more than 10% of total revenues in the three months ended June 30, 1998, but one customer accounted for 29% and a second customer 18% of total revenues in the three months ended June 30, 1999.

         License. License revenues increased $1.5 million or 52% from $2.9 million for the three months ended June 30, 1998 to $4.4 million for the three months ended June 30, 1999. Essentially all of this increase resulted from increased license sales of NEON's Shadow products.

         Maintenance. Maintenance revenues increased $710,000 or 77% from $926,000 for the three months ended June 30, 1998 to $1.6 million for the three months ended June 30, 1999. This increase resulted approximately equally from increases in first years maintenance revenues recognized in association with new license sales and increases in maintenance agreement renewals from NEON's installed base of customers.

COST OF REVENUES

         Cost of licenses. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues primarily resulting from NEON's sales of Enterprise Subsystem Management products. Cost of license revenues decreased $182,000 or 66% from $277,000, or 9% of license revenues, for the three months ended June 30, 1998 to $95,000, or 2% of license revenues, for the three months ended June 30, 1999. The decreases in the cost of license revenues were attributable to decreased shipments of Enterprise Subsystem Management products sold by NEON under the terms of its distributor agreement with Peregrine/Bridge Transfer Corporation.

         Cost of maintenance. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support department. Cost of maintenance revenues increased $72,000 or 36% from $200,000, or 22% of maintenance revenues, for the three months ended June 30, 1998 to $272,000, or 17% of maintenance revenues, for the three months ended June 30, 1999. The dollar increase was due principally to increased customer support costs in providing maintenance services to NEON's growing installed customer base. The percentage decrease resulted primarily from maintenance revenues outpacing NEON's need for additional support staff.

OPERATING EXPENSES

         Sales and marketing. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. These expenses increased $1.0 million or 73% from $1.4 million, or 37% of total revenues, for the three months ended June 30, 1998 to $2.5 million, or 40% of total revenues, for the three months ended June 30, 1999. The dollar increase reflects a $269,000 increase in expenses related to NEON's sales offices in Germany and the United Kingdom. This dollar increase also reflects a $489,000 increase in additional compensation expenses incurred in the hiring of additional North American sales personnel and the payment of increased sales commissions as a result of NEON's revenue growth. Additionally, the dollar increase includes approximately $308,000 of increased marketing and selling expenses.

         Research and development. Research and development expenses include salaries, bonuses and benefits to product authors, product developers and product documentation personnel and the computer hardware, software and telecommunication expenses associated with these personnel. NEON compensates product authors based on a percentage of product license revenues generated by products for which they are responsible. Research and development expenses increased $432,000 or 56% from $765,000, or 20% of total revenues, for the three months ended June 30, 1998 to $1.2 million, or 20% of total revenues, for the three months ended June 30, 1999. The dollar increase includes a $231,000 increase in recruitment and compensation costs due to increased staffing and, to a lesser extent, from increased product commissions paid to product authors. The dollar increase also includes $131,000 of increased operating expenses, principally due to office and computer facilities required by a larger number of research and development staff. NEON anticipates that it will continue to devote substantial resources to product research and development for the foreseeable future. Research and development expenses are expected to increase in absolute dollar amounts but not vary substantially as a percentage of total revenues from the level experienced in the three months ended June 30, 1999. NEON has followed Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" for the past several years. Research and development expenditures in general have been charged to operations as incurred and any capitalization amounts have been immaterial.

         General and administrative. General and administrative expenses include salaries, personnel and related costs for NEON's executive, financial, legal and administrative staff. General and administrative expenses increased $202,000 or 40% from $512,000, or 13% of total revenues, for the three months ended June 30, 1998 to $714,000, or 12% of total revenues, for the three months ended June 30,1999. This dollar increase resulted primarily from a $93,000 increase in legal and accounting costs and a $50,000 increase in office rental expenses, principally due to the Company's headquarters office expansion. NEON anticipates general and administrative expenses will continue to increase in absolute dollars but should not vary substantially as a percentage of total revenues from the level experienced in the three months ended June 30, 1999.

         Non-cash compensation. During the twelve months prior to NEON's initial public offering on March 5, 1999 the Company granted stock options at prices subsequently considered to be below the then fair value of the underlying stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million. This amount will be recognized as expense over the vesting period of the granted options. During the three months ended June 30, 1999, $136,000 was recognized as a noncash compensation expense. The remaining differential of $1.6 million will be recognized over the remaining vesting period of the granted options.

         Interest income. Interest income increased $530,000 from $14,000 for the three months ended June 30, 1998 to $544,000 for the three months ended June 30, 1999. This increase reflects the increase in the Company's cash and cash equivalents balances resulting primarily from the $41.2 million of net proceeds received from NEON's March 1999 initial public offering.

         Provision for income taxes. NEON fully utilized its net operating loss carryforward for U.S. income tax purposes in fiscal 1998. The effective income tax rate was 37% and 38% for the three months ended June 30, 1998 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         NEON's cash and cash equivalent balance increased to $47.0 million at June 30, 1999 from $45.4 million at March 31, 1999. This increase was due primarily to interest earned on investment of the net proceeds received from our March 1999 initial public offering as well as positive cash flows from collections of accounts receivable-trade.

         Net cash provided by operating activities was $423,000 and $1.7 million in the three months ended June 30, 1998 and 1999, respectively. Increased net cash provided by operating activities during the three months ended June 30, 1999 versus the three months ended June 30, 1998 was primarily the result of increased profitability from the growth of our business.

         A majority of NEON's revenues are recorded in the latter half of each quarter. Accordingly, as NEON's quarterly revenues have increased, the aggregate balance of accounts receivable-trade has also increased. Future increases in NEON's accounts receivable-trade balance will reduce cash flows otherwise available from NEON's operating results.

         Net cash used by NEON in investing activities was $37,000 and $51,000 in the three months ended June 30, 1998 and 1999, respectively, principally for purchases of property and equipment, including computer hardware and software to support NEON's growing employee base. As of June 30, 1999, NEON had no material commitment for capital expenditures.

         NEON's net cash provided by financing activities was $87,000 and $1,000 in the three months ended June 30, 1998 and 1999, respectively. Net cash provided by financing activities in both periods was from amounts received from the exercise of employee stock options.

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

         In December 1996, NEON was added as a defendant in litigation brought by BMC Software, Inc. Peregrine/Bridge Transfer Corporation, Skunkware, Inc., the privately held sole stockholder of Peregrine/Bridge Transfer Corporation, and John J. Moores also are defendants in the lawsuit. In the lawsuit, BMC Software alleges misappropriation and infringement of certain trade secrets, confidential information and corporate opportunity, as well as breach of contract and fiduciary relationships by the individuals. BMC Software states in the lawsuit that it is seeking to enjoin further distributions of the Peregrine/Bridge Transfer Corporation Partitioned Database Facility and utilities products. It is also seeking to recover damages based upon the disgorgement of all revenues derived from the sale or license of these products through the date of judgement. As a result of NEON's involvement in the litigation, members of NEON's senior management were initially required to devote a significant amount of attention to the lawsuit. NEON also made certain modifications to its business plan and certain of its products in its 1997 and 1998 fiscal years as a result of the lawsuit. NEON believes that, with respect to its sales activities through June 30, 1999, any disgorgement pursuant to the lawsuit would not exceed $2.1 million. NEON believes that any loss of revenues NEON would suffer if the court enjoins the sale of the Partitioned Database Facility and utilities products would not have a material adverse effect on NEON's liquidity, business or results of operations. If NEON were required to pay damages based upon the disgorgement of all revenues derived from the sale or license of these products, NEON believes that the payment would be reasonably likely to have a material adverse effect on NEON's liquidity and results of operations.

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

     In assessing the effect of the Year 2000 Problem on NEON, management determined that there existed three general areas that needed to be evaluated:

o    Software products sold to customers

o    Internal infrastructure

o    Supplier/third party relationships

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

         NEON has not utilized the resources of third parties to assess and/or validate the reliability of its Year 2000 Problem. Additionally, NEON does not expect to do so in the future. To date the assessment and corrections of the Year 2000 Problem have not led to the deferment of information technology-related projects.

         Suppliers/third party relationships. As mentioned above, NEON has been gathering information from vendor Websites and available compliance statements and has initiated communications with third-party suppliers of the major computers, software and other equipment used, operated or maintained by NEON to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. NEON relies on outside vendors for water, electrical and telecommunications services as well as climate control, building access and other infrastructure services. NEON is not capable of independently evaluating the Year 2000 compliance of the systems utilized to supply these services. NEON has received no assurance of compliance from the providers of these services. There can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of NEON or any of its suppliers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on NEON's business, financial condition or results of operations.

         Strain on customers' information technology resources. Some organizations' systems may be seriously disrupted as a result of the Year 2000 Problem. As a result, their attention and capital expenditures could shift away from the need for applications addressed by NEON's products to capital expenditures required to resolve their Year 2000 Problems.

     Contingency Plans. NEON has developed contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. Depending on the systems affected, these plans could include:

o    Accelerated replacement of affected equipment or software

o    Short to medium-term use of back-up equipment and software

o Increased work hours for NEON personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems which arise or to provide manual workarounds for information systems

o    Other similar approaches

     If NEON is required to implement any of these contingency plans, such plans could have a material adverse effect on NEON's business, financial conditions or results of operations

     To date, NEON incurred less that $50,000 in expenses relating to identification and correction of Year 2000 Problems, and NEON does not expect to incur more than $50,000 in expenses for such activities in fiscal year 2000.

     Based on the actions taken to date as discussed above, NEON is reasonably certain that it has or will identify and resolve all Year 2000 Problems that could materially adversely affect its business and operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to change in interest rates and foreign currency exchange rates.

       The majority of our foreign currency transactions are denominated in the British pound sterling, which is the functional currency of NEON Systems
(UK) Ltd. As sales contracts are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized to foreign currency translation adjustments. The Company does not currently hedge against foreign currency translation risks and believes that foreign currency exchange risk is not significant to its operations.

       The Company adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $47 million at June 30, 1999, and were invested in different types of money market securities. The Company believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS-On June 23, 1999, NEON sued New Era of Networks in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" was in violation of Texas law concerning misappropriation of tradenames. In this litigation, NEON seeks to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace, or to dilute the meaning or value of NEON's name. NEON's claims are based upon its prior and continuous use of "NEON" as its corporate name. NEON believes that it has superior rights to use "NEON" and that New Era of Networks' use of NEON is causing confusion in the marketplace. This and any other litigation to enforce NEON's right to use the NEON name in NEON's business or to prevent others from using the NEON name may be expensive and time-consuming, may divert management resources and may not be adequate to protect NEON's business. If NEON should lose any such litigation, it may have to change its name, which also would be expensive and time-consuming and could adversely affect NEON's business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS-In March 1999, the Company completed the initial public offering of its common stock (the "IPO"). The Securities and Exchange Commission declared the Registration Statement (File No. 333-69651) relating to the IPO effective on March 4, 1999. In the IPO, the Company issued and sold 3,041,000 shares for an aggregate price to the public of $45,615,000, and a certain selling stockholder sold 64,000 shares of common stock for an aggregate offering price of $960,000. The IPO was a firm commitment underwriting, and the managing underwriters of the IPO were Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC and CIBC Oppenheimer Corp. The underwriting discount incurred by the Company relating to the IPO was $3,193,050. Net offering proceeds received by the Company from the IPO were approximately $41.2 million. Approximately $1.0 million of the proceeds received by the Company from the IPO was used to repay existing indebtedness. The remainder of the proceeds from the IPO (other than the proceeds used to repay the existing indebtedness and other uses described above) has been invested in short term, interesting-bearing, investment-grade securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES-Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS-Not Applicable

ITEM 5.  OTHER INFORMATION-Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             Exhibit 27 - Financial Data Schedule

         (b) REPORTS ON FORM 8-K - NEON did not file any reports on Form 8-K during the first quarter of its fiscal year 2000, which was the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEON SYSTEMS, INC.




August 12, 1999                         /s/ JOE BACKER
                                        ---------------------------------------
                                        Joe Backer
                                        President and Chief Executive Officer

                                        /s/ JOHN REILAND
                                        ---------------------------------------
August 12, 1999                         John S. Reiland
                                        Chief Financial Officer
                                        (Principal accounting officer)

                                INDEX TO EXHIBIT


EXHIBIT NUMBER         DESCRIPTION
--------------         -----------
    27            -Financial Data Schedule