Form 10-Q
period 1999-09-30
NEON SYSTEMS INC
filed 1999-11-15
CIK 1072978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___ TO ___

                                 ---------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding as of November 10, 1999 was 8,948,467.

                               NEON SYSTEMS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX


                                                                                       PAGE
                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 1999 and March 31, 1999.....       3

         Consolidated Statements of Operations for the Three and Six Months
         Ended September 30, 1999 and 1998........................................       4

         Consolidated Statements of Cash Flows for the Six Months Ended
         September 30, 1999 and 1998..............................................       5

         Condensed Notes to Consolidated Financial Statements.....................       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations....................................................      11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............      19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings........................................................      20

Item 2.  Changes in Securities and Use of Proceeds................................      20

Item 3.  Defaults Upon Senior Securities..........................................      20

Item 4.  Submission of Matters to a Vote of Security Holders......................      20

Item 5.  Other Information........................................................      20

Item 6.  Exhibits and Reports on Form 8-K.........................................      20

SIGNATURES........................................................................      21

PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30, 1999    MARCH 31, 1999
                                                                   ------------------    --------------
                                                                      (UNAUDITED)
               ASSETS

        CURRENT ASSETS:
           Cash & cash equivalents                                    $ 14,511,999        $ 45,400,015
           Short-term investments                                       21,002,216                --
           Accounts receivable-trade                                     8,514,683           5,438,319
           Accounts receivable-related party                                60,976             278,817
           Deferred income taxes                                           544,093             571,990
           Other current assets                                            896,433             410,620
                                                                      ------------        ------------
              Total current assets                                      45,530,400          52,099,761
                                                                      ------------        ------------

        Furniture & equipment                                            1,177,817             895,970
        Purchased software                                                 153,681              78,774
        Less: accumulated depreciation and amortization                   (595,446)           (487,670)
                                                                      ------------        ------------
              Property & equipment, net                                    736,052             487,074
        Marketable securities                                            5,682,034                --
        Goodwill, net                                                    2,385,294                --
        Other assets, net                                                   79,386              47,916
                                                                      ------------        ------------
               Total assets                                           $ 54,413,166        $ 52,634,751
                                                                      ============        ============

               LIABILITIES & STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:
           Accrued expenses                                           $    996,459        $  1,222,154
           Accounts payable                                              1,017,818           1,474,763
           Taxes payable                                                   425,958             371,844
           Deferred income taxes                                              --                27,897
           Deferred maintenance revenue                                  4,153,457           3,707,997
                                                                      ------------        ------------
              Total current liabilities                                  6,593,692           6,804,655
                                                                      ------------        ------------

        STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value. Authorized 10,000,000
          shares; no shares issued and outstanding                            --                  --
        Common stock, $.01 par value. Authorized 30,000,000
          shares; 8,929,245 and 8,848,251 shares issued at
          September 30, 1999 and March 31, 1999, respectively;
          8,924,171 and 8,848,251 shares outstanding at
          September 30, 1999 and March 31, 1999, respectively               89,292              88,483
        Additional paid-in capital                                      46,216,723          46,174,124
        Accumulated other comprehensive income (loss)                      (38,233)             57,849
        Unearned portion of deferred compensation                       (1,437,694)         (1,710,371)
        Retained earnings                                                3,130,569           1,220,011
        Less treasury shares, at cost;  5,074 and -0- shares at
           September 30, 1999 and March 31, 1999, respectively            (141,183)               --
                                                                      ------------        ------------
               Total stockholders' equity                               47,819,474          45,830,096
        Commitments and contingencies (Note 4)
                                                                      ------------        ------------
               Total liabilities and stockholders' equity             $ 54,413,166        $ 52,634,751
                                                                      ============        ============


     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      THREE MONTHS ENDED SEPTEMBER 30,     SIX MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------     ------------------------------
                                           1999              1998              1999              1998
                                       ------------      ------------      ------------      ------------
Revenues:
   License                             $  4,351,484      $  3,074,346      $  8,801,154      $  5,997,762
   Maintenance                            1,707,985         1,061,311         3,343,977         1,987,128
                                       ------------      ------------      ------------      ------------
     Total revenues                       6,059,469         4,135,657        12,145,131         7,984,890

Cost of revenues:
   Cost of licenses                         315,909           250,531           410,252           527,134
   Cost of maintenance                      351,190           206,989           623,442           407,715
                                       ------------      ------------      ------------      ------------
     Total cost of revenues                 667,099           457,520         1,033,694           934,849
                                       ------------      ------------      ------------      ------------

Gross profit                              5,392,370         3,678,137        11,111,437         7,050,041

Operating expenses:
  Sales and marketing                     2,357,173         1,829,337         4,811,354         3,246,378
  Research and development                1,187,571           894,428         2,384,434         1,659,733
  General and administrative                960,133           524,492         1,674,467         1,036,490
  Non-cash compensation                     136,339            81,723           272,677           494,607
                                       ------------      ------------      ------------      ------------
   Total operating expenses               4,641,216         3,329,980         9,142,932         6,437,208
                                       ------------      ------------      ------------      ------------

Operating income                            751,154           348,157         1,968,505           612,833

Interest income                             596,033            18,917         1,139,530            32,621
Interest expense                               (829)          (21,611)           (1,401)          (42,704)
Other, net                                   26,890            52,817           (25,088)           25,164
                                       ------------      ------------      ------------      ------------
   Income before provision for
       income taxes                       1,373,248           398,280         3,081,546           627,914
Provision for income taxes                  521,834           147,364         1,170,987           232,329
                                       ------------      ------------      ------------      ------------
   Net income                               851,414           250,916         1,910,559           395,585
Dividends on series A redeemable,
   convertible preferred stock                 --             (25,000)             --             (50,000)
                                       ------------      ------------      ------------      ------------
   Net income applicable to common
      stockholders                     $    851,414      $    225,916      $  1,910,559      $    345,585
                                       ============      ============      ============      ============
Earnings per share:
   Basic                               $       0.10      $       0.09      $       0.22      $       0.13
                                       ============      ============      ============      ============

   Diluted                             $       0.08      $       0.04      $       0.18      $       0.06
                                       ============      ============      ============      ============

Shares used in computing earnings
  per share:
   Basic                                  8,871,957         2,611,079         8,860,987         2,612,595
   Diluted                               10,410,427         7,052,250        10,399,682         7,086,137


     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   SIX MONTHS ENDED SEPTEMBER 30,
                                                   ------------------------------
                                                       1999              1998
                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  1,910,559      $    395,585
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
     Depreciation and amortization                      107,776            81,028
     Deferred tax expense                                27,897          (132,615)
     Non-cash compensation expense                      272,677           494,607
     Increase (decrease) in cash resulting
       from changes in operating assets and
       liabilities:
       Accounts receivable                           (2,796,103)       (1,063,028)
       Other current assets                            (485,813)          104,921
       Other assets                                     (31,470)             (117)
       Accrued expenses                                (814,229)         (243,296)
       Accounts payable                                (562,192)          199,214
       Taxes payable                                     54,114          (365,056)
       Deferred maintenance revenue                     328,470           721,424
                                                   ------------      ------------
Net cash provided by (used in) operating
  activities                                         (1,988,314)          192,667
                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                (26,717,953)             --
  Acquisition                                        (1,870,000)             --
  Purchases of furniture and equipment                  (76,688)          (58,568)
  Purchases of computer software                        (74,907)             --
                                                   ------------      ------------
Net cash used in investing activities               (28,739,548)          (58,568)
                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercises of stock options               43,408           100,823
  Shares purchased for treasury                        (141,183)             --
                                                   ------------      ------------
Net cash provided by (used in) financing
  activities                                            (97,775)          100,823
                                                   ------------      ------------
Net increase (decrease) in cash and cash
  equivalents                                       (30,825,637)          234,922
Effect of exchange rates on cash                        (62,379)            5,317
Cash and cash equivalents at beginning of period     45,400,015         2,804,073
                                                   ------------      ------------

Cash and cash equivalents at end of period         $ 14,511,999      $  3,044,312
                                                   ============      ============

Supplemental disclosure of cash flow information

Cash paid during the period for income taxes       $  1,111,138      $    734,542
                                                   ============      ============


     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    NEON Systems, Inc. and subsidiaries (collectively, "NEON") are comprised of the parent company, NEON Systems, Inc., its wholly-owned subsidiary NEON Beyond Acquisition Corporation, and the parent company's wholly-owned international subsidiaries, NEON Systems (UK) Ltd. and NEON Systems (GmbH). NEON develops, markets and supports Enterprise Access and Integration software. NEON's primary product family, Shadow, helps organizations access and integrate data, transactions and applications from the Internet and mainframe and client/server systems.

    The condensed consolidated financial statements included herein have been prepared by NEON without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes included in NEON's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

NOTE 2--PER SHARE INFORMATION

    Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting from the assumed conversion of outstanding stock options and convertible preferred stock for the diluted computation.

    A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:

                                                    THREE MONTHS ENDED SEPTEMBER 30,    SIX MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------    ------------------------------
                                                         1999             1998              1999             1998
                                                     ------------     ------------      ------------     ------------
Net income                                           $    851,414     $    250,916      $  1,910,559     $    395,585
Dividends on series A redeemable,
  convertible preferred stock                                --            (25,000)             --            (50,000)
                                                     ------------     ------------      ------------     ------------
Net income applicable to common stockholders         $    851,414     $    225,916      $  1,910,559     $    345,585
                                                     ============     ============      ============     ============

Weighted average number of common
  shares outstanding during the period:
Basic                                                   8,871,957        2,611,079         8,860,987        2,612,595
Dilutive stock options                                  1,538,470        1,316,171         1,538,695        1,348,542
Series A redeemable, convertible preferred stock             --          3,125,000              --          3,125,000
                                                     ------------     ------------      ------------     ------------
Diluted                                                10,410,427        7,052,250        10,399,682        7,086,137
                                                     ============     ============      ============     ============

Income per common share:
  Basic                                              $       0.10     $       0.09      $       0.22     $       0.13
                                                     ============     ============      ============     ============
  Diluted                                            $       0.08     $       0.04      $       0.18     $       0.06
                                                     ============     ============      ============     ============

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 2--PER SHARE INFORMATION (CONTINUED)

    During the fiscal year ended March 31, 1999 NEON granted stock options at prices considered to be below the then fair value of the underlying stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million. This amount is being recognized as an expense over the vesting period of the granted options. During the three months and six months ended September 30, 1999, $136,000 and $273,000, respectively, was recognized as non-cash compensation expense. The remaining differential of $1,438,000 will be recognized over the remaining vesting period, approximately three years, of the granted options.

    For the three months ended September 30, 1999 and 1998, 44,259 and -0-stock options, respectively, were not included in the computation of diluted net income per share because the effect would be antidilutive. For the six-month periods ended September 30, 1999 and 1998, all stock options were included in the computation of diluted net income per share.

NOTE 3--COMPREHENSIVE INCOME

    During fiscal year 1999 NEON adopted Financial Accounting Standards Board Statement No. 130 ("FASB 130"), "Reporting Comprehensive Income." FASB 130 establishes new rules for reporting and displaying comprehensive income and its components; however, the adoption has no impact on NEON's net income or stockholders' equity. "Comprehensive Income" includes foreign translation adjustments and unrealized gains or losses on NEON's available-for-sale securities which, prior to adoption of FASB 130, were reported separately in stockholders' equity. The components of comprehensive income, net of applicable tax, for the six-month periods ended September 30, 1999 and 1998, are as follows:


                                                          SIX MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     ---------------------------
                                                        1999             1998
                                                     -----------       ---------
    Net income                                       $ 1,910,559       $ 395,585
    Foreign currency translation gains (losses)          (62,379)          5,317
    Unrealized loss on debt securities                   (33,703)            --
                                                     -----------       ---------
    Total comprehensive income                       $ 1,814,477       $ 400,902
                                                     ===========       =========

NOTE 4--CONTINGENCIES

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

    On June 23, 1999, NEON sued New Era of Networks in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" was in violation of Texas law concerning tradenames and trademarks. In this litigation, NEON seeks to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace, or to dilute the meaning or value of NEON's name. NEON's claims are based upon its prior and continuous use of "NEON" as its corporate name. NEON believes that it has superior rights to use "NEON" and that New Era of Networks' use of NEON is causing confusion in the marketplace. This and any other litigation to enforce NEON's right to use the NEON name in NEON's business or to prevent others from using the NEON name may be expensive and time-consuming, may divert management resources and may not be adequate to protect NEON's business. If NEON should lose any such litigation, it may have to change its name, which also would be expensive and time-consuming and could adversely affect NEON's business.

     NEON is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any of these matters will not have a material adverse effect on NEON's consolidated financial position, results of operations or liquidity.

NOTE 5--OPERATIONS BY GEOGRAPHIC LOCATION

    The table below summarizes selected financial information with respect to NEON's operations by geographic locations.

                                              THREE MONTHS ENDED SEPTEMBER 30,           SIX MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------          --------------------------------
                                                  1999                 1998                 1999                 1998
                                              ------------          ----------          ------------          ----------
              Revenues:
              North America                   $  5,073,823          $3,295,717          $  9,554,483          $6,304,913
              Europe                               985,646             839,940             2,590,648           1,679,977
                                              ------------          ----------          ------------          ----------
                                              $  6,059,469          $4,135,657          $ 12,145,131          $7,984,890
                                              ============          ==========          ============          ==========
              Operating income (loss):
              North America                   $  1,037,406          $  735,134          $  2,917,362          $1,193,671
              Europe                              (286,252)           (386,977)             (948,857)           (580,838)
                                              ------------          ----------          ------------          ----------
                                              $    751,154          $  348,157          $  1,968,505          $  612,833
                                              ============          ==========          ============          ==========
              Identifiable assets:
              North America                   $ 51,549,162          $5,602,156          $ 51,549,162          $5,602,156
              Europe                             2,864,004           2,058,632             2,864,004           2,058,632
                                              ------------          ----------          ------------          ----------
                                              $ 54,413,166          $7,660,788          $ 54,413,166          $7,660,788
                                              ============          ==========          ============          ==========

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 6--MARKETABLE SECURITIES

    NEON considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

    NEON has evaluated its investment policies consistent with Financial Accounting Standards Board Statement No. 115 ("FASB 115"), "Accounting for Certain Investments in Debt and Equity Securities", and determined that its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity under the caption "Accumulated other comprehensive income (loss)." The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

    The following is a summary of marketable securities classified as "available-for-sale" securities as required by FASB 115:

                                                     SIX MONTHS ENDED       YEAR ENDED
                                                    SEPTEMBER 30, 1999    MARCH 31, 1999
                                                    -----------------     --------------
           Debt Securities:
           Cost                                       $  26,717,953         $        --
           Gross unrealized losses                          (33,703)                 --
                                                      -------------         -----------
           Estimated fair value                       $  26,684,250                  --
                                                      =============         ===========

    The amortized cost and estimated fair value based on published closing prices of securities at September 30, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

                                                         AS OF SEPTEMBER 30, 1999
                                                    ------------------------------------
                                                                          ESTIMATED FAIR
                                                          COST                VALUE
                                                      -------------       --------------
           Available-for-sale:
           Due in one year or less                    $  21,019,006       $  21,002,216
           Due after one year through five years          5,698,947           5,682,034

NOTE 7--ACQUISITIONS

    On September 29, 1999, NEON completed its acquisition of Beyond Software Inc. The business, headquartered in Santa Clara, California, was acquired for $1,870,000 in cash, plus the assumption of certain liabilities. The transaction was accounted for under the purchase method of accounting, and accordingly, results of operations of Beyond Software Inc. since September 29, 1999 have been included in the consolidated statements of operations. The acquisition resulted in goodwill of $2,385,294, which will be amortized on a straight-line basis over five years.

    The preliminary net purchase price allocation is as follows:

           Current assets, other than cash                       $      62,421
           Property, plant and equipment                               205,159
           Goodwill                                                  2,385,294
           Current liabilities                                        (769,404)
           Long-term liabilities                                       (13,470)
                                                                 -------------
           Total purchase price                                  $   1,870,000
                                                                 =============

NOTE 8--SUBSEQUENT EVENTS

    On October 29, 1999, NEON entered into an agreed settlement with BMC Software of its lawsuit with BMC Software. BMC Software originally filed the lawsuit in August 1995 in the District Court of Travis County, Texas, 200th Judicial District, against Peregrine/Bridge Transfer Corporation, John J. Moores and a group of employees of Peregrine/Bridge Transfer Corporation who were also former employees of BMC Software. In the lawsuit, BMC Software had alleged misappropriation and infringement of certain trade secrets, confidential information and corporate opportunity, as well as breach of contract and fiduciary relations by the named individuals. NEON, which is the exclusive distributor of software products developed by Peregrine/Bridge Transfer Corporation, had been named as a co-defendant in this lawsuit in December 1996. The October 1999 settlement resolves claims by BMC Software relating to NEON's and Peregrine/Bridge Transfer Corporations's title in and right to market the products of Peregrine/Bridge Transfer Corporation that were the subject of the lawsuit. Under the terms of the settlement, BMC Software paid $30 million to parties other than NEON. In addition, the settlement does not obligate NEON or any other co-defendant to make any present or future cash payment or disgorgement or impose any restriction on the marketing and sale by NEON of its or Peregrine/Bridge Transfer Corporation's products. NEON has been indemnified against its costs and expenses in this lawsuit by Peregrine/Bridge Transfer Corporation under the terms of its distributor agreement with Peregrine/Bridge Transfer Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains certain forward-looking statements that involve risks and uncertainties. NEON's actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in NEON's filings with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended March 31, 1999. Additional information concerning factors that could cause results to differ materially from those forward-looking statements is contained under Item 5. "Other Information." All forward-looking statements in this discussion are expressly qualified in their entirety by the cautionary statements set forth below under Item 5 and in NEON's Form 10-K.

RECENT EVENTS

    On October 29, 1999, NEON entered into an agreed settlement with BMC Software of its lawsuit with BMC Software. BMC Software originally filed the lawsuit in August 1995 in the District Court of Travis County, Texas, 200th Judicial District, against Peregrine/Bridge Transfer Corporation, John J. Moores and a group of employees of Peregrine/Bridge Transfer Corporation who were also former employees of BMC Software. In the lawsuit, BMC Software had alleged misappropriation and infringement of certain trade secrets, confidential information and corporate opportunity, as well as breach of contract and fiduciary relations by the named individuals. NEON, which is the exclusive distributor of software products developed by Peregrine/Bridge Transfer Corporation, had been named as a co-defendant in this lawsuit in December 1996. The October 1999 settlement resolves claims by BMC Software relating to NEON's and Peregrine/Bridge Transfer Corporations's title in and right to market the products of Peregrine/Bridge Transfer Corporation that were the subject of the lawsuit. Under the terms of the settlement, BMC Software paid $30 million to parties other than NEON. In addition, the settlement does not obligate NEON or any other co-defendant to make any present or future cash payment or disgorgement or impose any restriction on the marketing and sale by NEON of its or Peregrine/Bridge Transfer Corporation's products. NEON has been indemnified against its costs and expenses in this lawsuit by Peregrine/Bridge Transfer Corporation under the terms of its distributor agreement with Peregrine/Bridge Transfer Corporation.

OVERVIEW

    NEON develops, markets and supports Enterprise Access and Integration, Security, and Subsystem Management software for all industries. NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation which was incorporated in June 1991. NEON introduced its first generally available products, Shadow Direct and Shadow Web Server, in November 1994 and January 1995, respectively. NEON introduced the third member of the Shadow product line, Shadow Enterprise Direct, in February 1996. NEON's Shadow products provide rapid and cost-effective access to and connectivity between enterprise data, transactions and applications. Shadow Direct enables client/server applications to access and integrate with mainframe data and applications. Shadow Enterprise Direct provides access and integration between client/server systems. In addition, through its distributor agreement with Peregrine/Bridge Transfer Corporation, NEON launched the first of its Enterprise Subsystem Management products in January 1997. This product line, which currently consists of seven products, improves the availability and performance of mainframe subsystems to support the growing demands placed on the mainframe. NEON announced the release on May 3, 1999 of its new enterprise security management product, Halo SSO(TM). On September 29, 1999 NEON closed its acquisition of the principal assets of Beyond Software Inc., a privately-held company based in Santa Clara, California, that provided Enterprise Access and Integration software for IBM OS/390(R) -MVS(R) and VM/ESA(R) mainframe platforms. The assets, including rights to Beyond Software's VM/ESA(R) software products, were acquired for $1.87 million, plus the assumption of certain liabilities.

    NEON has devoted significant resources to building its sales and marketing functions, resulting in revenue increases. NEON has been profitable in every quarter since the quarter ended September 30, 1996. However, there can be no assurance that NEON will remain profitable on a quarterly or annual basis. Management expects to continue to devote substantial resources to its sales and marketing functions in the future.

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

    NEON conducts its business in the United Kingdom and Germany through two wholly-owned consolidated subsidiaries. Revenues from these subsidiaries are denominated in local currencies. Pursuant to these foreign operations, NEON is exposed to foreign currency fluctuations for its net working capital positions. At September 30, 1999, NEON had unhedged net current assets denominated in British pounds aggregating 985,259 British pounds and unhedged net current liabilities denominated in deutschemarks aggregating 630,433 deutschemarks. At that date, NEON had no material commitments that would be satisfied in currencies other than U.S. dollars. In other international markets, NEON conducts substantially all of its business through independent third-party distributors. Revenues derived from third-party distributors are denominated in U.S. dollars. Revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 27% and 26% of total revenues in the three months ended September 30, 1998 and 1999, respectively. In the six months ended September 30, 1998 and 1999, revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 26% and 30%, respectively of total revenues. The British pound and the German mark have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on NEON's revenues or operating results. Management does not currently have an active foreign exchange hedging program; however, NEON may implement a program to mitigate foreign currency transaction risk in the future. Although NEON's international operations and sales levels are subject to economic, fiscal and monetary policy of foreign governments, to date these factors have not had a material effect on NEON's results of operations or liquidity. NEON expects that fiscal 2000 revenues from international operations should not vary substantially as a percentage of total revenue and from the level experienced in fiscal 1999.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

                                             THREE MONTHS ENDED SEPTEMBER 30,            SIX MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------          --------------------------------
                                                 1999                 1998                  1999                1998
                                             ------------         ------------          ------------        ------------
     Revenues:
        License                                    72%                  74%                   72%                 75%
        Maintenance                                28                   26                    28                  25
                                                  ---                  ---                   ---                 ---
           Total revenues                         100                  100                   100                 100
     Cost of revenues:
        Cost of licenses                            5                    6                     4                   7
        Cost of maintenance                         6                    5                     5                   5
                                                  ---                  ---                   ---                 ---
           Total cost of revenues                  11                   11                     9                  12
                                                  ---                  ---                   ---                 ---
     Gross profit                                  89                   89                    91                  88
     Operating expenses:
        Sales and marketing                        39                   44                    39                  41
        Research and development                   19                   21                    20                  21
        General and administrative                 16                   13                    14                  13
        Non-cash compensation                       2                    2                     2                   6
                                                  ---                  ---                   ---                 ---
           Total operating expenses                76                   80                    75                  80
                                                  ---                  ---                   ---                 ---
     Operating income                              13                    9                    16                   8
     Interest and other, net                       10                    1                     9                   -
                                                  ---                  ---                   ---                 ---
     Income before  provision for income           23                   10                    25                   8
      taxes
     Provision for income taxes                     9                    4                     9                   3
                                                  ---                  ---                   ---                 ---
     Net income                                    14%                   6%                   16%                  5%
                                                  ===                  ===                   ===                 ===


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

    Total revenues. NEON's revenues increased $2.0 million or 47% from $4.1 million for the three months ended September 30, 1998 to $6.1 million for the three months ended September 30, 1999. No customer accounted for more than 10% of total revenues in the three months ended September 30, 1998; one customer accounted for 17% of total revenues in the three months ended September 30, 1999.

    License. License revenues increased $1.3 million or 42% from $3.1 million for the three months ended September 30, 1998 to $4.4 million for the three months ended September 30, 1999. Approximately $900,000 of this increase resulted from increased license sales of NEON's Shadow products, with an additional $360,000 increase in sales of Enterprise Subsystem Management products.

    Maintenance. Maintenance revenues increased $647,000 or 61% from $1.1 million for the three months ended September 30, 1998 to $1.7 million for the three months ended September 30, 1999. This increase resulted primarily from the increase in NEON's cumulative installed base of customers.

COST OF REVENUES

    Cost of licenses. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues primarily resulting from NEON's sales of Enterprise Subsystem Management products. Cost of license revenues increased $65,000 or 26% from $251,000, or 8% of license revenues, for the three months ended September 30, 1998 to $316,000, or 7% of license revenues, for the three months ended September 30, 1999. The increase in the cost of license revenues was attributable to additional royalties on increased shipments of Enterprise Subsystem Management products sold by NEON under the terms of its distributor agreement with Peregrine/Bridge Transfer Corporation.

    Cost of maintenance. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support department. Cost of maintenance revenues increased $144,000 or 70% from $207,000, or 20% of maintenance revenues, for the three months ended September 30, 1998 to $351,000, or 21% of maintenance revenues, for the three months ended September 30, 1999. The dollar increase was due principally to increased customer support costs in providing maintenance services to NEON's growing installed customer base.

OPERATING EXPENSES

    Sales and marketing. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. These expenses increased $528,000 or 29% from $1.8 million, or 44% of total revenues, for the three months ended September 30, 1998 to $2.4 million, or 39% of total revenues, for the three months ended September 30, 1999. The dollar increase includes a $39,000 increase in expenses related to NEON's sales offices in Germany and the United Kingdom. This dollar increase also includes a $219,000 increase in compensation expenses incurred in the hiring of additional North American sales personnel and the payment of increased sales commissions as a result of NEON's revenue growth. In addition, the dollar increase includes approximately $137,000 of increased agent commissions and $133,000 of marketing and selling expenses.

    Research and development. Research and development expenses include salaries, bonuses and benefits to product authors, product developers and product documentation personnel and the computer hardware, software and telecommunication expenses associated with these personnel. NEON compensates product authors based on a percentage of product license revenues generated by products for which they are responsible. Research and development expenses increased $293,000 or 33% from $894,000, or 21% of total revenues, for the three months ended September 30, 1998 to $1.2 million, or 19% of total revenues, for the three months ended September 30, 1999. The dollar increase results primarily from a $287,000 increase in recruitment and compensation costs due to increased staffing and, to a lesser extent, from increased product commissions paid to product authors. Research and development expenses are expected to increase in absolute dollar amounts but not vary substantially as a percentage of total revenues from the level experienced in the three months ended September 30, 1999. NEON has followed Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" for the past several years. Research and development expenditures in general have been charged to operations as incurred and any amounts which were capitalizable have been immaterial.

    General and administrative. General and administrative expenses include salaries, personnel and related costs for NEON's executive, financial, legal and administrative staff. General and administrative expenses increased $436,000 or 83% from $524,000, or 13% of total revenues, for the three months ended September 30, 1998 to $960,000, or 16% of total revenues, for the three months ended September 30, 1999. This dollar increase resulted primarily from a $298,000 increase in legal expenses, primarily associated with the litigation with New Era of Networks (See Note 4 to the Financial Statements) and $53,000 in costs associated with SEC reporting and stockholder services incurred by NEON in satisfaction of its obligations as a public company in fiscal 2000 that were not applicable as a private company in fiscal 1999. Additionally, insurance costs increased $34,000, principally due to increased coverage. NEON anticipates that general and administrative expenses will continue to increase in absolute dollars but should not vary substantially as a percentage of total revenues from the level experienced in the three months ended September 30, 1999.

    Non-cash compensation. During the twelve months prior to NEON's initial public offering on March 5, 1999 NEON granted stock options at prices subsequently considered to be below the then-fair value of the underlying stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million. This amount will be recognized as expense over the vesting period of the granted options. During the three months ended September 30, 1999, $136,000 was recognized as a non-cash compensation expense. The remaining differential of $1.4 million will be recognized over the remaining vesting period, approximately three years, of the granted options.

    Interest income. Interest income increased $577,000 from $19,000 for the three months ended September 30, 1998 to $596,000 for the three months ended September 30, 1999. This increase reflects the increase in NEON's cash and cash equivalents and investments balances resulting primarily from the $41.2 million of net proceeds received from NEON's March 1999 initial public offering.

    Provision for income taxes. NEON fully utilized its net operating loss carryforward for U.S. income tax purposes in fiscal 1998. The effective income tax rate was 37% and 38% for the three months ended September 30, 1998 and 1999, respectively.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

    Total revenues. NEON's revenues increased $4.1 million or 52% from $8.0 million for the six months ended September 30, 1998 to $12.1 million for the six months ended September 30, 1999. No customer accounted for more than 10% of total revenues in the six months ended September 30, 1998; one customer accounted for 29% and a second customer 18% of total revenues in the six months ended September 30, 1999.

    License. License revenues increased $2.8 million or 47% from $6.0 million for the six months ended September 30, 1998 to $8.8 million for the six months ended September 30, 1999. Substantially all of this increase resulted from increased license sales of NEON's Shadow products.

    Maintenance. Maintenance revenues increased $1.4 million or 68% from $2.0 million for the six months ended September 30, 1998 to $3.3 million for the six months ended September 30, 1999. This increase resulted primarily from increases in NEON's cumulative installed base of customers.

COST OF REVENUES

    Cost of licenses. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues primarily resulting from NEON's sales of Enterprise Subsystem Management products. Cost of license revenues decreased $117,000 or 22% from $527,000, or 9% of license revenues, for the six months ended September 30, 1998 to $411,000, or 5% of license revenues, for the six months ended September 30, 1999. The decrease in the cost of license revenues was attributable to reduced royalties on decreased shipments of Enterprise Subsystem Management products sold by NEON under the terms of its distributor agreement with Peregrine/Bridge Transfer Corporation.

    Cost of maintenance. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support department. Cost of maintenance revenues increased $216,000, or 53% from $408,000, or 21% of maintenance revenues, for the six months ended September 30, 1998 to $623,000, or 19% of maintenance revenues, for the six months ended September 30, 1999. The dollar increase was due principally to increased customer support costs in providing maintenance services to NEON's growing installed customer base. The percentage decrease resulted primarily from maintenance revenues outpacing NEON's need for additional support staff.

OPERATING EXPENSES

    Sales and marketing. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. These expenses increased $1.6 million or 48% from $3.2 million, or 41% of total revenues, for the six months ended September 30, 1998 to $4.8 million, or 40% of total revenues, for the six months ended September 30, 1999. The dollar increase includes a $290,000 increase in expenses related to NEON's sales offices in Germany and the United Kingdom, a $707,000 increase in additional compensation expenses incurred in the hiring of additional North American sales personnel, and the payment of increased sales commissions as a result of NEON's revenue growth. Additionally, the dollar increase includes approximately $568,000 of increased North American marketing and selling expenses.

    Research and development. Research and development expenses include salaries, bonuses and benefits to product authors, product developers and product documentation personnel and the computer hardware, software and telecommunication expenses associated with these personnel. NEON compensates product authors based on a percentage of product license revenues generated by products for which they are responsible. Research and development expenses increased $725,000, or 44% from $1.7 million, or 21% of total revenues, for the six months ended September 30, 1998 to $2.4 million, or 20% of total revenues, for the six months ended September 30, 1999.

The dollar increase includes a $632,000 increase in recruitment and compensation costs due to increased staffing, partially offset by decreased product commissions paid to product authors. The dollar increase also includes $83,000 of increased operating expenses, principally due to office and computer facilities required by a larger number of research and development staff. NEON anticipates that it will continue to devote substantial resources to product research and development for the foreseeable future. Research and development expenses are expected to increase in absolute dollar amounts but not vary substantially as a percentage of total revenues from the level experienced in the six months ended September 30, 1999. NEON has followed Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" for the past several years. Research and development expenditures in general have been charged to operations as incurred and any capitalizable amounts have been immaterial.

    General and administrative. General and administrative expenses include salaries, personnel and related costs for NEON's executive, financial, legal and administrative staff. General and administrative expenses increased $638,000 or 62% from $1.0 million, or 13% of total revenues, for the six months ended September 30, 1998 to $1.7 million, or 14% of total revenues, for the six months ended September 30, 1999. This dollar increase resulted primarily from a $366,000 increase in legal costs associated with the litigation with New Era of Networks and $56,000 in costs associated with SEC reporting and stockholder services incurred by NEON in satisfaction of its obligations as a public company in fiscal 2000 that were not applicable as a private company in fiscal 1999. Additionally, NEON experienced a $62,000 increase in insurance costs, principally due to increased coverage. NEON anticipates that general and administrative expenses will continue to increase in absolute dollars but should not vary substantially as a percentage of total revenues from the level experienced in the six months ended September 30, 1999.

    Non-cash compensation. During the twelve months prior to NEON's initial public offering on March 5, 1999 NEON granted stock options at prices subsequently considered to be below the then-fair value of the underlying stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million. This amount will be recognized as expense over the vesting period of the granted options. During the six months ended September 30, 1999, $273,000 was recognized as a non-cash compensation expense. The remaining differential of $1.4 million will be recognized over the remaining vesting period, approximately three years, of the granted options.

    Interest income. Interest income increased $1.1 million from $32,000 for the six months ended September 30, 1998 to $1,140,000 for the six months ended September 30, 1999. This increase reflects the increase in NEON's cash and cash equivalents and investments balances resulting primarily from the $41.2 million of net proceeds received from NEON's March 1999 initial public offering.

    Provision for income taxes. NEON fully utilized its net operating loss carryforward for U.S. income tax purposes in fiscal 1998. The effective income tax rate was 37% and 38% for the six months ended September 30, 1998 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    NEON's cash and cash equivalent balance decreased to $14.5 million at September 30, 1999 from $45.4 million at March 31, 1999. This decrease was due primarily to the investment of $26.7 million in marketable securities. Additional cash requirements included the acquisition of Beyond Software Inc.
in September 1999 and quarterly estimated tax payments totaling $1.1 million. Increased accounts receivable-trade balances further contributed to the decrease in cash and cash equivalents during this six-month period. These uses of cash were offset partially by interest earned on the aforementioned investments of the net proceeds received from NEON's March 1999 initial public offering.

    Net cash provided by operating activities was $193,000 in the six months ended September 30, 1998, while the net cash used in operating activities was $2.0 million in the six months ended September 30, 1999. The additional net cash used by operating activities during the six months ended September 30, 1999 was primarily the result of increased balances in NEON's accounts receivable-trade.

    A majority of NEON's revenues are recorded in the latter half of each quarter. Accordingly, as NEON's quarterly revenues have increased, the aggregate balance of accounts receivable-trade has also increased. Future increases in NEON's accounts receivable-trade balance will reduce cash flows otherwise available from NEON's operating results.

    Net cash used by NEON in investing activities was $59,000 and $28.7 million in the six months ended September 30, 1998 and 1999, respectively. The principal investing use in the six months ended September 30, 1998 was purchases of property and equipment, including computer hardware and software to support NEON's growing employee base. Purchases of both short-term and long-term marketable securities, the acquisition of Beyond Software Inc., and purchases of property and equipment, including computer hardware, were the principal uses of investing funds in the six months ended September 30, 1999. As of September 30, 1999, NEON had no material commitment for capital expenditures.

    NEON's net cash provided by (used in) financing activities was $101,000 and ($98,000) in the six months ended September 30, 1998 and 1999, respectively. Net cash provided by financing activities in the period ending September 30, 1998 was from amounts received from the exercise of employee stock options. For the three months ended September 30, 1999, amounts received from the exercise of employee stock options were more than offset by the cost of shares repurchased by NEON in settlement of payroll tax obligations of employees related to the exercises of these stock options.

    NEON believes that its current balances of cash and investments in highly-liquid marketable investment securities as well as cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, NEON may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all, or if available, that such financing will be obtainable on terms acceptable to NEON or that any additional financing will not be dilutive.

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

    Internal Infrastructure. NEON has completed examining and verifying that all of its personal computers, servers and software are Year 2000 compliant. This examination revealed that a small number of personal computers were not compliant. NEON has completed the process of replacing or upgrading all items noted that were not Year 2000 compliant. NEON has researched and found that the vendors of all of its critical applications have represented that their products are Year 2000 compliant. NEON has completed upgrading its financial and accounting software. This upgrade involved purchasing an upgraded version of its existing financial and accounting software package that the vendor certifies to be free of Year 2000 Problems. The costs related to these efforts have not been and are not expected to be material to NEON's business, financial condition or results of operations.

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

    Contingency Plans. NEON has developed contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. Depending on the systems affected, these plans could include:

    o    Accelerated replacement of affected equipment or software

    o    Short to medium-term use of back-up equipment and software

    o Increased work hours for NEON personnel or use of contract personnel to correct, on an accelerated schedule, any Year 2000 Problems which arise or to provide manual workarounds for information systems

    o    Other similar approaches

    If NEON is required to implement any of these contingency plans, such plans could have a material adverse effect on NEON's business, financial conditions or results of operations.

    To date, NEON has incurred less than $50,000 in expenses relating to identification and correction of Year 2000 Problems, and NEON does not expect to incur any material additional expenses for such activities in fiscal year 2000.

    Based on the actions taken to date as discussed above, NEON believes that it has identified and resolved all Year 2000 Problems that could materially adversely affect its business and operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    NEON is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments. In seeking to minimize the risks and/or costs associated with such activities, NEON manages exposure to change in interest rates and foreign currency exchange rates.

    The majority of NEON's foreign currency transactions are denominated in the British pound sterling, which is the functional currency of NEON Systems (UK) Ltd. As sales contracts are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized to foreign currency translation adjustments. NEON does not currently hedge against foreign currency translation risks and believes that foreign currency exchange risk is not significant to its operations.

    NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $14.5 million at September 30, 1999, and were invested in different types of money market securities. An additional $21.0 million was invested in short-term available-for-sale marketable securities with maturity dates from three months to one year in term, and $5.7 million was invested in available-for-sale marketable securities with maturity dates beyond one year. NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Please see the discussion in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Recent Events."

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - In March 1999, NEON completed the initial public offering of its common stock (the "IPO"). The Securities and Exchange Commission declared the Registration Statement (File No. 333-69651) relating to the IPO effective on March 4, 1999. In the IPO, NEON issued and sold 3,041,000 shares for an aggregate price to the public of $45,615,000, and a sole selling stockholder sold 64,000 shares of common stock for an aggregate offering price of $960,000. The IPO was a firm commitment underwriting, and the managing underwriters of the IPO were Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC and CIBC Oppenheimer Corp. The underwriting discount incurred by NEON relating to the IPO was $3,193,050. Net offering proceeds received by NEON from the IPO were approximately $41.2 million. Approximately $1.0 million of the proceeds received by NEON from the IPO was used to repay existing indebtedness and $1.9 million was used in connection with the acquisition of the assets of Beyond Software Inc. The remainder of the proceeds from the IPO (other than the proceeds used to repay the existing indebtedness and other uses described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Liquidity and Capital Resources" ) has been invested in interesting-bearing, investment-grade securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS- Not Applicable

ITEM 5. OTHER INFORMATION - RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS - This filing contains certain forward-looking statements such as NEON's or management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variations thereof or comparable phraseologies of NEON's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Although NEON presently believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by NEON or any other person that the objectives and plans of NEON will be achieved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              Exhibit 27 - Financial Data Schedule

         (b) REPORTS ON FORM 8-K - NEON did not file any reports on Form 8-K during the second quarter of its fiscal year 2000, which was the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NEON SYSTEMS, INC.

November 15, 1999                        /s/ JOE BACKER
                                         ---------------------------------------
                                         Joe Backer
                                         President and Chief Executive Officer
                                         (Principal executive officer)


November 15, 1999                        /s/ JOHN REILAND
                                         ---------------------------------------
                                         John S. Reiland
                                         Chief Financial Officer
                                         (Chief accounting officer)

                                 EXHIBIT INDEX


  EXHIBIT
    NO.                           DESCRIPTION
----------                        -----------
    27                       Financial Data Schedule