Form 10-Q
period 1999-12-31
NEON SYSTEMS INC
filed 2000-02-11
CIK 1072978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding as of February 10, 2000 was 8,978,579.

                               NEON SYSTEMS, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

                                                                                      PAGE
                                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at December 31, 1999 and March 31, 1999 .......    3

         Consolidated  Statements of Operations  for the Three and Nine  Months
         Ended December 31, 1999 and 1998 ..........................................    4

         Consolidated Statements of Cash Flows for the Nine Months Ended
         December 31, 1999 and 1998 ................................................    5

         Condensed Notes to Consolidated Financial Statements ......................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .....................................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................   19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .........................................................   20

Item 2.  Changes in Securities and Use of Proceeds .................................   20

Item 3.  Defaults Upon Senior Securities ...........................................   20

Item 4.  Submission of Matters to a Vote of Security Holders .......................   20

Item 5.  Other Information .........................................................   20

Item 6.  Exhibits and Reports on Form 8-K ..........................................   20

SIGNATURES .........................................................................   21

PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31, 1999      MARCH 31, 1999
                                                         ------------------    ------------------
                                                             (UNAUDITED)
       ASSETS

CURRENT ASSETS:
   Cash & cash equivalents                               $       33,223,327    $       45,400,015
   Short-term investments                                         5,163,127                    --
   Accounts receivable-trade                                      8,657,155             5,438,319
   Accounts receivable-related party                                119,801               278,817
   Deferred income taxes                                            704,053               571,990
   Other current assets                                             645,264               410,620
                                                         ------------------    ------------------
      Total current assets                                       48,512,727            52,099,761
                                                         ------------------    ------------------

Furniture & equipment                                             1,285,044               895,970
Purchased software                                                  504,171                78,774
Less: accumulated depreciation and amortization                    (678,449)             (487,670)
                                                         ------------------    ------------------
      Property & equipment, net                                   1,110,766               487,074
Marketable securities                                             3,005,703                    --
Goodwill, net                                                     2,268,529                    --
Other assets, net                                                 3,533,158                47,916
                                                         ------------------    ------------------
       Total assets                                      $       58,430,883    $       52,634,751
                                                         ==================    ==================

       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accrued expenses                                      $          921,563    $        1,222,154
   Accounts payable                                               1,720,724             1,474,763
   Taxes payable                                                  1,115,570               371,844
   Deferred income taxes                                                 --                27,897
   Deferred maintenance revenue                                   5,208,605             3,707,997
                                                         ------------------    ------------------
      Total current liabilities                                   8,966,462             6,804,655
                                                         ------------------    ------------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value. Authorized 10,000,000
  shares; no shares issued and outstanding                               --                    --
Common stock, $.01 par value. Authorized 30,000,000
  shares; 8,971,413 and 8,848,251 shares issued at
  December 31, 1999 and March 31, 1999, respectively;
  8,966,339 and 8,848,251 shares outstanding at
  December 31, 1999 and March 31, 1999, respectively                 89,714                88,483
Additional paid-in capital                                       45,937,927            46,174,124
Accumulated other comprehensive income                                3,688                57,849
Unearned portion of deferred compensation                        (1,007,976)           (1,710,371)
Retained earnings                                                 4,581,554             1,220,011
Less treasury shares, at cost; 5,074 and -0- shares at
   December 31, 1999 and March 31, 1999, respectively              (140,486)                   --
                                                         ------------------    ------------------
       Total stockholders' equity                                49,464,421            45,830,096
                                                         ------------------    ------------------
Commitments and contingencies (Note 4)
       Total liabilities and stockholders' equity        $       58,430,883    $       52,634,751
                                                         ==================    ==================

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED DECEMBER 31,  NINE MONTHS ENDED DECEMBER 31,
                                              -------------------------------  ------------------------------
                                                   1999            1998            1999             1998
                                               ------------    ------------    ------------    ------------
Revenues:
   License                                     $  7,223,506    $  4,543,462    $ 16,024,660    $ 10,541,224
   Maintenance                                    1,695,223       1,306,494       5,039,200       3,293,622
                                               ------------    ------------    ------------    ------------
     Total revenues                               8,918,729       5,849,956      21,063,860      13,834,846

Cost of revenues:
   Cost of licenses                                 693,856         134,381       1,104,108         661,515
   Cost of maintenance                              538,852         264,684       1,162,294         672,399
                                               ------------    ------------    ------------    ------------
     Total cost of revenues                       1,232,708         399,065       2,266,402       1,333,914
                                               ------------    ------------    ------------    ------------

Gross profit                                      7,686,021       5,450,891      18,797,458      12,500,932

Operating expenses:
  Sales and marketing                             3,139,883       2,071,374       7,951,237       5,317,752
  Research and development                        1,383,062       1,046,303       3,767,496       2,706,036
  General and administrative                        889,478         664,982       2,563,945       1,701,472
  Non-cash compensation expense                     457,720         136,337         730,397         630,944
  Amortization of goodwill                          116,765              --         116,765              --
                                               ------------    ------------    ------------    ------------
   Total operating expenses                       5,986,908       3,918,996      15,129,840      10,356,204
                                               ------------    ------------    ------------    ------------

Operating income                                  1,699,113       1,531,895       3,667,618       2,144,728

Interest income                                     596,995          34,480       1,736,525          67,101
Interest expense                                       (396)        (20,983)         (1,797)        (63,687)
Other, net                                          (41,476)         15,345         (66,564)         40,509
                                               ------------    ------------    ------------    ------------
   Income before provision for
       income taxes                               2,254,236       1,560,737       5,335,782       2,188,651
Provision for income taxes                          803,252         592,269       1,974,239         824,598
                                               ------------    ------------    ------------    ------------
   Net income                                     1,450,984         968,468       3,361,543       1,364,053
Dividends on series A redeemable,
   convertible preferred stock                           --         (25,000)             --         (75,000)
                                               ------------    ------------    ------------    ------------
   Net income applicable to common
      stockholders                             $  1,450,984    $    943,468    $  3,361,543    $  1,289,053
                                               ============    ============    ============    ============
Earnings per share:
   Basic                                       $       0.16    $       0.36    $       0.38    $       0.49
                                               ============    ============    ============    ============

   Diluted                                     $       0.14    $       0.14    $       0.32    $       0.20
                                               ============    ============    ============    ============

Shares used in computing earnings per share:
   Basic                                          8,949,989       2,659,214       8,890,762       2,607,587
   Diluted                                       10,403,910       7,092,138      10,481,666       6,933,985


     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                                 1999              1998
                                                           ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $     3,361,543    $     1,364,053
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                                 190,779            141,182
     Deferred tax expense                                         (159,960)          (186,624)
     Non-cash compensation expense                                 730,397            630,944
     Amortization of goodwill                                      116,765                 --
     Increase (decrease) in cash resulting
       from changes in operating assets and liabilities:
        Accounts receivable                                     (2,997,399)        (1,647,572)
        Other current assets                                      (234,644)           136,341
        Other assets                                            (3,485,242)          (172,434)
        Accrued expenses                                        (1,238,375)          (208,984)
        Accounts payable                                           168,611            445,017
        Taxes payable                                              743,726            131,222
        Deferred maintenance revenue                             1,383,618          1,030,053
                                                           ---------------    ---------------
Net cash provided by (used in) operating activities:            (1,420,181)         1,663,198
                                                           ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                            (8,189,964)                --
  Acquisition                                                   (1,870,000)                --
  Purchases of furniture and equipment                            (183,915)           (86,267)
  Purchases of computer software                                  (425,397)                --
                                                           ---------------    ---------------
Net cash used in investing activities                          (10,669,276)           (86,267)
                                                           ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercises of stock options                          86,282            144,279
  Shares purchased for treasury                                   (140,486)                --
                                                           ---------------    ---------------
Net cash provided by (used in) financing activities                (54,204)           144,279
                                                           ---------------    ---------------
Net increase (decrease) in cash and cash equivalents           (12,143,661)         1,721,210
Effect of exchange rates on cash                                   (33,027)           (14,442)
Cash and cash equivalents at beginning of period                45,400,015          2,804,073
                                                           ---------------    ---------------
Cash and cash equivalents at end of period                 $    33,223,327    $     4,510,841
                                                           ===============    ===============


Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes               $     1,395,147    $       905,206
                                                           ===============    ===============

Cash paid during the period for interest                   $            --    $        83,928
                                                           ===============    ===============


     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    NEON Systems, Inc. and subsidiaries (collectively, "NEON") are comprised of the parent company, NEON Systems, Inc., its wholly-owned subsidiary NEON Beyond Acquisition Corporation and the parent company's wholly-owned international subsidiaries, NEON Systems (UK) Ltd. and NEON Systems (GmbH). NEON develops, markets and supports Enterprise Access and Integration software. NEON's primary product family, Shadow, helps organizations access and integrate data, transactions and applications from the Internet and mainframe and client/server systems.

    The condensed consolidated financial statements included herein have been prepared by NEON without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes included in NEON's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

NOTE 2--PER SHARE INFORMATION

    Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting from the assumed conversion of outstanding stock options and convertible preferred stock for the diluted computation.

    A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:

                                                    THREE MONTHS ENDED DECEMBER 31,       NINE MONTHS ENDED DECEMBER 31,
                                                   ---------------------------------    ---------------------------------
                                                        1999               1998               1999              1998
                                                   ---------------   ---------------    ---------------   ---------------
Net income                                         $     1,450,984   $       968,468    $     3,361,543   $     1,364,053
Dividends on series A redeemable,
  convertible preferred stock                                   --           (25,000)                --           (75,000)
                                                   ---------------   ---------------    ---------------   ---------------
Net income applicable to common stockholders       $     1,450,984   $       943,468    $     3,361,543   $     1,289,053
                                                   ===============   ===============    ===============   ===============

Weighted average number of common
  shares outstanding during the period:
Basic                                                    8,949,989         2,659,214          8,890,762         2,607,587
Dilutive stock options                                   1,453,921         1,307,924          1,590,904         1,201,398
Series A redeemable, convertible preferred stock                --         3,125,000                 --         3,125,000
                                                   ---------------   ---------------    ---------------   ---------------
Diluted                                                 10,403,910         7,092,138         10,481,666         6,933,985
                                                   ===============   ===============    ===============   ===============

Income per common share:
  Basic                                            $          0.16   $          0.36    $          0.38   $          0.49
                                                   ===============   ===============    ===============   ===============

  Diluted                                          $          0.14   $          0.14    $          0.32   $          0.20
                                                   ===============   ===============    ===============   ===============

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 2--PER SHARE INFORMATION (CONTINUED)

    During the fiscal year ended March 31, 1999, NEON granted stock options at prices considered below the then fair value of the underlying common stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million, which is amortizable to expense over the vesting period of the options. This deferred compensation balance was reduced during the quarter ended December 31, 1999 by $321,000 due to the cancellation of options associated with terminated employees. During the three-month and nine-month periods ended December 31, 1999, $108,000 and $381,000, respectively, were recognized as non-cash compensation expense. The deferred balance of $1.0 million will be recognized over the remaining vesting period, approximately three years, of the granted options. In the third quarter of fiscal year 2000, $349,000 was recognized as non-cash compensation expense related to performance-based options granted to a NEON executive.

    For the three-month periods ended December 31, 1999 and 1998, 176,914 and 244,870 stock options, respectively, were not included in the computation of diluted net income per share because the effect would be antidilutive. For the nine-month periods ended December 31, 1999 and 1998, 44,259 and -0- stock options, respectively, were excluded in the computation of diluted net income per share.

NOTE 3--COMPREHENSIVE INCOME

    During fiscal year 1999 NEON adopted Financial Accounting Standards Board Statement No. 130 ("FASB 130"), "Reporting Comprehensive Income." FASB 130 established new rules for reporting and displaying comprehensive income and its components; however, the adoption has no impact on NEON's net income or total stockholders' equity. In addition to net income, "Comprehensive Income" includes foreign translation adjustments and unrealized gains or losses on NEON's available-for-sale securities which, prior to adoption of FASB 130, were reported separately in stockholders' equity. The components of comprehensive income, net of applicable tax, for the nine-month periods ended December 31, 1999 and 1998, are as follows:


                                                       NINE MONTHS ENDED
                                                          DECEMBER 31,
                                              ----------------------------------
                                                    1999               1998
                                              ---------------    ---------------
Net income                                    $     3,361,543    $     1,289,053
Foreign currency translation gains (losses)           (33,027)           (14,442)
Unrealized loss on debt securities                    (21,134)                --
                                              ---------------    ---------------
Total comprehensive income                    $     3,307,382    $     1,274,611
                                              ===============    ===============

NOTE 4--CONTINGENCIES

    A number of organizations, including New Era of Networks, Inc., are utilizing the name "NEON," alone and in combination with other words, as a trademark, a tradename or both. New Era of Networks is also a developer and distributor of middleware and other software products. New Era of Networks has used the acronym "NEON" in its business, is listed on the Nasdaq National Market under the symbol "NEON" and has sought to obtain federal trademarks for products and services whose names include the word "NEON." NEON is currently opposing in the U.S. Patent and Trademark Office New Era of Networks' application to trademark "NEONET." On December 24, 1998, New Era of Networks filed a complaint against NEON in the United States District Court for the District of Colorado seeking (1) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe NEON's rights or constitute unfair competition and (2) cancellation of NEON's federal trademark registration for NEON. NEON has filed an Answer denying the material allegations of that complaint. Discovery has been completed in the action. No trial date has been set.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 4--CONTINGENCIES (CONTINUED)

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

    On October 29, 1999, NEON entered into an agreed settlement with BMC Software of its lawsuit with BMC Software. BMC Software originally filed the lawsuit in August 1995 in the District Court of Travis County, Texas, 200th Judicial District, against Peregrine/Bridge Transfer Corporation, John J. Moores and a group of employees of Peregrine/Bridge Transfer Corporation who were also former employees of BMC Software. In the lawsuit, BMC Software had alleged misappropriation and infringement of certain trade secrets, confidential information and corporate opportunity, as well as breach of contract and fiduciary relations by the named individuals. NEON, which is the exclusive distributor of software products developed by Peregrine/Bridge Transfer Corporation, had been named as a co-defendant in this lawsuit in December 1996. The October 1999 settlement resolved claims by BMC Software relating to NEON's and Peregrine/Bridge Transfer Corporation's title in and right to market the products of Peregrine/Bridge Transfer Corporation that were the subject of the lawsuit. Under the terms of the settlement, BMC Software paid $30 million to parties other than NEON. In addition, the settlement does not obligate NEON or any other co-defendant to make any present or future cash payment or disgorgement or impose any restriction on the marketing and sale by NEON of its or Peregrine/Bridge Transfer Corporation's products. NEON has been indemnified for its costs and expenses in this lawsuit by Peregrine/Bridge Transfer Corporation under the terms of its distributor agreement with Peregrine/Bridge Transfer Corporation.

    NEON is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any of these matters will not have a material adverse effect on NEON's consolidated financial position, results of operations or liquidity.

NOTE 5--OPERATIONS BY GEOGRAPHIC LOCATION

    The table below summarizes selected financial information with respect to NEON's operations by geographic location.

                             THREE MONTHS ENDED DECEMBER 31,        NINE MONTHS ENDED DECEMBER 31,
                           ----------------------------------    ----------------------------------
                                 1999               1998               1999               1998
                           ---------------    ---------------    ---------------    ---------------
Revenues:
  North America            $     7,201,384    $     4,678,165    $    16,755,867    $    10,983,078
  Europe                         1,717,345          1,171,791          4,307,993          2,851,768
                           ---------------    ---------------    ---------------    ---------------
                           $     8,918,729    $     5,849,956    $    21,063,860    $    13,834,846
                           ===============    ===============    ===============    ===============
Operating income (loss):
  North America            $     1,856,443    $     1,825,216    $     4,773,805    $     3,018,887
  Europe                          (157,330)          (293,321)        (1,106,187)          (874,159)
                           ---------------    ---------------    ---------------    ---------------
                           $     1,699,113    $     1,531,895    $     3,667,618    $     2,144,728
                           ===============    ===============    ===============    ===============
Identifiable assets:
  North America            $    54,212,215    $     7,509,083    $    54,212,215    $     7,509,083
  Europe                         4,218,668          2,393,126          4,218,668          2,393,126
                           ---------------    ---------------    ---------------    ---------------
                           $    58,430,883    $     9,902,209    $    58,430,883    $     9,902,209
                           ===============    ===============    ===============    ===============

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 6--MARKETABLE SECURITIES

    NEON considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

    NEON has evaluated its investment policies consistent with Financial Accounting Standards Board Statement No. 115 ("FASB 115"), "Accounting for Certain Investments in Debt and Equity Securities", and determined that its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity under the caption "Accumulated other comprehensive income (loss)". The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

    The following is a summary of marketable securities classified as "available-for-sale" securities as required by FASB 115:

                         DECEMBER 31, 1999
                         -----------------
Debt Securities:
Cost                      $     8,189,964
Gross unrealized losses           (21,134)
                          ---------------
Estimated fair value      $     8,168,830
                          ===============

    The amortized cost and estimated fair value based on published closing prices of securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

                                                AS OF DECEMBER 31, 1999
                                        ---------------------------------------
                                                                 ESTIMATED FAIR
                                              COST                   VALUE
                                        ---------------         ---------------
Available-for-sale:
Due in one year or less                 $     5,191,525               5,163,127
Due after one year through five years         2,998,439               3,005,703

NOTE 7--ACQUISITIONS

    On September 29, 1999, NEON completed its acquisition of assets from Beyond Software Inc. The business, headquartered in Santa Clara, California, was acquired for $1,870,000 in cash, plus the assumption of certain liabilities. The acquisition resulted in goodwill of $2,385,294, which is being amortized on a straight-line basis over five years. During the three months and nine months ended December 31, 1999, $117,000 was recognized as non-cash amortization.


NOTE 8--OTHER ASSETS

    In December 1999, NEON Beyond Acquisition Corporation entered into an agreement with Sterling Software and certain of its affiliates ("Sterling") that grants NEON certain rights to use, reproduce, copy and sell certain Sterling products. NEON has made a nonrefundable advance to Sterling of $3.5 million as consideration for future royalties to be earned by Sterling from sales of $14 million of such products by NEON. This amount has been included in "Other Assets" on the accompanying balance sheet. Under the agreement with Sterling, NEON also acquired an option to purchase the intellectual property underlying such products at any time through December 30, 2000 for $1,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains certain forward-looking statements, as that term is defined under federal securities laws, that involve inherent risks and uncertainties. NEON's actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in NEON's filings with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended March 31, 1999. Additional information concerning factors that could cause results to differ materially from those forward-looking statements is contained under Item 5. "Other Information." All forward-looking statements in this discussion are expressly qualified in their entirety by the cautionary statements set forth below under
Item 5 and in NEON's Form 10-K and its subsequent filings with the Securities and Exchange Commission.

RECENT EVENTS

    On October 29, 1999, NEON entered into an agreed settlement with BMC Software of its lawsuit with BMC Software. BMC Software originally filed the lawsuit in August 1995 in the District Court of Travis County, Texas, 200th Judicial District, against Peregrine/Bridge Transfer Corporation, John J. Moores and a group of employees of Peregrine/Bridge Transfer Corporation who were also former employees of BMC Software. In the lawsuit, BMC Software had alleged misappropriation and infringement of certain trade secrets, confidential information and corporate opportunity, as well as breach of contract and fiduciary relations by the named individuals. NEON, which is the exclusive distributor of software products developed by Peregrine/Bridge Transfer Corporation, had been named as a co-defendant in this lawsuit in December 1996. The October 1999 settlement resolved claims by BMC Software relating to NEON's and Peregrine/Bridge Transfer Corporation's title in and right to market the products of Peregrine/Bridge Transfer Corporation that were the subject of the lawsuit. Under the terms of the settlement, BMC Software paid $30 million to parties other than NEON. In addition, the settlement does not obligate NEON or any other co-defendant to make any present or future cash payment or disgorgement or impose any restriction on the marketing and sale by NEON of its or Peregrine/Bridge Transfer Corporation's products. NEON has been indemnified against its costs and expenses in this lawsuit by Peregrine/Bridge Transfer Corporation under the terms of its distributor agreement with Peregrine/Bridge Transfer Corporation.

In December 1999, NEON Beyond Acquisition Corporation entered into an agreement with Sterling Software and certain of its affiliates ("Sterling") that grants NEON certain rights to use, reproduce, copy and sell certain Sterling products. NEON has made a nonrefundable advance to Sterling of $3.5 million as consideration for future royalties to be earned by Sterling from sales of $14 million of such products by NEON. This amount has been included in "Other Assets" on the accompanying balance sheet. Under the agreement with Sterling, NEON also acquired an option to purchase the intellectual property underlying such products at any time through December 30, 2000 for $1,000,000.

OVERVIEW

    NEON develops, markets and supports Enterprise Access and Integration, Security and Subsystem Management software for all industries. NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation which was incorporated in June 1991. NEON introduced its first generally available products, Shadow Direct and Shadow Web Server, in November 1994 and January 1995, respectively. NEON introduced the third member of the Shadow product line, Shadow Enterprise Direct, in February 1996. NEON's Shadow products provide rapid and cost-effective access to and connectivity between enterprise data, transactions and applications. Shadow Direct enables client/server applications to access and integrate with mainframe data and applications. Shadow Enterprise Direct provides access and integration between client/server systems. In addition, through its distributor agreement with Peregrine/Bridge Transfer Corporation, NEON launched the first of its Enterprise Subsystem Management products in January 1997. This product line, which currently consists of seven products, improves the availability and performance of mainframe subsystems to support the growing demands placed on the mainframe. On May 3, 1999, NEON announced the release of its new enterprise security management product, Halo SSO(TM).

    NEON derives revenues exclusively from software licenses and maintenance services. Historically, NEON's Shadow products have generated substantially all of its revenues. License fees, which are based upon the number and capacity of servers as well as the number of client users, are generally due upon license grant and include a one-year maintenance period. The license sales process typically takes three to nine months. After the initial year of license, NEON provides ongoing maintenance services, including technical support and product enhancements, for an annual fee based upon the current price of the products. Since NEON's inception, over 95% of customers have elected to continue maintenance service after the first year. Maintenance revenues are expected to continue to increase as a percentage of total revenues as NEON's customer base continues to grow.

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

    NEON conducts its business in the United Kingdom and Germany through two wholly-owned consolidated subsidiaries. Revenues from these subsidiaries are denominated in local currencies. Pursuant to these foreign operations, NEON is exposed to foreign currency fluctuations for its net working capital positions. At December 31, 1999, NEON had unhedged net current assets denominated in British pounds aggregating 1,455,725 British pounds and unhedged net current liabilities denominated in deutschemarks aggregating 327,392 deutschemarks. At that date, NEON had no material commitments that would be satisfied in currencies other than U.S. dollars. In other international markets, NEON conducts substantially all of its business through independent third-party distributors. Revenues derived from third-party distributors are denominated in U.S. dollars. Revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 26% and 28%, respectively, of total revenues in the three months ended December 31, 1999 and 1998, respectively. In the nine months ended December 31, 1999 and 1998, revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 28% and 27%, respectively, of total revenues. The British pound and the German mark have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on NEON's revenues or operating results. Management does not currently have an active foreign exchange hedging program; however, NEON may implement a program to mitigate foreign currency transaction risk in the future. Although NEON's international operations and sales levels are subject to economic, fiscal and monetary policy of foreign governments, to date these factors have not had a material effect on NEON's results of operations or liquidity. NEON expects that fiscal 2000 revenues from international operations should not vary substantially as a percentage of total revenue or from the level experienced in fiscal 1999.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

                                       THREE MONTHS ENDED DECEMBER 31,       NINE MONTHS ENDED DECEMBER 31,
                                     ----------------------------------    ----------------------------------
                                           1999              1998                1999               1998
                                     ---------------    ---------------    ---------------    ---------------
Revenues:
   License                                   81%               78%                 76%                76%
   Maintenance                               19                22                  24                 24
                                            ---               ---                 ---                ---
      Total revenues                        100               100                 100                100
Cost of revenues:
   Cost of licenses                           8                 2                   5                  5
   Cost of maintenance                        6                 5                   6                  5
                                            ---               ---                 ---                ---
      Total cost of revenues                 14                 7                  11                 10
                                            ---               ---                 ---                ---
Gross profit                                 86                93                  89                 90
Operating expenses:
   Sales and marketing                       35                35                  38                 38
   Research and development                  16                18                  18                 20
   General and administrative                10                11                  12                 12
   Non-cash compensation                      6                 2                   4                  5
                                            ---               ---                 ---                ---
      Total operating expenses               67                67                  72                 75
                                            ---               ---                 ---                ---
Operating income                             19                26                  17                 16
Interest and other, net                       6                 1                   8                 --
                                            ---               ---                 ---                ---
Income before provision for income           25                27                  25                 16
 taxes
Provision for income taxes                    9                10                   9                  6
                                            ---               ---                 ---                ---
Net income                                   16%               17%                 16%                10%
                                            ===               ===                 ===                ===

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

REVENUES

    Total revenues. NEON's revenues increased $3.1 million or 52% from $5.8 million for the three months ended December 31, 1998 to $8.9 million for the three months ended December 31, 1999. One customer accounted for 26% of total revenues in the three months ended December 31, 1998; two customers each individually accounted for 10% and two additional customers for 11% each of total revenues in the three months ended December 31, 1999.

    License. License revenues increased $2.7 million or 59% from $4.5 million for the three months ended December 31, 1998 to $7.2 million for the three months ended December 31, 1999. Approximately $1.4 million of this increase resulted from increased license sales of NEON's Shadow products, with an additional $1.3 million increase in sales of Enterprise Subsystem Management products.

    Maintenance. Maintenance revenues increased $389,000 or 30% from $1.3 million for the three months ended December 31, 1998 to $1.7 million for the three months ended December 31, 1999. This increase resulted primarily from the increase in NEON's cumulative installed base of customers.

COST OF REVENUES

    Cost of licenses. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues primarily resulting from NEON's sales of Enterprise Subsystem Management products. Cost of license revenues increased $560,000 or 416% from $134,000, or 3% of license revenues, for the three months ended December 31, 1998 to $694,000, or 10% of license revenues, for the three months ended December 31, 1999. The increase in the cost of license revenues was attributable to additional royalties on increased shipments of Enterprise Subsystem Management products sold by NEON under the terms of its distributor agreement with Peregrine/Bridge Transfer Corporation.

    Cost of maintenance. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support department. Cost of maintenance revenues increased $274,000 or 104% from $265,000, or 20% of maintenance revenues, for the three months ended December 31, 1998 to $539,000, or 32% of maintenance revenues, for the three months ended December 31, 1999. The increase was due principally to increased customer support costs in providing maintenance services to NEON's growing installed customer base.

OPERATING EXPENSES

    Sales and marketing. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. These expenses increased on a dollar basis $1.0 million or 52% from $2.1 million, or 35% of total revenues, for the three months ended December 31, 1998 to $3.1 million, or 35% of total revenues, for the three months ended December 31, 1999. The dollar increase resulted primarily from a $482,000 increase in compensation expenses incurred in the hiring of additional North American sales personnel and the payment of increased sales commissions as a result of NEON's revenue growth. In addition, the dollar increase includes approximately $267,000 of increased commissions to NEON's independent international agents. Increases in travel expenses and in international sales support further contributed to the expenses.

    Research and development. Research and development expenses include salaries, bonuses and benefits to product authors, product developers and product documentation personnel and the computer hardware, software and telecommunication expenses associated with these personnel. NEON compensates product authors based on a percentage of product license revenues generated by products which they develop. Research and development expenses increased on a dollar basis $337,000 or 32% from $1.0 million, or 18% of total revenues, for the three months ended December 31, 1998 to $1.4 million, or 16% of total revenues, for the three months ended December 31, 1999. The dollar increase results primarily from a $304,000 increase in recruitment and compensation costs due to increased staffing and, to a lesser extent, from increased product commissions paid to product authors. Research and development expenses are expected to increase in absolute dollar amounts but not vary substantially as a percentage of total revenues from the level experienced in the three months ended December 31, 1999. NEON has followed Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" for the past several years. Research and development expenditures in general have been charged to operations as incurred and any amounts that were capitalizable have been immaterial.

    General and administrative. General and administrative expenses include salaries, personnel and related costs for NEON's executive, financial, legal and administrative staff. General and administrative expenses increased on a dollar basis $224,000 or 34% from $665,000, or 11% of total revenues, for the three months ended December 31, 1998 to $889,000, or 10% of total revenues, for the three months ended December 31, 1999. This dollar increase resulted primarily from a $78,000 increase in legal expenses, mostly associated with the litigation with New Era of Networks (See Note 4 to the Financial Statements), and $79,000 of increased costs in the offices in Germany and the United Kingdom. NEON anticipates that general and administrative expenses will continue to increase in absolute dollars but should not vary substantially as a percentage of total revenues from the level experienced in the three months ended December 31, 1999.

    Non-cash compensation and amortization. During the twelve months prior to NEON's initial public offering on March 5, 1999, NEON granted stock options at prices subsequently considered below the then-fair value of the underlying stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million, which is amortizable to expense over the vesting period of the granted options. This deferred compensation balance was reduced this quarter by $321,000 due to the cancellation of options associated with terminated employees. During the three months ended December 31, 1999, $108,000 was recognized as non-cash compensation expense. The deferred balance of $1.0 million will be recognized over the remaining vesting period, approximately three years, of the granted options. Additionally, in the third quarter of fiscal year 2000, $349,000 was recognized as non-cash compensation expense related to performance-based options granted to a NEON executive.

    On September 29, 1999, NEON completed its acquisition of the assets of Beyond Software Inc. The acquisition resulted in goodwill of approximately $2.4 million, which is being amortized on a straight-line basis over five years. Goodwill amortization of $117,000 was recognized in the three months ended December 31, 1999.

    Interest and other income, net. Interest income increased $563,000 from $34,000 for the three months ended December 31, 1998 to $597,000 for the three months ended December 31, 1999. This increase results from investment of the increase in NEON's cash and cash equivalents and investments balances derived primarily from the $41.2 million of net proceeds received from NEON's March 1999 initial public offering.

    Provision for income taxes. NEON fully utilized its net operating loss carryforward for U.S. income tax purposes in fiscal 1998. The effective income tax rates were 38% and 37% for the three months ended December 31, 1998 and 1999, respectively.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998

REVENUES

    Total revenues. NEON's revenues increased $7.3 million or 52% from $13.8 million for the nine months ended December 31, 1998 to $21.1 million for the nine months ended December 31, 1999. One customer accounted for 16% of total revenues in the nine months ended December 31, 1998; no customer accounted for more than 10% of total revenues in the nine months ended December 31, 1999.

    License. License revenues increased $5.5 million or 52% from $10.5 million for the nine months ended December 31, 1998 to $16.0 million for the nine months ended December 31, 1999. Approximately $3.9 million of this increase resulted from increased license sales of NEON's Shadow products, while sales of Enterprise Management Subsystem products increased $1.6 million.

    Maintenance. Maintenance revenues increased $1.7 million or 53% from $3.3 million for the nine months ended December 31, 1998 to $5.0 million for the nine months ended December 31, 1999. This increase resulted primarily from increases in NEON's cumulative installed base of customers.

COST OF REVENUES

    Cost of licenses. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues resulting primarily from NEON's sales of Enterprise Subsystem Management products. Cost of license revenues increased $443,000, or 67% from $662,000, or 6% of license revenues, for the nine months ended December 31, 1998 to $1.1 million or 7% of license revenues, for the nine months ended December 31, 1999. The increase in the cost of license revenues was attributable to additional royalties on increased shipments of Enterprise Subsystem Management products sold by NEON under the terms of its distributor agreement with Peregrine/Bridge Transfer Corporation.

    Cost of maintenance. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support department. Cost of maintenance revenues increased $490,000, or 73% from $672,000, or 20% of maintenance revenues, for the nine months ended December 31, 1998 to $1.2 million, or 23% of maintenance revenues, for the nine months ended December 31, 1999. The dollar increase was due principally to increased customer support costs in providing maintenance services to NEON's growing installed customer base.

OPERATING EXPENSES

    Sales and marketing. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. These expenses increased on a dollar basis $2.6 million or 50% from $5.3 million, or 38% of total revenues, for the nine months ended December 31, 1998 to $7.9 million, or 38% of total revenues, for the nine months ended December 31, 1999. The dollar increase includes a $352,000 increase in expenses related to NEON's sales offices in Germany and the United Kingdom, a $1.2 million increase in additional compensation expenses incurred in the hiring of additional North American sales personnel and the payment of increased sales commissions as a result of NEON's revenue growth. In addition, the dollar increase includes approximately $376,000 of increased commissions to NEON's independent international agents and $247,000 of increased marketing and selling expenses, principally due to increases in marketing efforts and a larger number of sales and marketing staff.

    Research and development. Research and development expenses include salaries, bonuses and benefits to product authors, product developers and product documentation personnel and the computer hardware, software and telecommunication expenses associated with these personnel. NEON compensates product authors based on a percentage of product license revenues generated by products which they develop. Research and development expenses increased on a dollar basis $1.1 million, or 39% from $2.7 million, or 20% of total revenues, for the nine months ended December 31, 1998 to $3.8 million, or 18% of total revenues, for the nine months ended December 31, 1999. The dollar increase includes a $951,000 increase in recruitment and compensation costs due to increased staffing, partially offset by decreased product commissions paid to product authors. The dollar increase also includes increased operating expenses, principally due to office and computer facilities required by a larger number of research and development staff. NEON anticipates that it will continue to devote substantial resources to product research and development for the foreseeable future. Research and development expenses are expected to increase in absolute dollar amounts but not vary substantially as a percentage of total revenues from the level experienced in the nine months ended December 31, 1999. NEON has followed Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" for the past several years. Research and development expenditures in general have been charged to operations as incurred and any capitalizable amounts have been immaterial.

    General and administrative. General and administrative expenses include salaries, personnel and related costs for NEON's executive, financial, legal and administrative staff. General and administrative expenses increased on a dollar basis $862,000 or 51% from $1.7 million, or 12% of total revenues, for the nine months ended December 31, 1998 to $2.6 million, or 12% of total revenues, for the nine months ended December 31, 1999. This dollar increase resulted primarily from a $444,000 increase in legal costs, primarily expenses associated with the litigation with New Era of Networks. Additionally, NEON experienced increased depreciation associated with additional furniture and computer equipment and increases in costs associated with SEC reporting and stockholder services in satisfaction of its obligations as a public company in fiscal 2000 that were not applicable as a private company in fiscal 1999. The dollar increase also includes increased operating expenses, principally due to office facilities required by a larger number of general and administrative staff. NEON anticipates that general and administrative expenses will continue to increase in absolute dollars but should not vary substantially as a percentage of total revenues from the level experienced in the nine months ended December 31, 1999.

    Non-cash compensation and amortization. During the twelve months prior to NEON's initial public offering on March 5, 1999, NEON granted stock options at prices subsequently considered below the then-fair value of the underlying stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million, which is amortizable to expense over the vesting period of the options granted. This deferred compensation balance was reduced during the quarter ended December 31, 1999 by $321,000 due to the cancellation of options associated with terminated employees. During the nine months ended December 31, 1999, $381,000 was recognized as non-cash compensation expense. The deferred balance of $1.0 million will be recognized over the remaining vesting period, approximately three years, of the granted options. Additionally, in the third quarter of fiscal year 2000, $349,000 was recognized as non-cash compensation expense related to performance-based options granted to a NEON executive.

    On September 29, 1999, NEON completed its acquisition of the assets of Beyond Software Inc. The acquisition resulted in goodwill of approximately $2.4 million, which is being amortized on a straight-line basis over five years. Goodwill amortization of $117,000 was recognized in the three months ended December 31, 1999.

    Interest and other income, net. Interest income increased $1.6 million from $67,000 for the nine months ended December 31, 1998 to $1.7 million for the nine months ended December 31, 1999. This increase resulted from investment of the increase in NEON's cash and cash equivalents and investments balances derived primarily from the $41.2 million of net proceeds received from NEON's March 1999 initial public offering.

    Provision for income taxes. NEON fully utilized its net operating loss carryforward for U.S. income tax purposes in fiscal 1998. The effective income tax rates were 38% and 37% for the nine months ended December 31, 1998 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    NEON's cash and cash equivalent balance decreased to $33.2 million at December 31, 1999 from $45.4 million at March 31, 1999. This decrease was due primarily to the investment of $8.2 million in marketable securities. Additional cash requirements included the acquisition of assets from Beyond Software Inc. in September 1999 and the $3.5 million royalty advance to Sterling in December 1999. These uses of cash were offset partially by profitable operating results.

    Net cash provided by operating activities was $1.7 million in the nine months ended December 31, 1998, compared to a net use of cash by operating activities of $1.4 million in the nine months ended December 31, 1999. The primary reason for this change is the December 1999 advance royalty payment to Sterling of $3.5 million.

    A majority of NEON's revenues are recorded in the latter half of each quarter. Accordingly, as NEON's quarterly revenues have increased, the aggregate balance of accounts receivable-trade has also increased. Future increases in NEON's accounts receivable-trade balance will reduce cash flows otherwise available from NEON's operating results.

    Net cash used by NEON in investing activities was $86,000 and $10.7 million in the nine months ended December 31, 1998 and 1999, respectively. The sole investment use in the nine months ended December 31, 1998 was purchases of property and equipment, including computer hardware and software to support NEON's growing employee base. Purchases of both short-term and long-term marketable securities and the acquisition of assets of Beyond Software Inc. were the principal uses of investing funds in the nine months ended December 31, 1999. As of December 31, 1999, NEON had no material commitment for capital expenditures.

    NEON's net cash provided by (used in) financing activities was $144,000 and ($54,000) in the nine months ended December 31, 1998 and 1999, respectively. Net cash provided by financing activities in the period ending December 31, 1998 was solely from amounts received from the exercise of employee stock options. For the nine months ended December 31, 1999, amounts received from the exercise of employee stock options were more than offset by the cost of shares repurchased by NEON in settlement of payroll tax obligations of employees related to the exercises of these stock options.

    NEON believes that its current balances of cash and investments in highly-liquid marketable investment securities as well as cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, NEON may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all, or if available, that such financing will be obtainable on terms acceptable to NEON or that any additional financing will not be dilutive to existing stockholders.

YEAR 2000 ISSUES

    Background and assessment. Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, there was widespread concern prior to January 1, 2000 that some of these systems could fail to operate or fail to produce correct results if "00" was interpreted to mean 1900, rather than 2000. These problems have been commonly referred to as the Year 2000 Problem.

    Present Year 2000 status. Even though the date is now past January 1, 2000, and NEON has not experienced any immediate adverse impact from the transition to the Year 2000, it cannot provide any assurance that its suppliers and customers have not been affected in a manner that is not yet apparent. In addition, certain computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any consequential negative effects remain unknown. As a result, NEON will continue to monitor its Year 2000 compliance and the Year 2000 compliance of its suppliers and customers and remain alert to any Year 2000 Problem that may arise.

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

    Software products sold to customers. Several years ago, NEON initiated and completed a recoding of its software products that made them Year 2000 compliant. All earlier versions of the software products previously delivered to customers were replaced with those recoded products. Subsequently developed products were tested for Year 2000 compliance. All of NEON's products were tested for Year 2000 compliance. However, once licensed, NEON's products interact with other non-NEON developed products and operate on computer systems that are not under NEON's control, and these factors could affect the performance of NEON's products if a Year 2000 Problem existed in a different facet of a customer's information technology infrastructure. Prior to December 31, 1999, NEON did not assess the existence of these potential problems in its customers' various environments. The development of Year 2000 compliant products did not cause a significant increase in the development costs of NEON's software products. To date, NEON has not identified any failure of its products to be Year 2000 compliant or any Year 2000 Problems as a result of interaction with non-NEON developed products.

    Internal Infrastructure. Prior to December 31, 1999, NEON completed examining and verifying that all of its personal computers, servers and software were Year 2000 compliant. NEON completed the process of replacing or upgrading all items noted that were not Year 2000 compliant. NEON researched and found that the vendors of all of its critical applications had represented that their products were Year 2000 compliant. NEON completed upgrading its financial and accounting software prior to December 31, 1999. This upgrade involved purchasing an upgraded version of its existing financial and accounting software package that the vendor certified to be free of Year 2000 Problems. The costs related to these efforts were not material to NEON's business, financial condition or results of operations.

    NEON did not utilize the resources of third parties to assess and/or validate the reliability of its Year 2000 Problem, and its assessment and corrections of the Year 2000 Problem did not cause the deferment of information technology-related projects.

    Suppliers/third party relationships. Prior to December 31, 1999, NEON gathered information from vendor Websites and available compliance statements and initiated communications with third-party suppliers of the major computers, software and other equipment used, operated or maintained by NEON to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. NEON relies on outside vendors for water, electrical and telecommunications services as well as climate control, building access and other infrastructure services. To date, NEON has not experienced any delays or interruptions in its services; however, any failure of these third parties to resolve Year 2000 problems with their systems could have a material adverse effect on NEON's business, financial condition or results of operations.

    Strain on customers' information technology resources. Some organizations' systems may have been seriously disrupted as a result of the Year 2000 Problem. As a result, their attention and capital expenditures could shift away from the need for applications addressed by NEON's products to capital expenditures required to resolve any Year 2000 Problems experienced by such organizations.

    Contingency Plans. By the end of the third quarter of fiscal 2000, NEON had developed contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. These plans included accelerated replacement of affected equipment or software; short to medium-term use of back-up equipment and software; increased work hours for NEON personnel or use of contract personnel to correct, on an accelerated schedule, any Year 2000 Problems which arise or to provide manual workarounds for information systems; and other similar approaches. To date, NEON has not implemented any of its contingency plans; however, if NEON is required to implement any of these contingency plans in the future, such plans could have a material adverse effect on NEON's business, financial conditions or results of operations.

    To date, NEON has incurred less than $50,000 in expenses relating to identification and correction of Year 2000 Problems, and NEON does not expect to incur any material additional expenses for such activities in fiscal year 2000.

    Based on the actions NEON has taken as discussed above and the lack of any Year 2000 Problems to date, NEON believes that it has identified and resolved all Year 2000 Problems that could materially adversely affect its business and operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    NEON is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments. In seeking to minimize the risks and/or costs associated with such activities, NEON manages exposure to change in interest rates and foreign currency exchange rates.

    The majority of NEON's foreign currency transactions are denominated in British pound sterling, which is the functional currency of NEON Systems (UK) Ltd. As sales contracts are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized to foreign currency translation adjustments. NEON does not currently hedge against foreign currency translation risks and believes that foreign currency exchange risk is not significant to its operations.

    NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $33.2 million at December 31, 1999 and were invested in varying types of money market securities. An additional $5.2 million was invested in short-term available-for-sale marketable securities with maturity dates from three months to one year in term, and $3.0 million was invested in available-for-sale marketable securities with maturity dates beyond one year. NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Please see the discussion in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Contingencies."

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - In March 1999, NEON completed the initial public offering of its common stock (the "IPO"). The Securities and Exchange Commission declared the Registration Statement (File No. 333-69651) relating to the IPO effective on March 4, 1999. In the IPO, NEON issued and sold 3,041,000 shares for an aggregate price to the public of $45,615,000, and a sole selling stockholder sold 64,000 shares of common stock for an aggregate offering price of $960,000. The IPO was a firm commitment underwriting, and the managing underwriters of the IPO were Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC and CIBC Oppenheimer Corp. The underwriting discount incurred by NEON relating to the IPO was $3,193,050. Net offering proceeds received by NEON from the IPO were approximately $41.2 million. Approximately $1.0 million of the proceeds received by NEON from the IPO was used to repay existing indebtedness and $1.9 million was used in connection with the acquisition of the assets of Beyond Software Inc. Additionally, approximately $3.5 million in royalties was advanced to Sterling Software in December 1999. The remainder of the proceeds from the IPO (other than the proceeds used to repay the existing indebtedness and other uses described in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Liquidity and Capital Resources") were invested in interesting-bearing, investment-grade securities.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

        Exhibit 27 - Financial Data Schedule

        (b) REPORTS ON FORM 8-K - NEON did not file any reports on Form 8-K during the third quarter of its fiscal year 2000, which was the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEON SYSTEMS, INC.

February 11, 2000                       /s/ JOE BACKER
                                        ----------------------------------------
                                        Joe Backer
                                        President and Chief Executive Officer
                                        (Principal executive officer)

February 11, 2000                       /s/ JOHN REILAND
                                        ----------------------------------------
                                        John S. Reiland
                                        Chief Financial Officer
                                        (Chief accounting officer)

                                  EXHIBIT INDEX


EXHIBIT
  NO.         DESCRIPTION
  ---         -----------
  27          Financial Data Schedule