Form 10-K
period 2000-03-31
NEON SYSTEMS INC
filed 2000-06-22
CIK 1072978

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-25457
                               NEON SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                       76-0345839
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

          14100 SOUTHWEST FREEWAY,                                  77478
                 SUITE 500,                                      (zip code)
              SUGAR LAND, TEXAS
  (Address of principal executive offices)

                                 (281) 491-4200
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                  -----------------------------------------
                    None                                            None

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

                                (Title of Class)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of Registrant as of June 12, 2000 was $207,404,692 based on the last sale price of $22.00 for Registrant's Common Stock on the Nasdaq National Market on June 12, 2000.

     As of June 12, 2000, 9,427,486 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Selected portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of Registrant's fiscal year ended March 31, 2000 are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NEON SYSTEMS, INC.

                                   FORM 10-K
                      FOR FISCAL YEAR ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
                                PART I

 1.  Business....................................................    1

 2.  Properties..................................................   20

 3.  Legal Proceedings...........................................   21

 4.  Submission of Matters to a Vote of Security Holders.........   22

                                PART II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters.........................................   22

 6.  Selected Consolidated Financial Data........................   24

 7.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................   25

7A.  Quantitative and Qualitative Disclosures about Market
     Risk........................................................   31

 8.  Consolidated Financial Statements and Supplementary Data....   32

 9.  Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure....................................   49

                               PART III

10.  Directors and Executive Officers of Registrant..............   49

11.  Executive Compensation......................................   49

12.  Security Ownership of Certain Beneficial Owners and
     Management..................................................   49

13.  Certain Relationships and Related Transactions..............   49

                                PART IV

14.  Exhibits, Financial Statements, Schedules and Reports on
     Form 8-K....................................................   49

                                     PART I

     This Report contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies and predictions of NEON Systems, Inc. ("NEON(R)") or its management with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of NEON'S stock price, development by competitors of new or competitive products or services, the entry into the market by new competitors, the sufficiency of NEON'S working capital and the ability of NEON to retain management, to implement its business strategy, to assimilate and integrate any acquisitions, to retain customers or attract customers from other businesses and to successfully defend itself in ongoing and future litigation. Although NEON believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by NEON or any other person that the objectives and plans of NEON will be achieved.

ITEM 1. BUSINESS

OVERVIEW

     NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation, which was incorporated in June 1991. NEON develops, markets and supports software products that allow our customers to rapidly deploy new business capabilities by leveraging existing applications and data with the Internet, a process known generically as eBusiness Integration. In addition, NEON develops, markets and supports Enterprise Subsystem Management and Enterprise Security Management software products.

     NEON's primary product family, known as the eBusiness Integration product family, consists of two product groups, the Shadow(R) product group and the iWave(TM) product group.

     The Shadow product group provides a scalable set of products for mainframe data and application access, legacy application renewal and application development. The Shadow product group consists of the following three products:

     - Shadow Direct(R), which enables client/server applications to access and integrate with mainframe data and applications.

     - Shadow Web Server(TM), which enables Web browsers to access and integrate with mainframe data and applications.

     - Shadow Enterprise Direct(R), which provides access and integration between client/server systems.

All three Shadow products allow organizations to provide applications that combine the reliability, scalability, security and control of the mainframe with the flexibility and cost-effectiveness of the Internet and client/server environments.

     The iWave product group provides a cross-platform enterprise application integration (EAI) and business-to-business (B2B) integration platform from one infrastructure. iWave Integrator provides bi-directional, event-driven integration of enterprise applications and data between disparate computing applications and across disparate operating environments. iWave Integrator(TM) allows organizations to rapidly integrate enterprise data and application sources, improving efficiencies of existing business flows and facilitating the creation of new high-value applications which leverage existing information technology assets. Organizations use iWave Integrator to rapidly integrate dissimilar applications to achieve global information sharing among employees and to integrate applications and data outside of their organization with customers, vendors and partners. Furthermore, iWave Integrator is able to accomplish EAI and B2B integration with high performance and complete management and control capabilities.

     NEON's Enterprise Subsystem Management product family consists of thirteen data management, monitoring and application utilities that improve the performance, resource utilization and availability of mainframe subsystem components, such as IMS and CICS mainframe databases. These products improve mainframe performance, availability and reliability to support the ever-increasing demands placed on mainframe subsystems by eBusiness initiatives that incorporate existing mainframe data and transactional sources.

     NEON's Enterprise Security Management product provides cost-effective and automated management of small numbers of key corporate security issues across common and interoperable mainframe and desktop environments.

INDUSTRY BACKGROUND

     In organizations today, a critical asset is the information technology infrastructure. Many new organizational initiatives, such as managing information flow across a supply chain, gaining a deeper understanding of customer buying habits or characteristics, or engaging in more targeted marketing, selling and production, depend on the effective delivery of information where it is needed and when it is needed. Organizations today must rapidly integrate existing applications and take advantage of the Internet to deliver new capabilities to suppliers, customers, employees and trading networks to stay competitive.

     One of the greatest challenges to implementing these new strategies is exploiting powerful new technologies within the existing systems infrastructure of an enterprise -- specifically, leveraging the Internet into new high-value applications.

     The advantages of the various technologies can be described as follows:

     - The Internet. The Internet offers a low-cost, global network infrastructure that enables organizations to communicate externally with customers, suppliers and partners and to coordinate internally by extending employee access to key applications and information. Web-based, business critical applications typically leverage common Web browser interfaces and offer a means of improving service levels, reducing costs and adding new capabilities.

     - Enterprise Application Integration. The evolution of EAI technology has been a key contributor to the increasing emergence of B2B Integration. EAI technology allows corporations to rapidly automate existing business flows, integrate existing application and data sources, and deliver new, high-value applications to customers, suppliers, partners, and employees.

     - B2B Integration. B2B integration allows organizations to share information with customers, suppliers, and partners for quicker, better, more informed business decisions. The development of the Internet infrastructure has allowed organizations to support B2B processing, which is expected to become more prevalent with the emergence of new communication standards such as Extensible Markup Language (XML).

     - Mainframes. Mainframes offer proven reliability, scalability, security and control as well as time-tested applications, often representing millions of dollars of investment for an organization. As a result, many organizations continue to depend on the mainframe to run core business processes, such as inventory management, payroll processing and customer billing and support. Historically, organizations have invested significant amounts in mainframe systems. As a result, a substantial amount of corporate data and records resides on mainframe systems, representing a wealth of important corporate information that must be leveraged in the next generation of applications.

     - Packaged and Client/Server Applications. For many years, the need to deliver new applications has exceeded most organizations' internal development capacity using traditional development methods. Consequently, organizations have made substantial investments in packaged applications and have built in-house applications using easy to use client/server products. The packaged applications provided specific support for a variety of functions, including enterprise resource planning, customer relationship management (CRM), human resource management systems and others. The existing packaged applications and client/server applications continue to provide great value to organizations and are an ongoing consideration in delivering the next generation of applications.

INFORMATION TECHNOLOGY CHALLENGES

     Organizations need to deliver via the Internet new applications that combine the capabilities found in existing applications and data sources to internal and external users, including users in other organizations. While these applications offer high strategic value, they also create several challenges. The first set of challenges is the vast investment required in existing applications that span the mainframe, client/server and purchased packaged applications. These existing applications support specific critical operational aspects of the organization and typically are used by many people on a daily basis. Time-to-market considerations, skills shortages in the industry and cost containment limit organizations' abilities to re-write these applications. To utilize these applications in delivering a new automated business process internally or via the Internet requires integration infrastructure. This requirement drives organizations to seek out software products for application integration and B2B technology infrastructure.

     The second set of challenges is created by the inherent limitations of existing solutions. Organizations have historically addressed the need to provide greater access to data and applications by means of a limited number of inflexible techniques, including data extract software programs, screen-scraping software and file transfers. These techniques have typically been implemented in an ad hoc manner to address specific requirements as they have arisen over time. Accordingly, they generally require extensive manual custom software coding, provide limited functionality, flexibility and scalability, and may require a costly, burdensome and ongoing maintenance program. Further, these solutions do not provide real-time integration or current information delivery.

     Over the past several years, a number of software products known generically as application integration servers, have been introduced to provide organizations with a packaged software product to attempt to solve their access and integration problems. All of these solutions require significant integration of underlying applications and data sources via access and integration infrastructure software.

     The traditional access and integration infrastructure technologies, commonly known as "middleware", have typically suffered from a number of deficiencies that have limited their ability to support new application development initiatives:

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

     The traditional EAI technologies typically suffer from a number of deficiencies that limit their ability to support new application development initiatives in large organizations:

     - Poor support for integration of the mainframe IBM System/390 platform -- This platform is the backbone of most large corporations today and hosts approximately 70% of mission-critical corporate data and applications. The inability of traditional EAI solutions to support the mainframe severely limits the usefulness of these solutions in large organizations.

     - Lack of systems management and systems management integration -- Application deployment in large organizations is dependent on the resulting applications being manageable and providing availability adequate to support current and future application demands. These requirements are met via systems management and monitoring capabilities embedded in the EAI software and the ability of the EAI software to deliver systems management information to in-house systems management software. To date, these capabilities have been extremely limited or absent in EAI software.

     - Dependency on professional services -- The complexity associated with the installation and customization of EAI solutions often requires organizations to engage outside consultants to assist in the installation of EAI software. This dependency on consulting resources for the systems integration component of these solutions increases installation costs and time to market and the risk of delay or failure due to scarcity of skilled resources and quality project management, and results in a dramatic increase in maintenance and support costs over the life of the application.

     - Inability to combine EAI and B2B integration from one infrastructure -- B2B integration requires technical capabilities beyond simple integration. Security technologies, compatibility capabilities, support for legacy Electronic Data Interchange (EDI), XML support and industry standards for XML interchange are needed. These capabilities are just now emerging in new software products which are either immature, or use proprietary technologies that severely limit the ability to leverage any of the EAI initiatives that an organization may have already implemented

     As a result of these limitations, organizations are increasingly seeking to deploy more flexible, easy-to-install, cost-effective and high-performance eBusiness Integration software products that leverage their investments in older, legacy technology by integrating the strengths of the mainframe with the benefits of the Internet and client/server systems.

THE NEON SOLUTION

  eBusiness Integration

     NEON develops, markets and supports eBusiness Integration software. NEON's primary product family, known as the eBusiness Integration product family, consists of two product groups, the Shadow product group and the iWave product group.

     The Shadow product group provides a scalable set of products for mainframe data and application access, legacy application renewal and application development. The Shadow product group consists of the following three products:

     - Shadow Direct, which enables client/server applications to access and integrate with mainframe data and applications.

     - Shadow Web Server, which enables Web browsers to access and integrate with mainframe data and applications.

     - Shadow Enterprise Direct, which provides access and integration between client/server systems.

     The iWave product group provides a cross-platform EAI and B2B integration platform from one infrastructure. iWave Integrator provides bi-directional, event-driven integration of enterprise applications and data between disparate computing applications and across disparate operating environments. iWave Integrator allows organizations to rapidly integrate enterprise data and application sources, improving efficiencies of existing business flows and facilitating the creation of new high-value applications which leverage existing information technology assets. Organizations use iWave Integrator to rapidly integrate dissimilar applications to achieve global information sharing among employees and to integrate applications and data outside of their organization with customers, vendors and partners. Furthermore, iWave Integrator is able to accomplish EAI and B2B integration with high performance and complete management and control capabilities.

     NEON's eBusiness Integration products provide organizations with the following benefits in deploying new applications and extending existing applications:

     - Easy to use and Cost-Effective. The NEON eBusiness Integration software products were designed to be easy to use and compatible with a variety of other applications and to provide a rapid return on investment. The Shadow products can typically be installed without on-site assistance within one day. As a result of this "out-of-the-box" functionality, customers can rapidly implement and utilize Shadow products in deploying new applications and extending existing applications with minimal training. The iWave Integrator product provides numerous application interfaces that contain application-specific intelligence that speeds implementation and reduces professional services required for integration. Typically, two application interfaces can be integrated in days instead of weeks. Not only is the cost of implementation minimized, the iWave Integrator solution offers longer term value because it is adaptable to meet changing business and technology requirements.

     - Preserve Information Technology Investment. The NEON eBusiness Integration software products preserve an organization's investment in mainframe, client/server, and packaged applications while allowing customers to take advantage of the benefits of the Internet with more efficient business integration and new high-value applications. NEON believes mainframe platforms will play a key role in large organizations for the foreseeable future. Using the NEON eBusiness Integration product family, organizations can continue to use these reliable, mission-critical applications as new technologies and market opportunities evolve. The NEON eBusiness Integration software products are unique in the industry in their depth of support provided for the IBM System/390 environment.

     - Flexibility. The NEON eBusiness Integration software products use industry-standard technologies that allow users to integrate with a variety of data and application sources. The NEON eBusiness Integration software products' flexible architecture allows organizations to maximize the use of existing internal skills and in-house technologies to develop new applications using off-the-shelf tools. These benefits allow organizations to quickly implement a NEON integration solution that can be utilized for a variety of applications.

     - High Performance; Scalability. The NEON eBusiness Integration software products provide "real time" access to and integration with mainframe systems and packaged applications through Internet or client/server applications. Although many middleware products provide connectivity to mainframe systems, few provide the rapid response and scalability delivered by the NEON eBusiness Integration software products, which allow information technology groups to broadly expand the user base of an application without concerns about deteriorating application performance.

     - Extensive Management, Monitoring and Control Capabilities. NEON's eBusiness Integration product family provides a number of utilities that support all phases of the application lifecycle. The NEON eBusiness Integration software products' end-to-end diagnostics provide rapid resolution of development problems, resulting in faster delivery of applications. The NEON eBusiness Integration product family maintains the required performance and availability of mainframe-based applications operating in a distributed environment at significantly reduced system maintenance costs.

  Enterprise Subsystem Management and Enterprise Security Management

     In addition to its eBusiness Integration software products, NEON has two other product families, the Enterprise Subsystem Management and Enterprise Security Management product families. As organizations increasingly deploy Internet and client/server applications that are dependent upon mainframe-based data and applications, new demands will be placed on mainframe subsystems. For example, when an application that once was subject to use by a single corporate office is made available to customers through the Internet, it may need to be operational on a continuous basis to support global operations. The number of potential users accessing the mainframe may increase substantially, and its workload may fluctuate dramatically. In addition, corporations require new strategies to handle increasing and changing security demands. NEON's Enterprise Subsystem Management software products improve the availability and performance of mainframe subsystems to support the growing demands placed on the mainframe to support new users and applications.

NEON's Enterprise Security Management product provides cost-effective and automated management of small numbers of key corporate security issues across common and interoperable mainframe and desktop environments.

THE NEON STRATEGY

     NEON's goal is to continue to grow as a leading provider of eBusiness Integration software. The following are key elements of the NEON strategy:

     - Maintain and Enhance Technological Leadership. NEON believes that it is a technology leader in providing eBusiness Integration software. The foundation of its technological leadership is the product architecture and core code base that underlies the Shadow and iWave products. This architecture not only provides significant advantages over competing products, but provides the building blocks for the delivery of new products by NEON. NEON intends to continue to maintain and enhance its technological leadership by leveraging its proven architecture to rapidly develop and release new products.

     - Capitalize on Market for Internet Applications and e-Business Integration Solutions. NEON believes that many organizations are looking for cost-effective ways to take advantage of the new channels, markets and organizational structures presented by the rapid growth of the Internet. The Shadow products provide a cost-effective way to "Web-enable" applications and allow organizations to rapidly deploy new Internet applications and participate in e-business opportunities. iWave provides key infrastructure for integration of packaged applications and enterprise data. NEON intends to immediately leverage its leadership in Web-enablement of the mainframe data and applications and integration of CRM applications.

     - Leverage Installed Base of Customers. Approximately 350 organizations worldwide, including approximately one-third of the Fortune 100 companies, have purchased NEON's products. NEON's customers span major industries, including automobile manufacturing, energy, banking, financial services, publishing, engineering and retail. To date, the majority of these customers use NEON's products in specific departments, divisions or locations. NEON believes it can penetrate more deeply into existing customer sites as well as cross-sell iWave Integrator, Enterprise Subsystem Management products and its Enterprise Security Management product. In addition, NEON believes there is a large opportunity to sell organization-wide licenses to its installed customer base.

     - Leverage Partner Relationships. NEON has a growing number of partner relationships that provide referral and other lead generation opportunities. In addition, several partners have embedded NEON technology into their products, thereby resulting in additional NEON revenues.

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

     - Exploit Product Development Strength. NEON employs a product authorship program that rewards NEON's product authors individually with commissions based on the market success of the NEON products they author. NEON believes that the proximity of its product authors to the customer is critical, and its product authorship program is designed to encourage NEON's authors to evaluate the effectiveness of a product in the actual customer environment. This authorship program contributes to NEON's ability to hire and retain highly skilled authors. In addition to its internal development resources, NEON distributes Enterprise Subsystem Management products developed by Peregrine/ Bridge Transfer Corporation pursuant to a development and distribution agreement. NEON believes that its relationship with Peregrine/Bridge Transfer Corporation enables it to address a complementary software market without substantial development resource commitment.

  eBusiness Integration Products

     The eBusiness Integration product family consists of five major software products: Shadow Direct, Shadow Web Server for OS/390, Shadow Web Server for VM, Shadow Enterprise Direct and iWave Integrator. The Shadow Product Group has 15 chargeable add-on components that extend the function of the software product.

     Shadow Direct. Shadow Direct provides organizations with direct access to mainframe-based data, transactions and applications from desktop computers. Shadow Direct may be used in multi-tier client/server environments utilizing computer operating programs such as Unix, Linux, Windows NT and Windows 2000. In multi-tier environments, different parts of a computer program may be distributed among several tiers of computers or networks. Shadow Direct eliminates the need for separate hardware and software components and provides a number of unique connection capabilities to meet a wide variety of corporate application requirements. Shadow Direct also provides strong performance qualities, such as scalability, management and control.

     Shadow Web Server. Shadow Web Server provides "Web-enablement" of mainframe applications for access by Web browsers, thereby allowing organizations to rapidly install and deploy Web-based applications. Shadow Web Server is available in either a VM or an OS/390 version. Shadow Web Server provides direct Internet access to mainframe-based data and transactions from the most popular Web browsers. Unlike most competitive products providing Web-based access to mainframes, Shadow Web Server allows information technology organizations to utilize existing mainframe programming skills and software management techniques without extensive retraining in distributed computing languages and development tools. In addition, Shadow Web Server Web-enables mainframe applications without compromising mainframe security levels and provides secure access by supporting industry standard and proprietary NEON security technologies. Similar to Shadow Direct, Shadow Web Server minimizes the number of components that limit the scalability, manageability and control of other products.

     Shadow Direct and Shadow Web Server can be enhanced with Shadow Add-on Components that meet changing application demands. The add-on components give NEON's customers the ability to purchase additional capabilities when required, providing an adaptable solution that meets customers' evolving needs by extending client attributes, server attributes and/or connection capabilities. For example, the server is typically extended to support additional data or transactional sources as the need arises to use these in new applications. The add-on components provide NEON's customers with an extendable and flexible long-term solution for their EAI needs.

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

     iWave Integrator. iWave Integrator provides a blending of EAI and B2B integration and supports over 40 enterprise data and application sources. iWave Integrator provides maximum flexibility in integration configurations (point-to-point, data bus, hub and spoke) and facilitates rapid implementation through configurable integration interfaces. iWave Integrator provides implementation of adaptive applications that can sense and respond to data, application, network and system changes.

NEON'S UNIQUE PRODUCT ARCHITECTURE

     NEON's eBusiness Integration architecture is central to the products' success. NEON designed this architecture to be open and significantly less complex than competing architectures. NEON believes its architecture not only provides significant technological advantages over competing products, but also reduces the cost of product development and time-to-market. NEON's eBusiness Integration architecture allows organizations to implement a single architecture that meets mainframe access and integration needs and maintains open standards for flexibility and adaptability.

ENTERPRISE SUBSYSTEM MANAGEMENT PRODUCTS

     NEON's Enterprise Subsystem Management products cost-effectively maintain the performance and availability required by mainframe environments as the demand for new applications increases. NEON develops and markets these products pursuant to a development and distribution agreement with Peregrine/ Bridge Transfer Corporation.

     NEON provides thirteen Enterprise Subsystem Management products that address the market opportunity in Information Management Systems (IMS) subsystem management. These products maintain high availability, integrity and performance of IMS databases, and the ability to load and unload data, to manage indices and to place IMS data where desired. These products provide cost-effective means to handle demands of existing and new applications as they are updated to take advantage of Internet and client/server computing.

ENTERPRISE SECURITY MANAGEMENT PRODUCT

     NEON's Enterprise Security Management product provides cost-effective and automated management of corporate security across common and interoperable mainframe and desktop environments. NEON's Enterprise Security Management software enables authorized users to focus on business activities while helping to protect corporate assets in common application-processing environments.

     NEON's Halo SSO(TM) product addresses Enterprise Security Management market opportunities. Halo SSO provides two-way password synchronization and single sign-on across IBM mainframe and Microsoft Windows NT environments. This product allows corporations to minimize time spent on password administration and reduce the risk associated with multiple passwords.

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

     The direct telesales force for North America is based in Sugar Land, Texas and generates a substantial majority of NEON's revenues. In January 1997, NEON established its first international direct telesales office in London, England. In August 1997, NEON established another international direct telesales office in Frankfurt, Germany. NEON increased the size of its direct telesales organization from 31 to 47 individuals over the last fiscal year and expects to continue hiring sales personnel, both domestically and internationally, over the next fiscal year. In the first quarter of fiscal 2001, NEON established a telesales office in Sydney, Australia.

     Independent Distributors. NEON has also established indirect distribution channels through independent distributors in Europe, Latin America and the Pacific Rim. At March 31, 2000, NEON had 15 distributors covering 21 countries. NEON's distributors typically perform marketing, sales and technical support functions in their assigned country or region. They may distribute directly to the customer, via other resellers or through a combination of both channels. NEON continuously trains its international distributors in both product capabilities and sales methodologies. For financial information attributable to each of NEON's geographic sales areas, see "Note 8 -- Operations by Geographic Location and Significant Customers" in the Notes to Consolidated Financial Statements.

     In addition to its internal marketing activities, NEON has established relationships with other vendors that are complementary to NEON's efforts to expand acceptance of its eBusiness Integration products. NEON's internal marketing activities include trade and road shows, public relations, news releases, trade article placements and technical analyst meetings as well as targeted print trade advertising. NEON also relies on its Internet site and Web-based seminars to supplement its primary marketing activities.

     Original Equipment Manufacturer (OEM) Relationships. NEON has OEM relationships with BMC Software, Landmark Systems, Informatica, Tesseract, Xantel and OPUS Solutions. These companies market or embed the Shadow products in their products to provide access to mainframe-based enterprise data and transactions from their respective applications. The original equipment manufacturer contracts and NEON's software limit access to only their applications. In addition to generating revenues, these relationships provide an opportunity for NEON's direct telesales force to sell licenses offering broader Shadow product functionality.

     Marketing Relationships. NEON has developed marketing relationships with Remedy, Siebel Systems, Clarify, EDS, IBM Global Services, Gemstone Systems, BEA Systems, IBM, Microsoft, Tantau, SilverStream Systems, Landmark Systems, and Computer Associates (Sterling Software). NEON believes that these relationships could present NEON with access to sales opportunities requiring a unique combination of product features and requirements that are not available from any of the foregoing vendors acting independently.

CUSTOMER SUPPORT

     NEON believes that high-quality and long-term customer support is a critical requirement for continued growth and increased sales of its products. NEON has made significant investments in increasing the size of its support organization in the past and plans to continue to do so in the future. Customer support personnel provide pre-sale, installation and post-sale technical support by toll-free telephone, E-mail, facsimile and through NEON's Internet site and bulletin boards. Customer support is available on an around-the-clock basis. In addition, customer service representatives contact each customer within six months after installation to assess customer satisfaction and obtain feedback. As a result of the "out-of-the-box" functionality of its products, NEON does not require a large customer support organization.

PRODUCT DEVELOPMENT

     NEON's research and development efforts are focused primarily on expanding its eBusiness Integration products, continuing to deliver new Enterprise Subsystem Management products and enhancing the capabilities found in NEON's new Enterprise Security Management product. NEON believes that attracting and retaining talented software developers is an important component of NEON's product development activities. To this end, NEON has instituted a product authorship incentive program that rewards NEON's product authors individually with commissions based on the market success of the applications designed, written, marketed and supported by them. NEON believes that the proximity of its product authors to the customer is critical, and its product authorship program is designed to encourage NEON's developers to evaluate the effectiveness of a product in the actual user environment. NEON incorporates the recommendations of existing and potential customers when developing its products and believes that continued dialogue with customers is an important element in developing enhancements to existing products and in the development of new products.

     NEON has in the past devoted, and expects in the future to devote, a significant amount of resources to developing new and enhanced products. NEON has utilized a plan of continuous product improvement and enhancement. Therefore, at any point in time a number of product development initiatives will be underway. Currently, NEON is addressing enterprise security issues, expanding the number of applications and data sources supported by iWave Integrator and developing more efficient and cost effective utilities for IMS subsystems management. These development efforts will broaden operational issues solved by the Enterprise Security Management product, expand the potential market for the iWave Integrator product and provide new alternatives for organizations managing IMS with the Enterprise Subsystem Management products.

TEXACO WORK AGREEMENT

     NEON has a work agreement with Texaco pursuant to which Texaco provides NEON use of its mainframe computer and certain of its under-utilized data processing resources. NEON uses Texaco's resources in developing a number of its application interfaces. The Texaco agreement specifies that ideas, concepts, know-how and techniques that NEON develops under the agreement are to remain NEON's property and that Texaco may use such developments solely for its internal information technology operations. NEON has granted Texaco and its subsidiaries and affiliates a worldwide, perpetual, nontransferable and royalty-free license with respect to any products developed pursuant to the work agreement. Either party to the work agreement may terminate the agreement upon 30 days' written notice to the other party. Upon termination of the work agreement, NEON would have to locate alternative mainframe sources to develop certain of its products. NEON believes alternative mainframe sources are available at reasonable rates.

PEREGRINE/BRIDGE TRANSFER CORPORATION RELATIONSHIP

     NEON markets and sells a suite of Enterprise Subsystem Management products, in addition to its Shadow products, that improve the efficiency and performance of mainframe environments. These products are developed pursuant to a development and distribution agreement with Peregrine/Bridge Transfer Corporation. The Peregrine/Bridge Transfer Corporation agreement provides NEON with exclusive rights to distribute Peregrine/Bridge Transfer Corporation's Enterprise Subsystem Management software, with the exception of limited co-marketing rights held by IBM relating to one of the Peregrine/Bridge Transfer Corporation Enterprise Subsystem Management products, as well as access to Peregrine/Bridge Transfer Corporation's team of software developers. At March 31, 2000, Peregrine/Bridge Transfer Corporation employed 13 developers with an average of 24 years of experience. The agreement grants NEON worldwide distribution rights through March 31, 2004. The agreement also grants to NEON first refusal rights to acquire Peregrine/Bridge Transfer Corporation by matching any third-party offer that Peregrine/Bridge Transfer Corporation or its stockholder chooses to accept, and an option to acquire Peregrine/Bridge Transfer Corporation that is exercisable on or after January 1, 2002 or such earlier date that NEON has paid Peregrine/Bridge Transfer Corporation royalty payments totaling $10.0 million or more in any single fiscal year. In fiscal 2000, NEON paid license fees to Peregrine/Bridge Transfer Corporation in the aggregate amount of $979,246. NEON believes that its relationship with Peregrine/Bridge Transfer Corporation provides it with an opportunity to address a new and related software products market, Enterprise Subsystem Management, without committing substantial development resources, and enhances its overall research and development capabilities.

COMPETITION

     NEON competes in markets that are intensely competitive and characterized by rapidly changing technology and evolving standards. NEON's competitors are diverse and offer a variety of solutions directed at various segments of the eBusiness Integration, Enterprise Subsystems Management and Enterprise Security Management markets. NEON has experienced, and expects to continue to experience, increased competition from current and potential competitors, many of whom have greater name recognition, a larger installed customer base and significantly greater financial, technical, marketing and other resources than NEON.

     NEON's eBusiness Integration Shadow products compete principally with products from established vendors such as IBM, Oracle, Merant, Sybase, Vitria, Active, Crossworlds, Information Builders, BEA

Systems, IONA Technologies, New Era of Networks and TSI International Software, and NEON's eBusiness Integration iWave product group competes with products offered by entities such as Active Software, Vitria Technologies and Crossworlds. NEON's Enterprise Subsystem Management products face significant competition from products offered by BMC Software and IBM. NEON's Enterprise Security Management product faces significant competition in this established market from Computer Associates, Proginet, Blockade Systems Corporation and New Era of Networks. In addition, NEON also faces competition from:

     - Other business applications vendors who may internally develop, or attain through acquisitions and partnerships, eBusiness integration and enterprise subsystem management solutions

     - Internal development efforts by corporate information technology departments

     - New entrants to the eBusiness integration or enterprise subsystem management and enterprise security markets

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

     A number of organizations, including New Era of Networks, Inc., are utilizing the name "Neon," alone and in combination with other words, as a trademark, a tradename or both. New Era of Networks is also a developer and distributor of middleware and other software products. New Era of Networks has used the acronym "NEON" in its business, is listed on the Nasdaq National Market under the symbol "NEON" and has sought to obtain federal trademarks for products and services whose names include the word "NEON." NEON is currently opposing, in the U.S. Patent and Trademark Office, New Era of Networks' application to register "NEONET." On December 24, 1998, New Era of Networks filed a complaint against NEON in the United States District Court for the District of Colorado seeking (a) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe NEON's rights or constitute unfair competition and (b) cancellation of NEON's federal trademark registration for NEON. NEON has filed an Answer denying the material allegations of that complaint. On February 11, 2000, the judge in the Colorado proceeding advised the parties that the court intends to grant summary judgment for cancellation of the federal trademark registration for the "NEON" mark. If such judgment is entered, it will not affect NEON's right to use the "NEON" mark, which NEON believes to be superior to those of New Era of Networks. Discovery related to this litigation has been completed but no trial date has been set. On June 23, 1999, NEON sued New Era of Networks in District Court in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" is in violation of Texas law concerning misappropriation of tradenames, and at the time of filing of this Report the parties were in the discovery phase of this litigation. In this litigation, NEON seeks to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace or to dilute the meaning or value of NEON's name. NEON's claims are based upon its prior and continuous use of "NEON" as its corporate name. NEON believes that it has superior rights to use "NEON" and that New Era of Networks' use of NEON is causing confusion in the marketplace.

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

HUMAN RESOURCES

     As of March 31, 2000, NEON and its subsidiaries employed 134 persons, including 77 in sales, marketing and field operations, 33 in research and development, 11 in finance and administration and 13 in client services. None of NEON's employees are represented by a labor union. NEON has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in NEON's industry is intense.

EXECUTIVE OFFICERS AND DIRECTORS OF NEON

     The following table sets forth certain information concerning each of the executive officers and directors of NEON as of June 12, 2000:

NAME                                    AGE                   TITLE
----                                    ---                   -----
John J. Moores(a).....................  55    Chairman of the Board of Directors
Joe Backer............................  62    President, Chief Executive Officer and
                                                Director
Peter Schaeffer.......................  44    Chief Technology Officer and Director
John S. Reiland.......................  50    Chief Financial Officer and Director
Don Pate..............................  44    Vice President -- Worldwide Sales
Wayne E. Webb, Jr. ...................  49    Vice President and General Counsel
Jonathan J. Reed......................  44    Vice President of Marketing
Kevin O'Brien.........................  43    Vice President of Technical Operations
Charles E. Noell III(a)(b)............  48    Director
Norris van den Berg(a)(b).............  61    Director
Richard Holcomb(a)....................  38    Director
George Ellis(b).......................  51    Director

---------------

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

     Peter Schaeffer is NEON's founder and has been a member of the Board of Directors of NEON and NEON's predecessor-in-interest, NEON Systems, Inc., an Illinois corporation, since July 1991. Since November 1995, Mr. Schaeffer has served as NEON's Chief Technology Officer. From July 1991 to October 1995, Mr. Schaeffer served as NEON's President and Chief Executive Officer. From June 1990 to June 1991, Mr. Schaeffer was employed with Goal Systems International, Inc., a privately held software development company. In 1986, Mr. Schaeffer co-founded MVS Software, a privately held software development company, and was Vice President -- Technology of MVS Software until April 1990. Mr. Schaeffer holds a B.S. in Organic Chemistry from the University of Chicago.

     John S. Reiland has served as NEON's Chief Financial Officer since July 1996 and as a member of NEON's Board of Directors since November 1998. Mr. Reiland also serves as Chief Financial Officer of Peregrine/Bridge Transfer Corporation. From June 1994 to April 1996, Mr. Reiland served as Senior Vice President, Chief Financial Officer and a director of Pointe Communications Corporation, an international telecommunication and Internet service provider. From May 1991 to May 1994, Mr. Reiland served as Vice

President of Motor Columbus AG, an international long-distance telephone service reseller, and also served as Chief Executive Officer of its subsidiary, WorldCom International, Inc. Mr. Reiland is a Certified Public Accountant and holds a B.B.A. in Accounting from the University of Houston.

     Don Pate has served as NEON's Vice President -- Worldwide Sales since March 1998 and served as NEON's Vice President of Sales from November 1996 to March 1998. From October 1989 to November 1996, Mr. Pate served in several sales and sales management positions with BMC Software, including Manager of International Sales, Sales Operations Manager and Regional Manager. Prior to that, Mr. Pate was a salesman for the IBM Corporation. Mr. Pate holds a B.S. in Economics and Psychology from Houston Baptist University.

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

     Kevin O'Brien has served as NEON's Vice President of Technical Operations since April 2000. From March 1996 until April 2000, Mr. O'Brien served as NEON's Manager of Customer Support. In August 1995, Mr. O'Brien began his employment with NEON as a Customer Support Representative. From April 1994 until August 1995, Mr. O'Brien served as Customer Support Leader for Mission Critical Software. Prior to that, Mr. O'Brien was employed by BMC Software where he served as a Product Author. Mr. O'Brien holds a B.E. in Electrical Engineering from Cork University in Ireland.

     Charles E. Noell III has served as a director of NEON since May 1993. Since January 1992, Mr. Noell has served as President and Chief Executive Officer of JMI Services, Inc., and as a General Partner of JMI Partners, L.P., which is the General Partner of JMI Equity Fund, L.P. Mr. Noell is a director of Peregrine Systems, Inc. and also serves as a director of Transaction Systems Architects, Inc., an electronic funds transfer company. Mr. Noell also serves on the board of numerous privately held companies, including Peregrine/ Bridge Transfer Corporation and Skunkware, Inc. Mr. Noell holds a B.A. in History from the University of North Carolina at Chapel Hill and an M.B.A. from Harvard University.

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

     George Ellis has served as a director of NEON since January 2000. Mr. Ellis is currently a Managing Director of Chaparral Ventures. Mr. Ellis was a founder of Sterling Commerce and served as its Executive Vice President and Chief Financial Officer from 1995 through 1996. Mr. Ellis served as Chief Financial

Officer of Sterling Software, Inc. from 1985 through 1996. Mr. Ellis also has held financial and operations management roles at Texas Instruments, Inmos Corporation and other technology-related companies. Mr. Ellis is an officer of The Communities Foundation of Texas and a member of the Board of Advisors to the law school at Southern Methodist University. Mr. Ellis currently serves on the Board of Directors of AremisSoft and Future Three. Mr. Ellis is a certified public accountant and an attorney in the State of Texas. Mr. Ellis holds a B.S. in Accounting from Texas Tech University and a J.D. from Southern Methodist University.

RISK FACTORS

     This Report and the annual report to stockholders contain certain forward-looking statements within the meaning of the federal securities laws, and which are intended to be covered by the safe harbors available under such laws. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, those set forth below and elsewhere in this Report. In addition to the other information in this Report, the following factors, which may affect NEON's current position and future prospects, should be considered carefully in evaluating NEON and an investment in its common stock.

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

BECAUSE A SIGNIFICANT PERCENTAGE OF OUR REVENUES ARE DERIVED FROM OUR SHADOW PRODUCT GROUP, DECREASED DEMAND FOR THESE PRODUCTS COULD ADVERSELY AFFECT OUR BUSINESS

     Approximately 90% of our revenues over fiscal 2000, 1999 and 1998 was derived from Shadow Direct, Shadow Web Server and Shadow Enterprise Direct. We anticipate that these products will account for a substantial amount of our revenues for the foreseeable future. Consequently, our future success will depend on continued market acceptance of Shadow Direct, Shadow Web Server and Shadow Enterprise Direct and enhancements to these products. Competition, technological change or other factors could reduce demand for, or market acceptance of, these products and could have a material adverse effect on our business, operating results and financial condition.

REDUCED CUSTOMER RELIANCE UPON MAINFRAME COMPUTERS COULD ADVERSELY AFFECT OUR BUSINESS

     We are dependent upon the continued use and acceptance of mainframe computers in a computing environment which is increasingly based on distributed platforms, including client/server and Internet-based computing networks. Decreased use of the mainframe or in the growth of demand for Web-based and client/ server applications accessing mainframe data and transactions could have a material adverse effect on our business, operating results and financial condition. We derive our revenues primarily from our Shadow products, comprising a portion of our eBusiness Integration product family, and, to a lesser extent, from our suite of Enterprise Subsystem Management software products that support the growing performance demands on mainframe computers as they support new users and applications and our new Enterprise Security Management product that helps to protect corporate assets in common application processing environments. Although demand for mainframe access and management solutions has grown in recent years, it may not continue to grow. Our continued success depends on a number of factors, including:

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

     Our potential field of competitors continues to expand as both organizations and vendors recognize the need for products that permit users to access mainframe-based data and applications for integration with applications on their personal computers that we refer to as eBusiness Integration products, and Enterprise

Subsystem Management products. Our Shadow product group competes principally with products that provide the connection between a client application and a server application, database or transaction processing system, known as middleware software products, from established vendors such as IBM, Oracle and Information Builders, and to a lesser extent with BEA Systems, IONA Technologies, New Era of Networks and TSI International Software, and our iWave product group competes with products offered by Active Software, Vitria Technologies and Crossworlds. Our Enterprise Subsystem Management products face significant competition from BMC Software, and our Enterprise Security Management product competes with products offered by Computer Associates, Proginet, Blockade Systems Corporation and New Era of Networks. We expect to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. We may also face competition from:

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

     We currently have limited experience in developing local versions of our products and marketing and distributing our products internationally. We plan to expand our current international operations and to establish additional facilities and marketing relationships in additional regions. We have established direct telesales subsidiary offices in Germany and the United Kingdom to market and sell our products in Europe, and have recently established a telesales subsidiary office in Australia. We have distributors in Europe, Latin America and the Pacific Rim to market and sell our products in those regions. We plan to expand our current international operations and to establish additional facilities and marketing relationships in additional regions. Our international operations are subject to particular risks, including:

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

USE OF OUR NAME BY OTHERS MAY CAUSE CONFUSION IN THE MARKET

     A number of organizations, including New Era of Networks, Inc., are utilizing the name "Neon," both alone and in combination with other words, as a trademark, a tradename or both. Any litigation to enforce our right to use the NEON name in our business or to prevent others from using the NEON name would be expensive and time-consuming, would divert management resources and may not be adequate to protect our business. New Era of Networks is also a developer and distributor of middleware and other software products. New Era of Networks has used the acronym "NEON" in its business, is listed on the Nasdaq National Market System under the symbol "NEON" and has sought to obtain federal trademarks for products and services whose names include the word "NEON." We are currently opposing, in the U.S. Patent and Trademark Office, New Era of Networks' application to register "NEONET." New Era of Networks has filed a complaint against NEON in the United States District Court for the District of Colorado seeking (1) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe our rights or constitute unfair competition and (2) cancellation of our federal trademark registration for "NEON." NEON has filed an answer denying the material allegation of that complaint. On February 11, 2000, the judge in the Colorado proceeding advised the parties that the court intends to grant summary judgment for cancellation of the federal trademark registration for the "NEON" mark. If such judgment is entered, it will not affect NEON's right to use the "NEON" mark, which NEON believes is superior to that of New Era of Networks. Discovery related to this litigation has been completed, but no trial date has been set. On June 23, 1999, NEON sued New Era of Networks in District Court in Fort Bend County, Texas, seeking to enjoin New Era of Networks' use of "NEON" as its "nickname," stock symbol or in any manner that does or is likely to cause confusion in the marketplace or dilute the value of NEON's name. If we should lose any such litigation, we may have to change our name, which also would be expensive and time-consuming and could adversely affect our business. In addition, NEON believes that New Era of Networks' use of the "NEON" symbol on the Nasdaq National Market System creates confusion in the marketplace and may result in variations in our stock price that are attributable to facts or circumstances relating to New Era of Networks.

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

     - Unfavorable publicity affecting our industry or us

     - Adverse legal events affecting us

     - Sales of NEON common stock by stockholders

THE AVAILABILITY OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK FOR SALE COULD ADVERSELY AFFECT ITS MARKET PRICE

     If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. A substantial number of sales, or the perception that such sales might occur, also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We granted registration rights to two of our stockholders, Peter Schaeffer and JMI Equity Fund, L.P. Those rights enabled these stockholders to require that we register, at our expense, resales of their shares of common stock. Mr. Schaeffer and the individuals and entities to which JMI Equity Fund, L.P. recently distributed its shares of our common stock beneficially own in the aggregate approximately 3.8 million shares of our common stock. If they sell a large portion of their shares on the open market and at one time, our market price per share may decline.

OUR OFFICERS AND DIRECTORS CONTROL NEON, AND THESE OFFICERS AND DIRECTORS COULD EFFECTIVELY CONTROL MATTERS SUBMITTED TO OUR STOCKHOLDERS

     At present, our executive officers and directors and entities affiliated with them beneficially own approximately 47% of our outstanding Common Stock. As a result, these stockholders, if they act together and obtain the assent of another 3% of our outstanding common stockholders, could control all matters submitted to our stockholders for a vote, including the election of directors and the approval of mergers and other business combination transactions.

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

ITEM 2. PROPERTIES

     NEON's principal administrative, engineering, manufacturing, marketing and sales facility is approximately 51,700 square feet and is located in Sugar Land, Texas. The lease for this facility will expire on March 31, 2005. In addition, NEON leases offices in London, England; Frankfurt, Germany; and Sydney, Australia and operates development sites in Redmond, Washington; Colorado Springs, Colorado and Cary, North Carolina. Management believes that its current facilities are adequate to meet its needs through the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of NEON's operations.

ITEM 3. LEGAL PROCEEDINGS

     A number of organizations, including New Era of Networks, Inc., are utilizing the name "NEON," alone and in combination with other words, as a trademark, a tradename or both. New Era of Networks is also a developer and distributor of middleware and other software products. New Era of Networks has used the acronym "NEON" in its business, is listed on the Nasdaq National Market under the symbol "NEON" and has sought to obtain federal trademarks for products and services whose names include the word "NEON." NEON is currently opposing in the U.S. Patent and Trademark Office New Era of Networks' application to trademark "NEONET." On December 24, 1998, New Era of Networks filed a complaint against NEON in the United States District Court for the District of Colorado seeking (1) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe NEON's rights or constitute unfair competition and (2) cancellation of NEON's federal trademark registration for NEON. NEON has filed an Answer denying the material allegations of that complaint. On February 11, 2000, the judge in the Colorado proceeding advised the parties that the court intends to grant summary judgment for cancellation of the federal trademark registration for the "NEON" mark. If such judgment is entered, it will not affect NEON's right in the "NEON" mark, which NEON believes to be superior to that of New Era of Networks. Discovery has been completed in the action, but no trial date has been set.

     On June 23, 1999, NEON sued New Era of Networks in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" was in violation of Texas law concerning tradenames and trademarks, and at the time of filing of this Report the parties were in the discovery phase of this litigation. In this litigation, NEON seeks to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace, or to dilute the meaning or value of NEON's name. NEON's claims are based upon its prior and continuous use of "NEON" as its corporate name. NEON believes that it has superior rights to use "NEON" and that New Era of Networks' use of "NEON" is causing confusion in the marketplace. This and any other litigation to enforce NEON's right to use the NEON name in NEON's business or to prevent others from using the NEON name may be expensive and time-consuming, may divert management resources and may not be adequate to protect NEON's business. If NEON should lose any such litigation, it may have to change its name, which also would be expensive and time-consuming and could adversely affect NEON's business.

     On October 29, 1999, NEON entered into an agreed settlement with BMC Software of its lawsuit with BMC Software. BMC Software originally filed the lawsuit in August 1995 in the District Court of Travis County, Texas, 200th Judicial District, against Peregrine/Bridge Transfer Corporation, John J. Moores and a group of employees of Peregrine/Bridge Transfer Corporation who were also former employees of BMC Software. In the lawsuit, BMC Software had alleged misappropriation and infringement of certain trade secrets, confidential information and corporate opportunity, as well as breach of contract and fiduciary relations by the named individuals. NEON, which is the exclusive distributor of software products developed by Peregrine/Bridge Transfer Corporation, had been named as a co-defendant in this lawsuit in December 1996. The October 1999 settlement resolved claims by BMC Software relating to NEON's and Peregrine/ Bridge Transfer Corporation's title in and right to market the products of Peregrine/Bridge Transfer Corporation that were the subject of the lawsuit. Under the terms of the settlement, BMC Software paid $30 million to parties other than NEON. BMC Software and NEON also entered into a software distribution agreement under which, if fully performed by the parties, NEON would receive an aggregate of $8.6 million, payable quarterly over two years, for its products. In addition, the settlement does not obligate NEON or any other co-defendant to make any present or future cash payment or disgorgement or impose any restriction on the marketing and sale by NEON of its or Peregrine/Bridge Transfer Corporation's products. NEON has been indemnified for its costs and expenses in this lawsuit by Peregrine/Bridge Transfer Corporation under the terms of its distributor agreement with Peregrine/Bridge Transfer Corporation.

     NEON is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any of these matters will not have a material adverse effect on NEON's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No stockholder votes took place during the fourth quarter of the fiscal year ended March 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     NEON's Common Stock trades on the Nasdaq Stock Market under the symbol "NESY." NEON completed its initial public offering in March 1999 and sold 3,041,000 shares of its common stock at a price of $15.00 per share. The following table sets forth, for the fiscal periods indicated, the ranges of high and low last reported sale prices for the Common Stock since the initial public offering.

                                                               HIGH      LOW
                                                              ------   -------
FISCAL YEAR ENDED MARCH 31, 2000:
  Fourth Quarter............................................  $40.00   $27.875
  Third Quarter.............................................   39.25    16.50
  Second Quarter............................................   38.50    26.625
  First Quarter.............................................   50.00    32.50
FISCAL YEAR ENDED MARCH 31, 1999:
  Fourth Quarter (March 5, 1999 -- March 31, 1999)..........  $55.00   $15.00

     During the three year period ended March 31, 2000, NEON issued unregistered shares of its Common Stock to a limited number of persons as described below.

          (1) In June 1998, NEON issued and sold 47,780 shares of common stock to Wayne E. Webb, Jr. for an aggregate purchase price of $86,004 pursuant to a restricted stock purchase effected under the 1993 Stock Plan.

          (2) Effective immediately prior to the consummation of the sale of shares of common stock pursuant to NEON's public offering, NEON issued 3,125,000 shares of its common stock to JMI Equity Fund, L.P. pursuant to the conversion of 625,000 shares of its Series A Redeemable, Convertible Preferred Stock held by such entity.

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

HOLDERS

     On June 12, 2000, the last reported sale price of the common stock on the Nasdaq Stock Market was $22.00 per share. At June 12, 2000, there were 126 holders of record of NEON's common stock, although NEON believes that the number of beneficial owners of its common stock is substantially greater, and 9,427,486 shares outstanding.

     In March 1999, NEON completed the initial public offering of its common stock. The Securities and Exchange Commission declared the Form S-1 Registration Statement (File No. 333-69651) relating to NEON's initial public offering effective on March 4, 1999. In the initial public offering, NEON issued and sold 3,041,000 shares for an aggregate price to the public of $45,615,000 and a single selling stockholder sold

64,000 shares of common stock for an aggregate offering price of $960,000. The initial public offering was a firm commitment underwriting, and the managing underwriters of the initial public offering were Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC and CIBC Oppenheimer Corp. The underwriting discount incurred by NEON relating to its initial public offering was $3,193,050. Net offering proceeds received by NEON from the initial public offering were approximately $41.2 million. Approximately $1.0 million of the proceeds received by NEON from its initial public offering were used to repay existing indebtedness. NEON invested the proceeds received by it from the initial public offering (other than the proceeds used to repay the existing indebtedness described above) in short term, interesting-bearing, investment-grade securities.

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

                                                             YEARS ENDED MARCH 31,
                                                 ---------------------------------------------
                                                  2000      1999      1998      1997     1996
                                                 -------   -------   -------   ------   ------
STATEMENT OF OPERATIONS DATA:
Revenues:
  License......................................  $22,860   $15,420   $ 9,806   $6,183   $2,190
  Maintenance..................................    6,859     4,596     2,397    1,003      276
                                                 -------   -------   -------   ------   ------
          Total revenues.......................   29,719    20,016    12,203    7,186    2,466
Cost of revenues:
  Cost of licenses.............................    1,484     1,032       552      212       18
  Cost of maintenance..........................    1,699       986       743      392      159
                                                 -------   -------   -------   ------   ------
          Total cost of revenues...............    3,183     2,018     1,295      604      177
                                                 -------   -------   -------   ------   ------
Gross profit...................................   26,536    17,998    10,908    6,582    2,289
Operating expenses:
  Sales and marketing..........................   11,330     7,418     5,713    3,469    1,307
  Research and development.....................    5,612     3,800     2,258    1,525    1,205
  General and administrative...................    3,459     2,566     1,480      696      310
  Non-cash compensation........................      490       767        14       --       --
  Amortization of acquisition related costs....      238        --        --       --       --
                                                 -------   -------   -------   ------   ------
          Total operating expenses.............   21,129    14,551     9,465    5,691    2,822
                                                 -------   -------   -------   ------   ------
Operating income (loss)........................    5,407     3,447     1,443      891     (532)
Interest and other, net........................    2,256       185        28      (67)     (66)
                                                 -------   -------   -------   ------   ------
Income (loss) before provision for income
  taxes........................................    7,663     3,632     1,471      823     (598)
Provision for income taxes.....................    2,759     1,380       310        7       --
                                                 -------   -------   -------   ------   ------
Net income (loss)..............................    4,904     2,252     1,161      816     (598)
Dividends on series A redeemable convertible
  preferred stock..............................       --       (75)     (100)     (80)     (80)
                                                 -------   -------   -------   ------   ------
Net income (loss) applicable to common
  stockholders.................................  $ 4,904   $ 2,177   $ 1,061   $  736   $ (678)
                                                 =======   =======   =======   ======   ======
Earnings (loss) per common share(a):
  Basic........................................  $  0.55   $  0.71   $  0.45   $ 0.35   $(1.62)
                                                 =======   =======   =======   ======   ======
  Diluted......................................  $  0.47   $  0.30   $  0.19   $ 0.14   $(1.62)
                                                 =======   =======   =======   ======   ======
Shares used in computing earnings (loss) per
  common share(a):
  Basic........................................    8,914     3,065     2,371    2,094      417
  Diluted......................................   10,461     7,517     6,268    5,671      417

                                                               AS OF MARCH 31,
                                                ----------------------------------------------
                                                 2000      1999      1998     1997      1996
                                                -------   -------   ------   -------   -------
BALANCE SHEET DATA:
Cash and cash equivalents.....................  $37,120   $45,400   $2,804   $ 1,705   $   131
Working capital...............................   41,430    45,295      973       876        47
Total assets..................................   60,500    52,635    6,352     3,093       730
Secured notes payable.........................       --        --    1,049     1,049     1,130
Series A redeemable, convertible preferred
  stock.......................................       --        --    1,663     1,563     1,233
Total stockholders' equity (deficit)..........   51,858    45,830     (234)   (1,416)   (2,228)

---------------

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

OVERVIEW

     NEON develops, markets and supports eBusiness Integration software. NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation which was incorporated in June 1991. NEON introduced its first generally available products, Shadow Direct and Shadow Web Server, in November 1994 and January 1995, respectively. NEON introduced the third member of the Shadow product group, Shadow Enterprise Direct, in February 1996. NEON's Shadow products provide rapid and cost-effective access to and connectivity between enterprise data, transactions and applications. Shadow Direct enables client/server applications to access and integrate with mainframe data and applications. Shadow Enterprise Direct provides access and integration between client/server systems. NEON's iWave product group provides a cross-platform EAI and B2B integration platform from one infrastructure. In addition, through its distributor agreement with Peregrine/Bridge Transfer Corporation, NEON launched the first of its Enterprise Subsystem Management products in January 1997. This product line, which currently consists of thirteen products, improves the availability and performance of mainframe subsystems to support the growing demands placed on the mainframe. In May 1999 NEON introduced Halo SSO, its Enterprise Security Management product, to provide cost-effective and automated management of small numbers of key corporate security issues across common and interoperable mainframe and desktop environments.

     NEON has devoted significant resources to building its sales and marketing functions, resulting in revenues increasing from $2.5 million in fiscal 1996 to $29.7 million in fiscal 2000. NEON's revenues increased $9.7 million, or 48%, from $20.0 million in fiscal 1999 to $29.7 million in fiscal 2000. NEON has been profitable since the quarter ended September 30, 1996. However, there can be no assurance that NEON will remain profitable on a quarterly or annual basis. Management expects to continue to devote substantial resources to its sales and marketing functions in the future.

     NEON derives revenues exclusively from software licenses and maintenance services. Historically, NEON's Shadow products have generated substantially all of its revenues. License fees, which are based upon the number and capacity of servers as well as the number of client users, are generally due upon license grant and include a one-year maintenance period. The license sales process typically takes three to six months. After the initial year of license, NEON provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee based upon the current price of the products. Since NEON's inception, approximately 90% of customers have elected to continue maintenance service after the first year. In fiscal 2000, 1999 and 1998, maintenance revenues represented 23%, 23% and 20% of total revenues, respectively. Maintenance revenues are expected to continue to increase as a percentage of total revenues as NEON's customer base continues to grow.

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

     NEON conducts its business in the United Kingdom and Germany through two wholly-owned consolidated subsidiaries. Revenues from these subsidiaries are denominated in local currencies. Pursuant to these foreign operations, NEON is exposed to foreign currency fluctuations for its net working capital positions. At March 31, 2000, NEON had unhedged net current assets denominated in British pounds aggregating 1,588,012 British pounds and unhedged net current liabilities denominated in Deutsche marks aggregating 590,803 Deutsche marks. At that date, NEON had no material commitments that would be satisfied in currencies other than U.S. dollars. In other international markets, NEON conducts substantially all of its business through independent third-party distributors. Revenues derived from third-party distributors are denominated in U.S. dollars. Revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 28%, 28% and 41% in fiscal 2000, 1999 and 1998, respectively. The British pound and the German mark have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on NEON's revenues or operating results. Management does not currently have an active foreign exchange hedging program; however, NEON may implement a program to mitigate foreign currency transaction risk in the future. Although NEON's international operations and sales levels are subject to economic, fiscal and monetary policy of foreign governments, to date these factors have not had a material effect on NEON's results of operations or liquidity. NEON expects that revenues from international operations should not vary substantially as a percentage of total revenue and from the level experienced in fiscal 2000.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

                                                              YEARS ENDED MARCH 31,
                                                              ---------------------
                                                              2000    1999    1998
                                                              -----   -----   -----
Revenues:
  License...................................................   76.9%   77.0%   80.4%
  Maintenance...............................................   23.1    23.0    19.6
                                                              -----   -----   -----
          Total revenues....................................  100.0   100.0   100.0
Cost of revenues:
  Cost of licenses..........................................    5.0     5.2     4.5
  Cost of maintenance.......................................    5.7     4.9     6.1
                                                              -----   -----   -----
          Total cost of revenues............................   10.7    10.1    10.6
                                                              -----   -----   -----
Gross profit................................................   89.3    89.9    89.4
Operating expenses:
  Sales and marketing.......................................   38.1    37.1    46.8
  Research and development..................................   18.9    19.0    18.5
  General and administrative................................   11.6    12.8    12.2
  Non-cash compensation.....................................    1.6     3.8     0.1
  Amortization of acquisition related costs.................    0.8      --      --
                                                              -----   -----   -----
          Total operating expenses..........................   71.1    72.7    77.6
                                                              -----   -----   -----
Operating income............................................   18.2    17.2    11.8
Interest and other, net.....................................    7.6     0.9     0.2
                                                              -----   -----   -----
Income before provision for income taxes....................   25.8    18.1    12.1
Provision for income taxes..................................    9.3     6.9     2.5
                                                              -----   -----   -----
          Net income........................................   16.5%   11.3%    9.5%
                                                              =====   =====   =====

  FISCAL YEARS ENDED MARCH 31, 2000, 1999 AND 1998

REVENUES

     Total Revenues. Total revenues were $29.7 million, $20.0 million and $12.2 million in fiscal 2000, 1999 and 1998, respectively, representing period-to-period increases of 48% and 64% for the fiscal 2000 and 1999 periods. No customer accounted for 10% or more of NEON's total revenues in fiscal 2000.

     License. License revenues were $22.9 million, $15.4 million and $9.8 million in fiscal 2000, 1999 and 1998, respectively, representing period-to-period increases of 48% and 57% for the fiscal 2000 and 1999 periods. Of the $7.5 million increase in license revenue in fiscal 2000 as compared to fiscal 1999, $5.9 million or 79%, was attributable to increases in license sales of NEON's existing Shadow products, including $2.0 million of revenues under a software distribution agreement with BMC Software entered in connection with NEON's settlement of a lawsuit originally filed by BMC Software (See Item 3. Legal Proceedings). Primarily all of the remaining increase in license revenues in fiscal 2000 as compared to fiscal 1999 was attributable to license sales of Enterprise Subsystem Management products. The license revenue increase in fiscal 1999 compared to fiscal 1998 was attributable to increases in the number of license sales of NEON's existing Shadow products, and to a lesser extent, to license sales of new Enterprise Subsystem Management products.

     Maintenance. Maintenance revenues were $6.9 million, $4.6 million and $2.4 million in fiscal 2000, 1999 and 1998, respectively, representing period-to-period increases of 49% and 92% for the fiscal 2000 and 1999 periods. These increases resulted from renewals of maintenance agreements from NEON's installed base of customers and the recognition of deferred first-year maintenance service fees on an increased level of license sales.

COST OF REVENUES

     Cost of Licenses. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues primarily resulting from NEON's sales of Enterprise Subsystem Management products. Cost of license revenues was $1.5 million, $1.0 million and $552,000 in fiscal 2000, 1999 and 1998, respectively, representing 6%, 7% and 6% of total license revenues in the respective periods. The dollar increases were due primarily to increased sales of Enterprise Subsystem Management products and the corresponding increased royalties paid to Peregrine/Bridge Transfer Corporation under NEON's distributorship agreement with Peregrine/Bridge Transfer Corporation.

     Cost of Maintenance. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support departments. Cost of maintenance revenues was $1.7 million, $986,000 and $743,000 in fiscal 2000, 1999 and 1998, respectively, representing 25%, 21% and 31% of total maintenance revenues in the respective periods. The dollar increases during the periods were due principally to increases in the number of technical support staff providing support to NEON's growing customer base. NEON expects that annual cost of maintenance will increase in absolute dollars but should not vary substantially as a percentage of total maintenance revenues from the level experienced in the fiscal year ended March 31, 2000.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. Sales and marketing expenses were $11.3 million, $7.4 million and $5.7 million in fiscal 2000, 1999 and 1998, respectively, representing 38%, 37% and 47% of total revenues in the respective periods. The dollar increase from fiscal 1999 to fiscal 2000 resulted primarily from increases in compensation costs due to the hiring of additional North American sales personnel and increased commissions paid as a result of NEON's revenue growth, as well as an increase in costs associated with the sales offices in the United Kingdom and Germany. In addition, the dollar increase reflects increased commissions to NEON's independent international agents and increased marketing and selling expenses, principally due to increases in marketing efforts and a larger number of sales and marketing staff. The dollar increase from fiscal 1998 to fiscal 1999 reflects an increase in additional compensation expenses incurred in the hiring of additional North American sales personnel and the payment of increased sales commissions as a result of NEON's revenue growth. As NEON continues to devote resources to the expansion of its sales and marketing organization, NEON expects that annual sales and marketing expenses will increase in absolute dollars but should not vary substantially as a percentage of total revenues from the level experienced in the fiscal year ended March 31, 2000.

     Research and Development. Research and development expenses include salaries, bonuses and benefits to product authors, product developers and product documentation personnel and the computer hardware, software and telecommunication expenses associated with these personnel. NEON compensates product authors based on a percentage of product license revenues generated by products for which they are responsible. Research and development expenses were $5.6 million, $3.8 million and $2.3 million in fiscal 2000, 1999 and 1998, respectively, representing 19% of total revenues in each of these respective periods. The dollar increases in these periods were primarily attributable to increased compensation costs due to additional staffing and, to a lesser extent, increased product commissions paid to product authors. Research and development expenses are expected to increase in absolute dollar amounts but not vary substantially as a percentage of total revenues from the level experienced in the fiscal year ended March 31, 2000. NEON has adopted Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Research and development expenditures generally have been charged to operations as incurred and any capitalizable amounts have been immaterial.

     General and Administrative. General and administrative expenses include salaries, personnel and related costs for NEON's executive, financial, legal and administrative staff. General and administrative expenses were $3.5 million, $2.6 million and $1.5 million in fiscal 2000, 1999 and 1998, respectively, representing 12%,

13% and 12% of total revenues in the respective periods. The dollar increases resulted primarily from increases in office and administrative costs associated with NEON's subsidiaries in the United Kingdom and Germany, increases in occupancy costs and increases in compensation expenses due principally to administrative personnel additions necessary to support NEON's growth. NEON anticipates general and administrative expenses will continue to increase in absolute dollars but should not vary substantially as a percentage of total revenues from the level experienced in the fiscal year ended March 31, 2000.

     Non-Cash Compensation. During the twelve months prior to NEON's initial public offering on March 5, 1999, NEON granted stock options at prices subsequently considered below the then-fair value of the underlying stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million, which is amortizable to expense over the vesting period of the granted options. This deferred compensation balance was reduced during the fiscal year ended March 31, 2000 by $321,000 due to the cancellation of options associated with terminated employees. During the fiscal year ended March 31, 2000, $490,000 was recognized as non-cash compensation expense. The deferred balance of $899,000 will be recognized over the remaining vesting period, approximately three years, of the granted options. Additionally, in the third quarter of fiscal year 2000, $349,000 was recognized as non-cash compensation expense related to performance-based options granted to a NEON executive. The expense related to the performance-based options was reversed in the fourth quarter, since the applicable performance targets were not met and the options were cancelled.

     Amortization of Acquisition Related Costs. On September 29, 1999, NEON completed its acquisition of the assets of Beyond Software Inc. The acquisition resulted in goodwill of approximately $2.4 million, which is being amortized on a straight-line basis over five years. Goodwill amortization of $239,000 was recognized in the fiscal year ended March 31, 2000.

     Interest and Other Income, Net. Interest income was $2.3 million, $212,000 and $64,000 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. The increases primarily result from investment of the increase in NEON's cash and cash equivalents and investments balances derived primarily from the $41.2 million of net proceeds received from NEON's March 1999 initial public offering.

     Provision for Income Taxes. NEON fully utilized its net operating loss carry-forward for U.S. income tax purposes in fiscal 1998. NEON's U.S. income taxes prior to fiscal 1998 were offset by net operating loss carry-forwards. The effective income tax rate was 36%, 38% and 21% for fiscal 2000, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     NEON's cash and cash equivalent balance was $37.1 million and $45.4 million at March 31, 2000 and 1999, respectively. The decrease was due primarily to the investment of $4.6 million in marketable securities. Additional cash requirements included the acquisition of assets from Beyond Software Inc. in September 1999 and the $3.5 million royalty advance to Sterling Software, Inc. (Sterling) in December 1999 in connection with its acquisition of certain assets from Sterling and the right to use, reproduce, copy and sell certain of Sterling's products. These uses of cash were offset partially by profitable operating results. The increase from March 31, 1998 to March 31, 1999 primarily resulted from the $41.2 million net proceeds received from NEON's March 1999 initial public offering as well as positive cash flows from operating activities.

     Net cash provided by (used in) operating activities was ($121,000), $2.5 million and $1.3 million in fiscal 2000, 1999 and 1998, respectively. The use of funds in fiscal 2000 resulted primarily from increases in accounts receivable and an advance royalty payment to Sterling of $3.5 million, partially offset by the increased profitability from NEON's business growth. Net cash provided by operating activities during fiscal 1999 and 1998 was primarily the result of increased profitability from the growth of NEON's business offset by increases in accounts receivable.

     A majority of NEON's revenues are recorded in the latter half of each quarter. Accordingly, as NEON's quarterly revenues have increased, the aggregate balance of accounts receivable-trade has also increased. Certain transactions in fiscal 2000 included extended payment terms, totaling approximately $2.8 million, which further contributed to NEON's increasing accounts receivable-trade balance. These amounts are due to be fully paid in fiscal 2001. Increases in NEON's accounts receivable-trade balance will reduce interim cash flows otherwise available from NEON's operating results.

     Net cash used by NEON in investing activities was $8.1 million, $234,000 and $276,000 in fiscal 2000, 1999 and 1998, respectively. Purchases of both short-term and long-term marketable securities and the acquisition of assets of Beyond Software Inc. were the principal uses of investing funds in fiscal 2000. Net cash used for investing activities in fiscal 1999 and 1998 was principally for purchases of property and equipment, including computer hardware and software to support NEON's growing employee base. As of March 31, 2000, NEON had no material commitment for capital expenditures.

     NEON's net cash provided by financing activities was $109,000, $40.2 million and $28,000 in fiscal 2000, 1999 and 1998, respectively. Net cash provided by financing activities in fiscal 2000 was from amounts received from the exercise of employee stock options, while net cash provided by financing activities in fiscal 1999 consisted primarily of the $41.2 million net proceeds received from NEON's March 1999 initial public offering offset by the subsequent repayment of $1.0 million of secured notes payable. The cash provided by financing activities in fiscal 1998 was from amounts received from the exercise of employee stock options.

     NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $37.1 million at March 31, 2000 and were invested in varying types of money market securities. An additional $2.0 million was invested in short-term available-for-sale marketable securities with maturity dates from three months to one year in term, and $2.7 million was invested in available-for-sale marketable securities with maturity dates beyond one year. NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2001.

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

     Present Year 2000 Status. NEON made the necessary conversions to become Year 2000 compatible, spending less than $100,000 in this effort. No material problems were encountered throughout the organization associated with the date rollover. The minor problems that were encountered did not affect mission critical systems, did not affect customers, did not disrupt business operations, did not impact revenue and were corrected in a timely manner.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company expects to adopt SFAS No. 133 on April 1, 2001, but has not determined the impact on its financial position, results of operations or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $37.1 million at March 31, 2000 and were invested in varying types of money market securities. An additional $2.0 million was invested in short-term available-for-sale marketable securities with maturity dates from three months to one year in term, and $2.7 million was invested in available-for-sale marketable securities with maturity dates beyond one year. NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2001.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          NEON SYSTEMS, INC. AND SUBSIDIARIES

                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   33
Consolidated Balance Sheets.................................   34
Consolidated Statements of Operations.......................   35
Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Income..................................   36
Consolidated Statements of Cash Flows.......................   37
Notes to Consolidated Financial Statements..................   38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
NEON Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of NEON Systems, Inc. and subsidiaries (collectively, the "Company") as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NEON Systems, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with generally accepted accounting principles.

                                            KPMG LLP

Houston, Texas
April 24, 2000

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   AS OF MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                        ASSETS

Current Assets:
  Cash and cash equivalents.................................  $37,120,342   $45,400,015
  Short-term investments....................................    1,977,500            --
  Accounts receivable-trade.................................    9,602,979     5,438,319
  Accounts receivable-related party.........................           --       278,817
  Deferred tax assets.......................................      712,948       571,990
  Other current assets......................................      658,326       410,620
                                                              -----------   -----------
          Total current assets..............................   50,072,095    52,099,761
                                                              -----------   -----------
Property and equipment:
  Furniture and equipment...................................    1,612,080       895,970
  Purchased software........................................    1,114,788        78,774
  Less accumulated depreciation and amortization............     (832,073)     (487,670)
                                                              -----------   -----------
          Property and equipment, net.......................    1,894,795       487,074
Marketable securities.......................................    2,660,267            --
Goodwill, net...............................................    2,146,764            --
Other assets, net...........................................    3,726,236        47,916
                                                              -----------   -----------
          Total assets......................................  $60,500,157   $52,634,751
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued expenses..........................................  $   818,637   $ 1,250,051
  Accounts payable..........................................    2,032,442     1,474,763
  Accounts payable-related party............................        6,942            --
  Taxes payable.............................................      318,534       371,844
  Deferred maintenance revenue..............................    5,466,000     3,707,997
                                                              -----------   -----------
          Total current liabilities.........................    8,642,555     6,804,655
                                                              -----------   -----------
Stockholders' Equity:
  Preferred stock, $.01 par value. Authorized 10,000,000
     shares; no shares issued and outstanding...............           --            --
  Common stock, $.01 par value. Authorized 30,000,000
     shares; 9,005,584 and 8,848,251 shares issued and
     outstanding at March 31, 2000 and 1999, respectively...       90,106        88,483
  Additional paid-in capital................................   46,697,763    46,174,124
  Accumulated other comprehensive income (loss).............     (155,221)       57,849
  Unearned portion of deferred compensation.................     (899,377)   (1,710,371)
  Retained earnings.........................................    6,124,331     1,220,011
                                                              -----------   -----------
          Total stockholders' equity........................   51,857,602    45,830,096
  Commitments and contingencies (Note 7)
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $60,500,157   $52,634,751
                                                              ===========   ===========

          See Accompanying Notes to Consolidated Financial Statements.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED MARCH 31,
                                                         ---------------------------------------
                                                            2000          1999          1998
                                                         -----------   -----------   -----------
Revenues:
  License..............................................  $22,859,955   $15,420,415   $ 9,806,287
  Maintenance..........................................    6,858,758     4,595,781     2,396,520
                                                         -----------   -----------   -----------
          Total revenues...............................   29,718,713    20,016,196    12,202,807
Cost of revenues:
  Cost of licenses.....................................    1,483,597     1,031,708       551,736
  Cost of maintenance..................................    1,699,290       986,392       742,953
                                                         -----------   -----------   -----------
          Total cost of revenues.......................    3,182,887     2,018,100     1,294,689
                                                         -----------   -----------   -----------
Gross profit...........................................   26,535,826    17,998,096    10,908,118
Operating expenses:
  Sales and marketing..................................   11,330,245     7,417,664     5,712,689
  Research and development.............................    5,611,653     3,800,091     2,257,915
  General and administrative...........................    3,458,986     2,566,500     1,480,616
  Non-cash compensation................................      489,746       767,284        13,662
  Amortization of acquisition related costs............      238,529            --            --
                                                         -----------   -----------   -----------
          Total operating expenses.....................   21,129,159    14,551,539     9,464,882
                                                         -----------   -----------   -----------
Operating income.......................................    5,406,667     3,446,557     1,443,236
Interest income........................................    2,314,595       212,474        64,029
Interest expense.......................................       (3,412)      (81,667)      (85,521)
Other, net.............................................      (54,850)       54,660        49,151
                                                         -----------   -----------   -----------
          Income before provision for income taxes.....    7,663,000     3,632,024     1,470,895
Provision for income taxes.............................    2,758,680     1,380,170       309,802
                                                         -----------   -----------   -----------
          Net income...................................    4,904,320     2,251,854     1,161,093
Dividends on series A redeemable, convertible preferred
  stock................................................           --       (75,000)     (100,000)
                                                         -----------   -----------   -----------
          Net income applicable to common
            stockholders...............................  $ 4,904,320   $ 2,176,854   $ 1,061,093
                                                         ===========   ===========   ===========
Earnings per common share:
  Basic................................................  $      0.55   $      0.71   $      0.45
                                                         ===========   ===========   ===========
  Diluted..............................................  $      0.47   $      0.30   $      0.19
                                                         ===========   ===========   ===========
Shares used in computing earnings per common share:
  Basic................................................    8,914,474     3,065,219     2,370,525
  Diluted..............................................   10,461,032     7,517,217     6,267,775

          See Accompanying Notes to Consolidated Financial Statements.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            AND COMPREHENSIVE INCOME

                                                           ACCUMULATED
                                                              OTHER         UNEARNED      RETAINED         TOTAL
                                            ADDITIONAL    COMPREHENSIVE    PORTION OF     EARNINGS     STOCKHOLDERS'
                                  COMMON      PAID-IN        INCOME         DEFERRED     ACCUMULATED      EQUITY
                                   STOCK      CAPITAL        (LOSS)       COMPENSATION    DEFICIT)       (DEFICIT)
                                  -------   -----------   -------------   ------------   -----------   -------------
BALANCE AT MARCH 31, 1997.......  $22,604   $   577,712     $   1,133     $        --    $(2,017,936)   $(1,416,467)
Comprehensive income:
  Net income....................      --             --            --              --     1,161,093       1,161,093
  Foreign currency translation
    loss........................      --             --        (2,095)             --            --          (2,095)
                                                                                                        -----------
        Total comprehensive
          income................                                                                          1,158,998
Exercise of stock options.......   2,754         25,028            --              --            --          27,782
Tax benefit related to exercise
  of stock options..............      --         82,349            --              --            --          82,349
Stock option grants.............      --         13,662            --              --            --          13,662
Preferred stock dividends.......      --             --            --              --      (100,000)       (100,000)
                                  -------   -----------     ---------     -----------    -----------    -----------
BALANCE AT MARCH 31, 1998.......  25,358        698,751          (962)             --      (956,843)       (233,696)
Comprehensive income:
  Net income....................      --             --            --              --     2,251,854       2,251,854
  Foreign currency translation
    gain........................      --             --        58,811              --            --          58,811
                                                                                                        -----------
        Total comprehensive
          income................                                                                          2,310,665
Exercise of stock options.......   1,465        142,814            --              --            --         144,279
Tax benefit related to exercise
  of stock options..............      --         23,709            --              --            --          23,709
Deferred compensation related to
  options granted...............      --      2,477,655            --      (2,477,655)           --              --
Amortization of deferred stock
  compensation..................      --             --            --         767,284            --         767,284
Preferred stock dividends.......      --             --            --              --       (75,000)        (75,000)
Preferred stock conversion to
  common stock..................  31,250      1,707,083            --              --            --       1,738,333
Initial public offering.........  30,410     41,124,112            --              --            --      41,154,522
                                  -------   -----------     ---------     -----------    -----------    -----------
BALANCE AT MARCH 31, 1999.......  88,483     46,174,124        57,849      (1,710,371)    1,220,011      45,830,096
Comprehensive income:
  Net income....................      --             --            --              --     4,904,320       4,904,320
  Foreign currency translation
    loss........................      --             --      (166,734)             --            --        (166,734)
  Unrealized securities
    losses......................      --             --       (46,336)             --            --         (46,336)
                                                                                                        -----------
        Total comprehensive
          income................                                                                          4,691,250
Exercise of stock options.......   1,623        107,663            --              --            --         109,286
Tax benefit related to exercise
  of stock options..............      --        737,224            --              --            --         737,224
Deferred compensation related to
  options granted...............      --       (321,248)           --         321,248            --              --
Amortization of deferred stock
  compensation..................      --             --            --         489,746            --         489,746
                                  -------   -----------     ---------     -----------    -----------    -----------
BALANCE AT MARCH 31, 2000.......  $90,106   $46,697,763     $(155,221)    $  (899,377)   $6,124,331     $51,857,602
                                  =======   ===========     =========     ===========    ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED MARCH 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................  $ 4,904,320   $ 2,251,854   $ 1,161,093
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization....................      344,403       198,539       144,344
     Deferred tax expense.............................     (140,958)     (163,561)     (380,532)
     Noncash compensation expense.....................      489,746       767,284        13,662
     Amortization of acquisition related costs........      238,529            --            --
  Increase (decrease) in cash, net of acquisition,
     resulting from changes in:
     Accounts receivable..............................   (3,823,421)   (3,252,830)   (1,424,468)
     Other current assets.............................     (247,706)     (164,427)     (218,291)
     Other assets.....................................   (3,678,320)      (42,648)       (5,268)
     Accrued expenses.................................   (1,013,006)      657,937       199,211
     Accounts payable.................................      480,329     1,114,944       204,686
     Customer deposits................................           --            --      (146,400)
     Taxes payable....................................      683,914        30,497       364,263
     Deferred maintenance revenue.....................    1,641,013     1,123,657     1,437,081
                                                        -----------   -----------   -----------
          Net cash provided by (used in) operating
            activities................................     (121,157)    2,521,246     1,349,381
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture and equipment................     (510,951)     (233,815)     (263,219)
  Purchases of computer software......................   (1,036,014)           --       (12,964)
  Acquisition.........................................   (1,870,000)           --            --
  Purchases of marketable securities..................   (4,684,103)           --            --
                                                        -----------   -----------   -----------
          Net cash used in investing activities.......   (8,101,068)     (233,815)     (276,183)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable..........................           --    (1,049,101)           --
  Issuance of common stock............................      109,286    41,298,801        27,782
                                                        -----------   -----------   -----------
          Net cash provided by financing activities...      109,286    40,249,700        27,782
                                                        -----------   -----------   -----------
Net increase (decrease) in cash and cash
  equivalents.........................................   (8,112,939)   42,537,131     1,100,980
Effect of exchange rates on cash......................     (166,734)       58,811        (2,095)
Cash and cash equivalents at beginning of period......   45,400,015     2,804,073     1,705,188
                                                        -----------   -----------   -----------
Cash and cash equivalents at end of period............  $37,120,342   $45,400,015   $ 2,804,073
                                                        ===========   ===========   ===========
Supplemental disclosure of non-cash financing
  activities:
  Conversion of Series A Redeemable, Convertible
     Preferred Stock into common stock................  $        --   $ 1,738,333   $        --
                                                        ===========   ===========   ===========
Cash paid during the year for income taxes............  $ 2,237,286   $ 1,542,690   $   242,930
                                                        ===========   ===========   ===========
Cash paid during the year for interest................  $     3,412   $    97,916   $    83,928
                                                        ===========   ===========   ===========

          See Accompanying Notes to Consolidated Financial Statements.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     NEON Systems, Inc. and subsidiaries (collectively, "NEON") is comprised of the parent company, NEON Systems, Inc., and its wholly-owned subsidiaries, NEON Beyond Acquisition Corporation, NEON Systems (UK) Ltd., NEON Systems (GmbH), and NEON Systems Australia Pty. Ltd. NEON develops, markets and supports eBusiness Integration software. NEON's primary product group, Shadow, helps organizations access and integrate data, transactions and applications from the Internet and mainframe and client/server systems. In addition, NEON develops, markets and supports Enterprise Subsystem Management and Enterprise Security Management software.

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

  Income Taxes

     NEON accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in NEON's financial statements or tax returns. Deferred income tax assets and liabilities are

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

  Per Share Information

     Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options and convertible preferred stock for the diluted computation.

     A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:

                                                                  YEARS ENDED MARCH 31,
                                                          -------------------------------------
                                                             2000          1999         1998
                                                          -----------   ----------   ----------
Net income..............................................  $ 4,904,320   $2,251,854   $1,161,093
Dividends on series A redeemable, convertible preferred
  stock.................................................           --      (75,000)    (100,000)
                                                          -----------   ----------   ----------
          Net income applicable to common
            stockholders................................  $ 4,904,320   $2,176,854   $1,061,093
                                                          ===========   ==========   ==========
Weighted average number of common shares outstanding
  during the period:
  Basic.................................................    8,914,474    3,065,219    2,370,524
  Dilutive stock options................................    1,546,558    1,549,601      772,251
  Series A redeemable, convertible preferred stock......           --    2,902,397    3,125,000
                                                          -----------   ----------   ----------
          Diluted.......................................   10,461,032    7,517,217    6,267,775
                                                          ===========   ==========   ==========
Income per common share:
  Basic.................................................  $      0.55   $     0.71   $     0.45
                                                          ===========   ==========   ==========
  Diluted...............................................  $      0.47   $     0.30   $     0.19
                                                          ===========   ==========   ==========

     During the twelve months prior to NEON's initial public offering on March 5, 1999, NEON granted stock options at prices subsequently considered below the then-fair value of the underlying stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million, which is amortizable to expense over the vesting period of the granted options. This deferred compensation balance was reduced during the fiscal year ended March 31, 2000 by $321,000 due to the cancellation of options associated with terminated employees. During the fiscal year ended March 31, 2000, $490,000 was recognized as non-cash compensation expense. The deferred balance of $899,000 will be recognized over the remaining vesting period, approximately three years, of the granted options. Additionally, in the third quarter of fiscal year 2000, $349,000 was recognized as non-cash compensation expense related to performance-based options granted to a NEON executive. The expense related to the performance-based options was reversed in the fourth quarter, since the applicable performance targets were not met and the options were cancelled.

  Preferred Stock

     NEON's Board of Directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by stockholders.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

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

  Stock Option Plan

     NEON applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense has been recorded on the date of grant only if the estimated value of the underlying stock exceeded the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. NEON has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  Foreign Currency Translation

     For NEON's international subsidiaries, the functional currencies are the British pound and the German mark. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates prevailing during the period. The adjustments resulting from translating the financial statements of the international subsidiaries are reflected as a cumulative translation adjustment included in stockholders' equity (deficit) as a component of accumulated other comprehensive income.

  Comprehensive Income

     NEON adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), COMPREHENSIVE INCOME, beginning with NEON's first quarter of fiscal year 1999. The components of comprehensive income include net income, foreign currency translation gains (losses), and unrealized gains (losses) on debt securities.

NOTE 2 -- SECURED NOTE PAYABLE

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

     The new note was secured by accounts receivable and property and equipment and accrued interest at the rate of eight percent per annum. Proceeds from the initial public offering were used to retire the note in March 1999.

NOTE 3 -- SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Series A Redeemable, Convertible Preferred Stock was convertible into shares of NEON common stock. Each share of Series A Redeemable, Convertible Preferred Stock was convertible into five shares of

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
common stock (subject to adjustment upon the occurrence of certain events). The Series A Redeemable, Convertible Preferred Stock also had voting rights based on the common stock conversion ratio.

     The Series A Redeemable, Convertible Preferred Stock accrued annual dividends at $0.16 per share. The Series A Redeemable, Convertible Preferred Stock had mandatory conversion and mandatory redemption provisions, which required among other things that the Series A Redeemable, Convertible Preferred Stock be redeemed in April 2000, at the original issuance price of $2.00 per share plus cumulative unpaid dividends. Series A Redeemable, Convertible Preferred Stock dividends accrued, but not yet declared, at March 31, 1998 were $413,333.

     Immediately prior to the completion of the initial public offering, the holder of the Series A Redeemable, Convertible Preferred Stock converted the 625,000 shares then outstanding into 3,125,000 shares of common stock.

NOTE 4 -- STOCK OPTION PLANS

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

     NEON has adopted the Stock Option Plan for Non-Employee Directors for compensation of its outside directors and has reserved 100,000 shares of its common stock for issuance thereunder. Outside directors joining the Board of Directors will receive options to purchase 7,500 shares of NEON common stock exercisable at the fair market value of the common stock at the close of business on the date immediately preceding the date of grant (the initial outside directors will be eligible for such grants upon their re-election to the Board of Directors). These annual options will vest equally in 33 1/3% increments over the three-year period from the date of grant. All stock options granted pursuant to the Stock Option Plan for Non-Employee Directors will be nonqualified stock options and will remain exercisable for a period of ten years from the date of grant or, if earlier, six months after the option holder ceases to be a director of NEON. In the event of a change in control of NEON or certain other significant events, all options outstanding under the Stock Option Plan for Non-Employee Directors shall terminate, provided that immediately before the effective date of such transaction each holder of an outstanding option under the Stock Option Plan for Non-Employee Directors shall be entitled to purchase the total number of shares of common stock that such option holder would have been entitled to purchase during the entire remaining term of the option.

     At March 31, 2000, stock options to acquire 2,213,704 shares were granted and outstanding, with exercise prices ranging from $0.01 to $34.375 per share. These options generally vest over periods of up to four years from the date of grant. The compensation cost related to these grants has been charged to expense for approximately $489,700, $767,300 and $13,700, for the years ended March 31, 2000, 1999 and 1998, respectively. As of March 31, 2000 there was approximately $899,000 of deferred compensation related to granted but non-vested stock options. This deferred compensation is being recognized over the remaining vesting period of the options.

     NEON applies APB Opinion No. 25 in accounting for its plans and, accordingly, compensation cost has been recognized to the extent that the estimated value of the underlying stock exceeds the exercise price on

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
the date of the grant. Had NEON determined compensation cost based on SFAS No. 123, NEON's net income and per share amounts would have been the pro forma amounts indicated below:

                                                          YEARS ENDED MARCH 31,
                                                   ------------------------------------
                                                      2000         1999         1998
                                                   ----------   ----------   ----------
Net income as reported...........................  $4,904,320   $2,251,854   $1,161,093
                                                   ==========   ==========   ==========
Net income, pro forma............................  $3,625,663   $2,164,250   $1,097,780
                                                   ==========   ==========   ==========
Net income per share as reported.................  $     0.55   $     0.71   $     0.45
                                                   ==========   ==========   ==========
Net income per share, pro forma..................  $     0.41   $     0.69   $     0.42
                                                   ==========   ==========   ==========

     Prior to NEON's initial public offering, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes model. The weighted average fair market value of an option granted during 2000, 1999 and 1998 was $16.10, $1.48 and $0.87, respectively. Except for the volatility assumption, which was only used under the Black-Scholes model, the following range of assumptions was used to perform the calculations: expected life of five years in 2000, 1999 and 1998; risk-free interest rates of 6.0% during 2000, 5.8% during 1999 and 5.9% during 1998; expected volatility of 159% in 2000, 141% in 1999, and no expected volatility in 1998; and no expected dividend yield for the three years ended March 31, 2000. Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

     Stock option activity during periods indicated is as follows:

                                                              WEIGHTED
                                                               AVERAGE
                                                              NUMBER OF   EXERCISE
                                                               SHARES      PRICE
                                                              ---------   --------
BALANCE AT MARCH 31, 1997...................................  1,204,695    $ 0.18
  Granted...................................................    303,920      0.86
  Exercised.................................................   (275,421)     0.09
  Forfeited.................................................    (24,054)     0.44
                                                              ---------
BALANCE AT MARCH 31, 1998...................................  1,209,140      0.36
  Granted...................................................    624,590      5.54
  Exercised.................................................   (146,450)     0.97
  Forfeited.................................................    (58,203)     1.26
                                                              ---------
BALANCE AT MARCH 31, 1999...................................  1,629,077      2.26
  Granted...................................................  1,062,057     22.68
  Exercised.................................................   (162,407)     1.55
  Forfeited.................................................   (315,023)    20.35
                                                              ---------
BALANCE AT MARCH 31, 2000...................................  2,213,704    $ 9.64
                                                              =========

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

     The following table summarizes information concerning currently outstanding and exercisable options:

                                          OPTIONS OUTSTANDING
                                  ------------------------------------    OPTIONS EXERCISABLE
                                                 WEIGHTED                ----------------------
                                                  AVERAGE     WEIGHTED                 WEIGHTED
RANGE OF                                        OUTSTANDING   AVERAGE                  AVERAGE
EXERCISE                            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
PRICES                            OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------                          -----------   -----------   --------   -----------   --------
$0.01-$5                           1,172,582       6.97        $ 0.60      848,044      $ 0.33
$5-$10                                 5,700       8.82        $ 8.00        1,425      $ 8.00
$10-$15                              348,240       8.77        $12.56       78,205      $12.54
$15-$20                              326,703       9.56        $16.85       50,000      $16.75
$20-$25                               11,370       9.69        $22.31           --          --
$25-$30                              250,125       9.60        $28.86           --          --
$30-$35                               98,984       9.59        $32.79           --          --
                                   ---------                               -------
                                   2,213,704                               977,674
                                   =========                               =======

     At March 31, 2000, the weighted average remaining contractual life of outstanding options was 8.1 years. At March 31, 2000, 1999 and 1998, the number of options exercisable was 977,674, 746,708 and 566,936, respectively, and the weighted average exercise prices of those options were $2.16, $0.25 and $0.20, respectively.

NOTE 5 -- INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                          YEARS ENDED MARCH 31,
                                                   -----------------------------------
                                                      2000         1999        1998
                                                   ----------   ----------   ---------
United States Federal:
  Current........................................  $2,665,430   $1,414,724   $ 647,905
  Deferred.......................................    (140,958)    (189,260)   (354,340)
State -- current.................................     210,460      100,000      23,210
Foreign -- current...............................      23,748       54,706      (6,973)
                                                   ----------   ----------   ---------
                                                   $2,758,680   $1,380,170   $ 309,802
                                                   ==========   ==========   =========

     For the years ended March 31, 2000, 1999 and 1998, NEON's effective income tax rate differed from the statutory tax rate as follows:

                                                        YEARS ENDED MARCH 31,
                                     -----------------------------------------------------------
                                           2000                 1999                 1998
                                     -----------------    -----------------    -----------------
Statutory tax rate.................  $2,605,420   34.0%   $1,234,888   34.0%   $ 500,105    34.0%
Increase (decrease) in valuation
  allowance........................     278,913    3.6       205,729    5.7     (217,427)  (14.8)
R & E and AMT Credits..............    (302,832)  (3.9)     (105,858)  (2.9)          --      --
State tax expense, net of federal
  benefit..........................     138,904    1.8        66,000    1.8       23,210     1.6
Foreign sales corporation..........    (101,383)  (1.3)      (48,550)  (1.3)          --      --
Non-deductible expenses and
  other............................     139,658    1.8        27,961    0.7        3,914     0.3
                                     ----------   ----    ----------   ----    ---------   -----
Effective tax rate.................  $2,758,680   36.0%   $1,380,170   38.0%   $ 309,802    21.1%
                                     ==========   ====    ==========   ====    =========   =====

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

     As of March 31, 2000, 1999 and 1998, deferred tax assets were as follows:

                                                             AS OF MARCH 31,
                                                   -----------------------------------
                                                      2000         1999        1998
                                                   ----------   ----------   ---------
Deferred maintenance revenues....................  $  130,759   $  212,284   $ 318,291
Deferred compensation expense....................     464,598      283,588          --
Net operating loss carryforwards:
  United Kingdom.................................     105,030           --      54,484
  Germany........................................     709,822      430,909     225,180
Other............................................      12,561       76,118       7,757
                                                   ----------   ----------   ---------
          Total deferred tax assets..............   1,422,770    1,002,899     605,712
          Valuation allowance....................    (709,822)    (430,909)   (225,180)
                                                   ----------   ----------   ---------
          Net deferred tax assets................  $  712,948   $  571,990   $ 380,532
                                                   ==========   ==========   =========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a valuation allowance is recorded.

     At March 31, 2000, NEON has a net operating loss carryforward for income tax purposes of $2,087,712 related to Germany, which is available to offset future taxable income in Germany, if any. The net operating loss is carried forward indefinitely. At March 31, 2000, NEON has a net operating loss carryforward for income tax purposes of $350,151 related to the United Kingdom, which is available to offset future taxable income in the United Kingdom, if any. The net operating loss is carried forward indefinitely.

NOTE 6 -- RELATED PARTY TRANSACTIONS

     NEON entered into a distributor agreement with Peregrine/Bridge Transfer Corporation, a database software company, in January 1996. In December 1998, NEON amended its distributor agreement with Peregrine/Bridge Transfer Corporation whereby Peregrine/Bridge Transfer Corporation has granted the Company an exclusive, worldwide license to market and sublicense Enterprise Subsystem Management products, with the exception of limited co-marketing rights held by IBM relating to one of Peregrine/Bridge Transfer Corporation's Enterprise Subsystem Management products. The amended distributor agreement has an initial term through March 31, 2004. The distributor agreement provides that NEON pay license fees for license products and for maintenance and support and upgrade services equal to 50% of the revenues received by NEON. NEON incurred license fees of $979,246, $703,337 and $448,917 for the years ended March 31, 2000, 1999 and 1998, respectively, to Peregrine/Bridge Transfer Corporation. NEON also has a services agreement with Peregrine/Bridge Transfer Corporation pursuant to which Peregrine/Bridge Transfer Corporation reimburses NEON for Peregrine/Bridge Transfer Corporation's share of the general and administrative expenses supplied to it by NEON and for the time spent by NEON's management developing and implementing Peregrine/Bridge Transfer Corporation's product development and market strategy. Such amounts are presented as a reduction of general and administrative expenses in the accompanying consolidated financial statements. Peregrine/Bridge Transfer Corporation pays NEON $23,995 per month under the services agreement. Such amounts totaled $287,940 for the year ended March 31, 2000 and $287,076 for each of the years ended March 31, 1999 and 1998, and are included as a reduction of general and administrative expenses in the accompanying statements of operations. Due to the timing of cash payments between the two parties related to the distributor agreement and the services agreement described above, NEON has accounts receivable(payable)-related party of ($6,942) and $278,817 as of March 31, 2000 and 1999, respectively.

     NEON and Peregrine/Bridge Transfer Corporation have certain common directors. In addition, the controlling stockholder of Peregrine/Bridge Transfer Corporation's sole shareholder, Skunkware, Inc., is

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

NEON's chairman of the Board of Directors. NEON's president and chief executive officer, chief financial officer and general counsel have the same responsibilities at Peregrine/Bridge Transfer Corporation.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     NEON leases office space and computer software under operating lease agreements expiring through fiscal 2015. Future minimum rental payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

Years Ending March 31,
2001........................................................  $ 1,803,757
2002........................................................    1,796,800
2003........................................................    1,628,881
2004........................................................    1,503,198
2005........................................................    1,384,096
Thereafter..................................................    3,273,650
                                                              -----------
                                                              $11,390,382
                                                              ===========

     Total rent expense under all operating leases was $1,109,047, $715,636 and $433,035, in the years ended March 31, 2000, 1999 and 1998, respectively.

     A number of organizations, including New Era of Networks, Inc., are utilizing the name "NEON," alone and in combination with other words, as a trademark, a tradename or both. New Era of Networks is also a developer and distributor of middleware and other software products. New Era of Networks has used the acronym "NEON" in its business, is listed on the Nasdaq National Market under the symbol "NEON" and has sought to obtain federal trademarks for products and services whose names include the word "NEON." NEON is currently opposing in the U.S. Patent and Trademark Office New Era of Networks' application to trademark "NEONET." On December 24, 1998, New Era of Networks filed a complaint against NEON in the United States District Court for the District of Colorado seeking (1) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe NEON's rights or constitute unfair competition and (2) cancellation of NEON's federal trademark registration for NEON. NEON has filed an answer denying the material allegations of that complaint. On February 11, 2000, the judge in the Colorado proceeding advised the parties that the court intends to grant summary judgment for cancellation of the federal trademark registration for the "NEON" mark. If such judgment is entered, it will not affect NEON's right to use the "NEON" mark, which NEON believes to be superior to those of New Era of Networks. Discovery has been completed in the action, but no trial date has been set.

     On June 23, 1999, NEON sued New Era of Networks in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" was in violation of Texas law concerning tradenames and trademarks, and at the time of filing of this Report the parties were in the discovery phase of this litigation. In this litigation, NEON seeks to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace, or to dilute the meaning or value of NEON's name. NEON's claims are based upon its prior and continuous use of "NEON" as its corporate name. NEON believes that it has superior rights to use "NEON" and that New Era of Networks' use of NEON is causing confusion in the marketplace. This and any other litigation to enforce NEON's right to use the NEON name in NEON's business or to prevent others from using the NEON name may be expensive and time-consuming, may divert management resources and may not be adequate to protect NEON's business. If NEON should lose any such litigation, it may have to change its name, which also would be expensive and time-consuming and could adversely affect NEON's business.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

     On October 29, 1999, NEON entered into an agreed settlement with BMC Software of its lawsuit with BMC Software. BMC Software originally filed the lawsuit in August 1995 in the District Court of Travis County, Texas, 200th Judicial District, against Peregrine/Bridge Transfer Corporation, John J. Moores and a group of employees of Peregrine/Bridge Transfer Corporation who were also former employees of BMC Software. In the lawsuit, BMC Software had alleged misappropriation and infringement of certain trade secrets, confidential information and corporate opportunity, as well as breach of contract and fiduciary relations by the named individuals. NEON, which is the exclusive distributor of software products developed by Peregrine/Bridge Transfer Corporation, had been named as a co-defendant in this lawsuit in December 1996. The October 1999 settlement resolved claims by BMC Software relating to NEON's and Peregrine/ Bridge Transfer Corporation's title in and right to market the products of Peregrine/Bridge Transfer Corporation that were the subject of the lawsuit. Under the terms of the settlement, BMC Software paid $30 million to parties other than NEON. BMC Software and NEON also entered into a software distribution agreement under which, if fully performed by the parties, NEON would receive an aggregate of $8.6 million, payable quarterly over two years, for its products. In addition, the settlement does not obligate NEON or any other co-defendant to make any present or future cash payment or disgorgement or impose any restriction on the marketing and sale by NEON of its or Peregrine/Bridge Transfer Corporation's products. NEON has been indemnified for its costs and expenses in this lawsuit by Peregrine/Bridge Transfer Corporation under the terms of its distributor agreement with Peregrine/Bridge Transfer Corporation.

     NEON is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any of these matters will not have a material adverse effect on NEON's consolidated financial position, results of operations or liquidity.

NOTE 8 -- OPERATIONS BY GEOGRAPHIC LOCATION AND SIGNIFICANT CUSTOMERS

     The table below summarizes selected financial information with respect to NEON's operations by geographic location. NEON's United Kingdom operations accounted for over 80% of total European revenues in fiscal 2000, 1999 and 1998. Neon's U.S. operations accounted for 100% of total North American revenues in fiscal 2000, 1999 and 1998.

     During the fiscal years ended March 31, 2000 and 1998, NEON had no customer which accounted for 10% or more of consolidated revenue. NEON had one customer which accounted for 12% of consolidated revenue during the fiscal year ended March 31, 1999.

                                                                 YEARS ENDED MARCH 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Revenues:
  North America.......................................  $23,726,805   $15,500,792   $ 9,923,198
  Europe..............................................    5,991,908     4,515,404     2,279,609
                                                        -----------   -----------   -----------
                                                        $29,718,713   $20,016,196   $12,202,807
                                                        ===========   ===========   ===========
Operating income (loss):
  North America.......................................  $ 6,863,868   $ 3,780,724   $ 2,140,816
  Europe..............................................   (1,457,201)     (334,167)     (697,580)
                                                        -----------   -----------   -----------
                                                        $ 5,406,667   $ 3,446,557   $ 1,443,236
                                                        ===========   ===========   ===========
Identifiable assets:
  North America.......................................  $55,809,380   $49,896,957   $ 3,964,737
  Europe..............................................    4,690,777     2,737,794     2,387,433
                                                        -----------   -----------   -----------
                                                        $60,500,157   $52,634,751   $ 6,352,170
                                                        ===========   ===========   ===========

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 9 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain unaudited quarterly information with respect to the Company's results of operations for the years ended 2000, 1999 and 1998. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

                                                               2000 QUARTER
                                                     ---------------------------------
                                                      1ST      2ND      3RD      4TH
(IN THOUSANDS, EXCEPT PER SHARE DATA)                ------   ------   ------   ------
Revenues...........................................  $6,086   $6,059   $8,919   $8,655
Gross profit.......................................   5,719    5,392    7,686    7,738
Net income.........................................   1,059      851    1,451    1,543
Earnings per common share:
  Basic............................................  $ 0.12   $ 0.10   $ 0.16   $ 0.17
  Diluted..........................................  $ 0.10   $ 0.08   $ 0.14   $ 0.15

                                                               1999 QUARTER
                                                     ---------------------------------
                                                      1ST      2ND      3RD      4TH
                                                     ------   ------   ------   ------
Revenues...........................................  $3,849   $4,136   $5,850   $6,181
Gross profit.......................................   3,372    3,678    5,451    5,497
Net income.........................................     145      251      968      888
Earnings per common share:
  Basic............................................  $ 0.05   $ 0.09   $ 0.35   $ 0.20
  Diluted..........................................  $ 0.02   $ 0.04   $ 0.14   $ 0.11

                                                               1998 QUARTER
                                                     ---------------------------------
                                                      1ST      2ND      3RD      4TH
                                                     ------   ------   ------   ------
Revenues...........................................  $2,372   $2,523   $3,264   $4,044
Gross profit.......................................   2,072    2,350    3,062    3,425
Net income.........................................     166      129      579      286
Earnings per common share:
  Basic............................................  $ 0.06   $ 0.04   $ 0.23   $ 0.11
  Diluted..........................................  $ 0.03   $ 0.02   $ 0.09   $ 0.04

NOTE 10 -- MARKETABLE SECURITIES

     NEON has evaluated its investment policies consistent with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, and determined that its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity under the caption "Accumulated other comprehensive income (loss)." The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

     The following is a summary of marketable securities classified as "available-for-sale" securities as required by SFAS No. 115:

                                                              MARCH 31,    MARCH 31,
                                                                 2000        1999
                                                              ----------   ---------
Debt Securities:
  Cost......................................................  $4,684,103     $ --
  Gross unrealized losses...................................     (46,336)      --
                                                              ----------     ----
          Estimated fair value..............................  $4,637,767     $ --
                                                              ==========     ====

                      NEON SYSTEMS, INC. AND SUBSIDIARIES

     The amortized cost and estimated fair value based on published closing prices of securities at March 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

                                                               AS OF MARCH 31, 2000
                                                              -----------------------
                                                                           ESTIMATED
                                                                 COST      FAIR VALUE
                                                              ----------   ----------
Available-for-sale:
  Due in one year or less...................................  $2,007,228   $1,977,500
  Due after one year through five years.....................   2,676,875    2,660,267

NOTE 11 -- ACQUISITIONS

     On September 29, 1999, NEON completed its acquisition of assets from Beyond Software Inc. The business, headquartered in Santa Clara, California, was acquired for $1,870,000 in cash, plus the assumption of certain liabilities. The acquisition resulted in goodwill of $2.4 million, which is being amortized on a straight-line basis over five years. Goodwill amortization of $239,000 was recognized in the fiscal year ended March 31, 2000.

NOTE 12 -- OTHER ASSETS

     In December 1999, NEON entered into an agreement with Sterling Software and certain of its affiliates ("Sterling") that grants NEON certain rights to use, reproduce, copy and sell certain Sterling products. NEON has made a nonrefundable advance to Sterling of $3.5 million as consideration for future royalties to be earned by Sterling from sales of $14 million of such products by NEON. This amount has been included in "Other Assets" on the accompanying consolidated balance sheet. Under the agreement with Sterling, NEON also acquired an option to purchase the intellectual property underlying such products at any time through December 30, 2000 for $1,000,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information called for by Item 10 will be set forth under the caption "Election of Directors" in NEON's Proxy Statement with respect to its Annual Meeting of Stockholders to be held August 22, 2000, which will be filed not later than 120 days after the end of NEON's fiscal year ended March 31, 2000 and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information called for by Item 11 will be set forth under the caption "Executive Compensation" in NEON's Proxy Statement with respect to its Annual Meeting of Stockholders to be held August 22, 2000, which will be filed not later than 120 days after the end of NEON's fiscal year ended March 31, 2000 and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in NEON's Proxy Statement with respect to its Annual Meeting of Stockholders to be held August 22, 2000, which will be filed not later than 120 days after the end of NEON's fiscal year ended March 31, 2000 and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in NEON's Proxy Statement with respect to its Annual Meeting of Stockholders to be held August 22, 2000, which will be filed not later than 120 days after the end of NEON's fiscal year ended March 31, 2000 and which is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are being filed as part of this Report:

          (a)(1) Consolidated Financial Statements

             See Index to Consolidated Financial Statements on page 32.

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of NEON
                            Systems, Inc. (incorporated by reference to Exhibit 3.1
                            to NEON's Registration Statement on Form S-1
                            (Registration Number 333-69651) effective March 5, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.2            -- Bylaws of NEON Systems, Inc. (incorporated by reference to Exhibit 3.2 to NEON's Registration Statement on Form
                            S-1 (Registration Number 333-69651) effective March 5,
                            1999).
          4.1            -- Specimen Stock Certificate (incorporated by reference to
                            Exhibit 4.1 to NEON's Registration Statement on Form S-1
                            (Registration Number 333-69651) effective March 5, 1999).
          4.2            -- Certificate of Incorporation, as amended, and Bylaws of
                            NEON Systems, Inc. (see Exhibits 3.1 and 3.2).
         10.1*           -- NEON Systems, Inc. 1993 Stock Plan (incorporated by
                            reference to Exhibit 10.1 to NEON's Registration
                            Statement on Form S-1 (Registration Number 333-69651)
                            effective March 5, 1999).
         10.2*           -- NEON Systems 401(k) Plan (incorporated by reference to
                            Exhibit 10.2 to NEON's Registration Statement on Form S-1
                            (Registration Number 333-69651) effective March 5, 1999).
         10.3*           -- NEON Systems, Inc. 1999 Long-Term Incentive Plan
                            (incorporated by reference to Exhibit 10.3 to NEON's
                            Registration Statement on Form S-1 (Registration Number
                            333-69651) effective March 5, 1999).
         10.4*           -- NEON Systems, Inc. Stock Option Plan for Non-Employee
                            Directors (incorporated by reference to Exhibit 10.4 to
                            NEON's Registration Statement on Form S-1 (Registration
                            Number 333-69651) effective March 5, 1999).
         10.5            -- Distributor Agreement dated as of January 1, 1996 by and between Peregrine/ Bridge Transfer Corporation and NEON
                            Systems, Inc., as amended (incorporated by reference to
                            Exhibit 10.5 to NEON's Registration Statement on Form S-1
                            (Registration Number 333-69651) effective March 5, 1999).
         10.6            -- Texaco Inc. Information Technology Department
                            Miscellaneous Work Agreement dated as of July 1, 1991
                            between NEON Systems, Inc. and Texaco, Inc. (incorporated
                            by reference to Exhibit 10.6 to NEON's Registration
                            Statement on Form S-1 (Registration Number 333-69651)
                            effective March 5, 1999).
         10.7            -- Series A Stock Purchase Agreement dated as of May 19,
                            1993 by and between NEON Systems, Inc., JMI Equity Fund,
                            L.P. and Peter Schaeffer (incorporated by reference to
                            Exhibit 10.7 to NEON's Registration Statement on Form S-1
                            (Registration Number 333-69651) effective March 5, 1999).
         10.8            -- Secured Convertible Promissory Note Purchase Agreement
                            dated as of September 29, 1994 by and between NEON
                            Systems, Inc. and JMI Equity Fund, L.P., as amended
                            (incorporated by reference to Exhibit 10.8 to NEON's
                            Registration Statement on Form S-1 (Registration Number
                            333-69651) effective March 5, 1999).
         10.9            -- Secured Convertible Promissory Note Purchase Agreement
                            dated as of March 30, 1995 by and between NEON Systems,
                            Inc. and JMI Equity Fund, L.P., as amended (incorporated
                            by reference to Exhibit 10.9 to NEON's Registration
                            Statement on Form S-1 (Registration Number 333-69651)
                            effective March 5, 1999).
         10.10           -- Secured Convertible Promissory Note Purchase Agreement
                            dated as of November 22, 1995 by and between NEON
                            Systems, Inc. and JMI Equity Fund, L.P. (incorporated by
                            reference to Exhibit 10.10 to NEON's Registration
                            Statement on Form S-1 (Registration Number 333-69651)
                            effective March 5, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.11           -- Secured Promissory Note dated March 31, 1997 to the order of JMI Equity Fund, L.P. in the original principal amount
                            of $1,049,100.78, as amended (incorporated by reference
                            to Exhibit 10.11 to NEON's Registration Statement on Form
                            S-1 (Registration Number 333-69651) effective March 5,
                            1999).
         10.12           -- Amendment to Convertible Debt Documentation and Exercise
                            of Conversion Right dated March 31, 1997 by and between
                            NEON Systems, Inc. and JMI Equity Fund, L.P.
                            (incorporated by reference to Exhibit 10.12 to NEON's
                            Registration Statement on Form S-1 (Registration Number
                            333-69651) effective March 5, 1999).
         10.13           -- Registration Rights Agreement dated as of May 19, 1993 by and between NEON Systems, Inc., JMI Equity Fund, L.P. and
                            Peter Schaeffer (incorporated by reference to Exhibit
                            10.13 to NEON's Registration Statement on Form S-1
                            (Registration Number 333-69651) effective March 5, 1999).
         10.14*          -- Form of Indemnification Agreement between NEON Systems,
                            Inc. and each of its directors (incorporated by reference
                            to Exhibit 10.14 to NEON's Registration Statement on Form
                            S-1 (Registration Number 333-69651) effective March 5,
                            1999).
         10.15           -- Lease Agreement between Turner Andreac, LLC and NEON
                            Systems, Inc. for office space located at 14100 Southwest
                            Freeway, Suite 500 in Sugar Land, Texas (incorporated by
                            reference to Exhibit 10.15 to NEON's Registration
                            Statement on Form S-1 (Registration Number 333-69651)
                            effective March 5, 1999).
         10.16           -- Lease Agreement, dated December 9, 1996, between Nu-Swift
                            Sovereign Limited and NEON Systems (U.K.) Limited for
                            office space located at Sovereign House 26/30 London Road
                            in Twickenham, Middlesex (incorporated by reference to
                            Exhibit 10.16 to NEON's Registration Statement on Form
                            S-1 (Registration Number 333-69651) effective March 5,
                            1999).
         10.17           -- Lease Agreement dated September 1, 1997 between NEON
                            Systems GmbH and Triple P. Deutschland GmbH (incorporated
                            by reference to Exhibit 10.17 to NEON's Registration
                            Statement on Form S-1 (Registration Number 333-69651)
                            effective March 5, 1999).
         10.18           -- Agreement by and between Goal Systems International,
                            Inc., NEON Systems, Inc. and Peter Schaeffer dated
                            January 8, 1992 (incorporated by reference to Exhibit
                            10.18 to NEON's Registration Statement on Form S-1
                            (Registration Number 333-69651) effective March 5, 1999).
         10.19           -- Stockholders Agreement dated May 19, 1993 by and among
                            NEON Systems, Inc. and JMI Equity Fund, L.P. and Peter
                            Schaeffer (incorporated by reference to Exhibit 10.19 to
                            NEON's Registration Statement on Form S-1 (Registration
                            Number 333-69651) effective March 5, 1999).
         10.20           -- Stock Restriction Agreement dated May 19, 1993 by and
                            among NEON Systems, Inc., Peter Schaeffer and JMI Equity
                            Fund, L.P. (incorporated by reference to Exhibit 10.20 to
                            NEON's Registration Statement on Form S-1 (Registration
                            Number 333-69651) effective March 5, 1999).
         10.21           -- Service Agreement dated as of December 18, 1998 by and
                            among NEON Systems, Inc. and Peregrine/Bridge Transfer
                            Corporation (incorporated by reference to Exhibit 10.21
                            to NEON's Registration Statement on Form S-1
                            (Registration Number 333-69651) effective March 5, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.22           -- Stock Purchase Agreement dated June 1, 1998 by and
                            between NEON Systems, Inc. and Wayne E. Webb, Jr.
                            (incorporated by reference to Exhibit 10.22 to NEON's
                            Registration Statement on Form S-1 (Registration Number
                            333-69651) effective March 5, 1999).
         10.23           -- Stockholders Agreement, dated June 1, 1998, by and
                            between NEON Systems, Inc. and Wayne E. Webb, Jr.
                            (incorporated by reference to Exhibit 10.23 to NEON's
                            Registration Statement on Form S-1 (Registration Number
                            333-69651) effective March 5, 1999).
         10.24           -- Form of NEON Distributor Agreement (incorporated by
                            reference to Exhibit 10.24 to NEON's Registration
                            Statement on Form S-1 (Registration Number 333-69651)
                            effective March 5, 1999).
         21.1            -- Subsidiaries of NEON Systems, Inc. (incorporated by
                            reference to Exhibit 21.1 to NEON's Registration
                            Statement on Form S-1 (Registration Number 333-69651)
                            effective March 5, 1999).
         23.0+           -- Consent of KPMG LLP to Form S-8 Registration Statement of
                            NEON Systems, Inc.
         24.1+           -- Power of Attorney (included on first signature page).
         27.1+           -- Financial Data Schedule for year ended March 31, 2000.

---------------

+ Filed herewith

* Management contract or compensatory plan or arrangement. NEON will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. John Reiland, 14100 Southwest Freeway, Suite 500, Sugar Land, Texas 77478.

     (b) Reports on Form 8-K.

        The Company did not file any Form 8-K Current Reports during the last quarter of the fiscal year ended March 31, 2000.

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

                                            NEON SYSTEMS, INC.

                                            By:       /s/ JOE BACKER
                                              ----------------------------------
                                                         Joe Backer,
                                                President and Chief Executive
                                                            Officer

Date: June 22, 2000

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

                     SIGNATURES                                     TITLE                     DATE
                     ----------                                     -----                     ----

                 /s/ JOHN J. MOORES                    Chairman of the Board              June 22, 2000
-----------------------------------------------------
                   John J. Moores

                   /s/ JOE BACKER                      President and Chief Executive      June 22, 2000
-----------------------------------------------------    Officer (Principal Executive
                     Joe Backer                          Officer) and Director

                 /s/ PETER SCHAEFFER                   Chief Technology Officer and       June 22, 2000
-----------------------------------------------------    Director
                   Peter Schaeffer

                 /s/ JOHN S. REILAND                   Chief Financial Officer            June 22, 2000
-----------------------------------------------------    (Principal Financial and
                   John S. Reiland                       Accounting Officer) and
                                                         Director

              /s/ CHARLES E. NOELL III                 Director                           June 22, 2000
-----------------------------------------------------
                Charles E. Noell III

               /s/ NORRIS VAN DEN BERG                 Director                           June 22, 2000
-----------------------------------------------------
                 Norris van den Berg

                 /s/ RICHARD HOLCOMB                   Director                           June 22, 2000
-----------------------------------------------------
                   Richard Holcomb

                  /s/ GEORGE ELLIS                     Director                           June 22, 2000
-----------------------------------------------------
                    George Ellis

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of NEON
                            Systems, Inc. (incorporated by reference to Exhibit 3.1
                            to NEON's Registration Statement on Form S-1
                            (Registration Number 333-69651) effective March 5, 1999).
          3.2            -- Bylaws of NEON Systems, Inc. (incorporated by reference to Exhibit 3.2 to NEON's Registration Statement on Form
                            S-1 (Registration Number 333-69651) effective March 5,
                            1999).
          4.1            -- Specimen Stock Certificate (incorporated by reference to
                            Exhibit 4.1 to NEON's Registration Statement on Form S-1
                            (Registration Number 333-69651) effective March 5, 1999).
          4.2            -- Certificate of Incorporation, as amended, and Bylaws of
                            NEON Systems, Inc. (see Exhibits 3.1 and 3.2).
         10.1*           -- NEON Systems, Inc. 1993 Stock Plan (incorporated by
                            reference to Exhibit 10.1 to NEON's Registration
                            Statement on Form S-1 (Registration Number 333-69651)
                            effective March 5, 1999).
         10.2*           -- NEON Systems 401(k) Plan (incorporated by reference to
                            Exhibit 10.2 to NEON's Registration Statement on Form S-1
                            (Registration Number 333-69651) effective March 5, 1999).
         10.3*           -- NEON Systems, Inc. 1999 Long-Term Incentive Plan
                            (incorporated by reference to Exhibit 10.3 to NEON's
                            Registration Statement on Form S-1 (Registration Number
                            333-69651) effective March 5, 1999).
         10.4*           -- NEON Systems, Inc. Stock Option Plan for Non-Employee
                            Directors (incorporated by reference to Exhibit 10.4 to
                            NEON's Registration Statement on Form S-1 (Registration
                            Number 333-69651) effective March 5, 1999).
         10.5            -- Distributor Agreement dated as of January 1, 1996 by and between Peregrine/ Bridge Transfer Corporation and NEON
                            Systems, Inc., as amended (incorporated by reference to
                            Exhibit 10.5 to NEON's Registration Statement on Form S-1
                            (Registration Number 333-69651) effective March 5, 1999).
         10.6            -- Texaco Inc. Information Technology Department
                            Miscellaneous Work Agreement dated as of July 1, 1991
                            between NEON Systems, Inc. and Texaco, Inc. (incorporated
                            by reference to Exhibit 10.6 to NEON's Registration
                            Statement on Form S-1 (Registration Number 333-69651)
                            effective March 5, 1999).
         10.7            -- Series A Stock Purchase Agreement dated as of May 19,
                            1993 by and between NEON Systems, Inc., JMI Equity Fund,
                            L.P. and Peter Schaeffer (incorporated by reference to
                            Exhibit 10.7 to NEON's Registration Statement on Form S-1
                            (Registration Number 333-69651) effective March 5, 1999).
         10.8            -- Secured Convertible Promissory Note Purchase Agreement
                            dated as of September 29, 1994 by and between NEON
                            Systems, Inc. and JMI Equity Fund, L.P., as amended
                            (incorporated by reference to Exhibit 10.8 to NEON's
                            Registration Statement on Form S-1 (Registration Number
                            333-69651) effective March 5, 1999).
         10.9            -- Secured Convertible Promissory Note Purchase Agreement
                            dated as of March 30, 1995 by and between NEON Systems,
                            Inc. and JMI Equity Fund, L.P., as amended (incorporated
                            by reference to Exhibit 10.9 to NEON's Registration
                            Statement on Form S-1 (Registration Number 333-69651)
                            effective March 5, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.10           -- Secured Convertible Promissory Note Purchase Agreement
                            dated as of November 22, 1995 by and between NEON
                            Systems, Inc. and JMI Equity Fund, L.P. (incorporated by
                            reference to Exhibit 10.10 to NEON's Registration
                            Statement on Form S-1 (Registration Number 333-69651)
                            effective March 5, 1999).
         10.11           -- Secured Promissory Note dated March 31, 1997 to the order of JMI Equity Fund, L.P. in the original principal amount
                            of $1,049,100.78, as amended (incorporated by reference
                            to Exhibit 10.11 to NEON's Registration Statement on Form
                            S-1 (Registration Number 333-69651) effective March 5,
                            1999).
         10.12           -- Amendment to Convertible Debt Documentation and Exercise
                            of Conversion Right dated March 31, 1997 by and between
                            NEON Systems, Inc. and JMI Equity Fund, L.P.
                            (incorporated by reference to Exhibit 10.12 to NEON's
                            Registration Statement on Form S-1 (Registration Number
                            333-69651) effective March 5, 1999).
         10.13           -- Registration Rights Agreement dated as of May 19, 1993 by and between NEON Systems, Inc., JMI Equity Fund, L.P. and
                            Peter Schaeffer (incorporated by reference to Exhibit
                            10.13 to NEON's Registration Statement on Form S-1
                            (Registration Number 333-69651) effective March 5, 1999).
         10.14*          -- Form of Indemnification Agreement between NEON Systems,
                            Inc. and each of its directors (incorporated by reference
                            to Exhibit 10.14 to NEON's Registration Statement on Form
                            S-1 (Registration Number 333-69651) effective March 5,
                            1999).
         10.15           -- Lease Agreement between Turner Andreac, LLC and NEON
                            Systems, Inc. for office space located at 14100 Southwest
                            Freeway, Suite 500 in Sugar Land, Texas (incorporated by
                            reference to Exhibit 10.15 to NEON's Registration
                            Statement on Form S-1 (Registration Number 333-69651)
                            effective March 5, 1999).
         10.16           -- Lease Agreement, dated December 9, 1996, between Nu-Swift
                            Sovereign Limited and NEON Systems (U.K.) Limited for
                            office space located at Sovereign House 26/30 London Road
                            in Twickenham, Middlesex (incorporated by reference to
                            Exhibit 10.16 to NEON's Registration Statement on Form
                            S-1 (Registration Number 333-69651) effective March 5,
                            1999).
         10.17           -- Lease Agreement dated September 1, 1997 between NEON
                            Systems GmbH and Triple P. Deutschland GmbH (incorporated
                            by reference to Exhibit 10.17 to NEON's Registration
                            Statement on Form S-1 (Registration Number 333-69651)
                            effective March 5, 1999).
         10.18           -- Agreement by and between Goal Systems International,
                            Inc., NEON Systems, Inc. and Peter Schaeffer dated
                            January 8, 1992 (incorporated by reference to Exhibit
                            10.18 to NEON's Registration Statement on Form S-1
                            (Registration Number 333-69651) effective March 5, 1999).
         10.19           -- Stockholders Agreement dated May 19, 1993 by and among
                            NEON Systems, Inc. and JMI Equity Fund, L.P. and Peter
                            Schaeffer (incorporated by reference to Exhibit 10.19 to
                            NEON's Registration Statement on Form S-1 (Registration
                            Number 333-69651) effective March 5, 1999).
         10.20           -- Stock Restriction Agreement dated May 19, 1993 by and
                            among NEON Systems, Inc., Peter Schaeffer and JMI Equity
                            Fund, L.P. (incorporated by reference to Exhibit 10.20 to
                            NEON's Registration Statement on Form S-1 (Registration
                            Number 333-69651) effective March 5, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.21           -- Service Agreement dated as of December 18, 1998 by and
                            among NEON Systems, Inc. and Peregrine/Bridge Transfer
                            Corporation (incorporated by reference to Exhibit 10.21
                            to NEON's Registration Statement on Form S-1
                            (Registration Number 333-69651) effective March 5, 1999).
         10.22           -- Stock Purchase Agreement dated June 1, 1998 by and
                            between NEON Systems, Inc. and Wayne E. Webb, Jr.
                            (incorporated by reference to Exhibit 10.22 to NEON's
                            Registration Statement on Form S-1 (Registration Number
                            333-69651) effective March 5, 1999).
         10.23           -- Stockholders Agreement, dated June 1, 1998, by and
                            between NEON Systems, Inc. and Wayne E. Webb, Jr.
                            (incorporated by reference to Exhibit 10.23 to NEON's
                            Registration Statement on Form S-1 (Registration Number
                            333-69651) effective March 5, 1999).
         10.24           -- Form of NEON Distributor Agreement (incorporated by
                            reference to Exhibit 10.24 to NEON's Registration
                            Statement on Form S-1 (Registration Number 333-69651)
                            effective March 5, 1999).
         21.1            -- Subsidiaries of NEON Systems, Inc. (incorporated by
                            reference to Exhibit 21.1 to NEON's Registration
                            Statement on Form S-1 (Registration Number 333-69651)
                            effective March 5, 1999).
         23.0+           -- Consent of KPMG LLP to Form S-8 Registration Statement of
                            NEON Systems, Inc.
         24.1+           -- Power of Attorney (included on first signature page).
         27.1+           -- Financial Data Schedule for year ended March 31, 2000.

---------------

+ Filed herewith

* Management contract or compensatory plan or arrangement. NEON will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. John Reiland, 14100 Southwest Freeway, Suite 500, Sugar Land, Texas 77478.