Form 10-Q
period 2000-06-30
NEON SYSTEMS INC
filed 2000-08-11
CIK 1072978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding as of August 8, 2000 was 9,438,918.

                               NEON SYSTEMS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                           PAGE
    PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets at June 30, 2000 and March 31,
             2000........................................................    3

             Consolidated Statements of Operations for the Three Months
             Ended June 30, 2000 and 1999 ...............................    4

             Consolidated Statements of Cash Flows for the Three Months
             Ended June 30, 2000 and 1999................................    5

             Condensed Notes to Consolidated Financial Statements........    6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    9

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk..   12

    PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings...........................................   13

    Item 2.  Changes in Securities and Use of Proceeds...................   13

    Item 3.  Defaults Upon Senior Securities.............................   13

    Item 4.  Submission of Matters to a Vote of Security Holders.........   13

    Item 5.  Other Information...........................................   13

    Item 6.  Exhibits and Reports on Form 8-K............................   13

    SIGNATURES...........................................................   14

PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30, 2000      MARCH 31, 2000
                                                                -------------      --------------
                                                                 (UNAUDITED)
                ASSETS

         CURRENT ASSETS:
            Cash and cash equivalents                             $25,463,224          $37,120,342
            Short-term investments                                 13,795,613            1,977,500
            Accounts receivable-trade                               9,516,360            9,602,979
            Accounts receivable-related party                          73,962                   --
            Deferred tax assets                                       834,227              712,948
            Other current assets                                      915,334              658,326
                                                                  -----------          -----------

               Total current assets                                50,598,720           50,072,095
                                                                  -----------          -----------

         Furniture and equipment                                    1,918,945            1,612,080
         Purchased software                                         1,386,126            1,114,788
         Less: accumulated depreciation and amortization             (996,232)            (832,073)
                                                                  -----------          -----------
               Property and equipment, net                          2,308,839            1,894,795
         Marketable securities                                      2,158,033            2,660,267
         Goodwill, net                                              2,027,500            2,146,764
         Other assets, net                                          3,678,844            3,726,236
                                                                  -----------          -----------
                Total assets                                      $60,771,936          $60,500,157
                                                                  ===========          ===========

                LIABILITIES & STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
            Accrued expenses                                      $ 1,271,219          $   818,637
            Accounts payable                                        1,400,028            2,032,442
            Accounts payable - related party                               --                6,942
            Taxes payable                                             456,737              318,534
            Deferred maintenance revenue                            5,575,740            5,466,000
                                                                  -----------          -----------
               Total current liabilities                            8,703,724            8,642,555
                                                                  -----------          -----------

         STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value. Authorized 10,000,000
           shares; no shares issued and outstanding                        --                   --
           Common stock, $.01 par value. Authorized 30,000,000
           shares; 9,434,969 and 9,005,584 shares issued and
           outstanding at June 30, 2000 and March 31,
           2000, respectively                                          94,350               90,056
         Additional paid-in capital                                46,879,210           46,697,813
         Accumulated other comprehensive income (loss)               (389,946)            (155,221)
         Unearned portion of deferred compensation                   (795,143)            (899,377)
         Retained earnings                                          6,279,741            6,124,331
                                                                  -----------          -----------
                Total stockholders' equity                         52,068,212           51,857,602
         Commitments and contingencies (Note 7)
                                                                  -----------          -----------
                Total liabilities and stockholders' equity        $60,771,936          $60,500,157
                                                                  ===========          ===========

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED JUNE 30,
                                                         ----------------------------------------
                                                             2000                         1999
                                                         -----------                   ----------
 Revenues:
     License                                             $ 5,283,559                   $4,449,670
     Maintenance                                           2,341,485                    1,635,992
                                                         -----------                   ----------
       Total revenues                                      7,625,044                    6,085,662

  Cost of revenues:
     Cost of licenses                                        845,740                       94,343
     Cost of maintenance                                     535,673                      272,252
                                                         -----------                   ----------
       Total cost of revenues                              1,381,413                      366,595
                                                         -----------                   ----------

  Gross profit                                             6,243,631                    5,719,067

  Operating expenses:
    Sales and marketing                                    3,604,031                    2,454,181
    Research and development                               1,870,927                    1,196,863
    General and administrative                               972,640                      714,334
    Non-cash compensation                                    104,234                      136,338
    Amortization of acquisition related costs                119,265                           --
                                                         -----------                   ----------
     Total operating expenses                              6,671,097                    4,501,716
                                                         -----------                   ----------

  Operating income (loss)                                   (427,466)                   1,217,351

  Interest income                                            664,508                      543,497
  Interest expense                                            (3,443)                        (572)
  Other, net                                                   8,811                      (51,978)
                                                         -----------                   -----------
     Income before provision for income taxes                242,410                    1,708,298
  Provision for income taxes                                  87,000                      649,153
                                                         -----------                   ----------
     Net income                                          $   155,410                  $ 1,059,145
                                                         ===========                  ===========
  Earnings per share:
     Basic                                               $      0.02                  $      0.12
                                                         ===========                  ===========

     Diluted                                             $      0.02                  $      0.10
                                                         ===========                  ===========

  Shares used in computing earnings per share:
     Basic                                                 9,281,681                    8,849,896
     Diluted                                              10,278,577                   10,236,134

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30,
                                                      ----------------------------------
                                                          2000                   1999
                                                      -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $   155,410            $ 1,059,145
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
     Depreciation and amortization                        164,159                 49,479
     Deferred tax expense                                (121,279)                    --
     Non-cash compensation expense                        104,234                136,338
     Amortization of acquisition related costs            119,265                     --
     Increase (decrease) in cash resulting
       from changes in operating assets and
       liabilities:
       Accounts receivable                                 12,657                467,299
       Other current assets                              (257,008)              (421,737)
       Other assets                                        47,392                  2,215
       Accrued expenses                                   445,640                (85,099)
       Accounts payable                                  (632,415)               (19,122)
       Taxes payable                                      138,203                415,515
       Deferred maintenance revenue                       109,740                 95,449
                                                      -----------            -----------
Net cash provided by operating activities                 285,998              1,699,482
                                                      -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                  (11,306,744)                    --
  Purchases of furniture and equipment                   (306,865)               (43,560)
  Purchases of computer software                         (271,338)                (7,472)
                                                      -----------            -----------
Net cash used in investing activities                 (11,884,947)               (51,032)
                                                      -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercises of stock options                185,691                    801
                                                      -----------            -----------
Net cash provided by financing activities                 185,691                    801
                                                      -----------            -----------

Net increase (decrease) in cash and cash
  equivalents                                         (11,413,258)             1,649,251
Effect of exchange rates on cash                         (243,860)               (10,633)
Cash and cash equivalents at beginning of
  period                                               37,120,342             45,400,015
                                                      -----------            -----------

Cash and cash equivalents at end of period            $25,463,224            $47,038,633
                                                      ===========            ===========
Supplemental disclosure of cash flow
information:

Cash paid during the period for income taxes          $    62,655            $   233,638
                                                      ===========            ===========
Cash paid during the period for interest              $     3,443            $        --
                                                      ===========            ===========

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    NEON Systems, Inc. and subsidiaries (collectively, "NEON") are comprised of the parent company, NEON Systems, Inc., and its wholly-owned subsidiaries, NEON Beyond Acquisition Corporation, NEON Systems (UK) Ltd., NEON Systems (GmbH), and NEON Systems Australia Pty. Ltd. NEON develops, markets and supports eBusiness Integration software. NEON's primary product group, Shadow, helps organizations access and integrate data, transactions and applications from the Internet and mainframe and client/server systems. In addition, NEON develops, markets and supports Enterprise Subsystem Management and Enterprise Security Management software.

    The condensed consolidated financial statements included herein have been prepared by NEON without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes included in NEON's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

NOTE 2--PER SHARE INFORMATION

    Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting from the assumed conversion of outstanding stock options and convertible preferred stock for the diluted computation.

    A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:

                                                               THREE MONTHS ENDED JUNE 30,
                                                              2000                    1999
                                                              ----                    ----
Net income                                                 $  155,410              $1,059,145
                                                           ==========              ==========

Weighted average number of common
shares outstanding during the period:
Basic                                                       9,281,681               8,849,896
Dilutive stock options                                        996,896               1,386,238
                                                           ----------              ----------
Diluted                                                    10,278,577              10,236,134
                                                           ==========              ==========
Income per common share:
  Basic                                                    $     0.02              $     0.12
                                                           ==========              ==========
  Diluted                                                  $     0.02              $     0.10
                                                           ==========              ==========


    During the the twelve months prior to NEON's initial public offering on March 5, 1999, NEON granted stock options at prices considered to be below the then fair value of the underlying stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million, which is amortizable to expense over the vesting period of the granted options. This deferred compensation balance is reduced periodically as a result of the cancellation of options associated with terminated employees. During the three months ended June 30, 2000, $104,000 was recognized as non-cash compensation expense. The deferred balance of $795,000 will be recognized over the remaining vesting period, approximately two years, of the granted options.

    For the three month periods ended June 30, 2000 and 1999, 365,039 and -0-stock options, respectively, were not included in the computation of diluted net income per share because the effect would be antidilutive. For the three-month periods ended June 30, 2000 and 1999, 1,773,580 and 1,756,132 stock options were included in the computation of diluted net income per share.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 3--MARKETABLE SECURITIES

    NEON considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

    NEON has evaluated its investment policies consistent with Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities", and determined that its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity under the caption "Accumulated other comprehensive income (loss)." The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

    The following is a summary of marketable securities classified as "available-for-sale" securities as required by SFAS No. 115:

                                        JUNE 30, 2000                 MARCH 31, 2000
                                        -------------                 --------------
           Debt Securities:
             Cost                         $15,990,847                   $4,684,103
             Gross unrealized losses          (37,201)                     (46,336)
                                          -----------                   ----------
                Estimated fair value      $15,953,646                   $4,637,767
                                          ===========                   ==========

    The amortized cost and estimated fair value based on published closing prices of securities at June 30, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

                                                     AS OF JUNE 30, 2000
                                               -------------------------------
                                                                ESTIMATED FAIR
                                                  COST              VALUE
                                               -----------      --------------
           Available-for-sale:
             Due in one year or less           $13,821,394       $13,795,613
             Due after one year through
               five years                        2,169,453         2,158,033

NOTE 4--OTHER ASSETS

    In December 1999, NEON Beyond Acquisition Corporation entered into an agreement with Sterling Software and certain of its affiliates ("Sterling") that grants NEON certain rights to use, reproduce, copy and sell certain Sterling products. In December 1999, NEON made a nonrefundable advance to Sterling of $3.5 million as consideration for future royalties to be earned by Sterling from sales of $14 million of such products by NEON. This amount has been included in "Other Assets" on the accompanying balance sheet. Under the agreement with Sterling, NEON also acquired an option to purchase the intellectual property underlying such products at any time through December 30, 2000 for $1,000,000.

NOTE 5--ACQUISITIONS

    On September 29, 1999, NEON completed its acquisition of assets from Beyond Software Inc. The business, headquartered in Santa Clara, California, was acquired for $1,870,000 in cash, plus the assumption of certain liabilities. The acquisition resulted in goodwill of $2.4 million, which is being amortized on a straight-line basis over five years. Goodwill amortization of $119,000 was recognized in the three months ended June 30, 2000.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 6--OPERATIONS BY GEOGRAPHIC LOCATION

    The table below summarizes selected financial information with respect to NEON's operations by geographic locations.

                                        THREE MONTHS ENDED JUNE 30,
                                     -----------------------------------
                                         2000                    1999
                                     -----------             -----------
  Revenues:
    North America                    $ 6,874,841             $ 4,480,660
    Europe and other                     750,203               1,605,002
                                     -----------             -----------
                                     $ 7,625,044             $ 6,085,662
                                     ===========             ===========
  Operating income (loss):
    North America                    $   386,389             $ 1,879,956
    Europe and other                    (813,855)               (662,605)
                                     -----------             -----------
                                     $  (427,466)            $ 1,217,351
                                     ===========             ===========
  Identifiable assets:
    North America                    $57,423,855             $50,954,898
    Europe and other                   3,348,081               3,244,350
                                     ----------              -----------
                                     $60,771,936             $54,199,248
                                     ===========             ===========

NOTE 7--CONTINGENCIES

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

    On July 3, 2000 New Era of Networks filed an additional complaint against NEON seeking a declaration that New Era's recently announced branding initiative was not unfair competition or violative of any of NEON's proprietary rights. This new complaint was filed in the United States District Court for Colorado, and has been assigned to the same court as the prior complaint. NEON expects this case to be consolidated with the prior complaint, and will defend and seek redress against this action as is appropriate. At the date of this Report, the United States District Court for Colorado has declined to assign a trial date for either of these actions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains certain forward-looking statements that involve risks and uncertainties. NEON's actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in NEON's filings with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended March 31, 2000. Additional information concerning factors that could cause results to differ materially from those forward-looking statements is contained under Item 5. "Other Information." All forward-looking statements in this discussion are expressly qualified in their entirety as described below under Item 5 and in NEON's Form 10-K.

OVERVIEW

    NEON develops, markets and supports Enterprise Access and Integration, Security, and Subsystem Management software for all industries. NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation which was incorporated in June 1991. NEON introduced its first generally available products, Shadow Direct and Shadow Web Server, in November 1994 and January 1995, respectively. NEON introduced the third member of the Shadow product line, Shadow Enterprise Direct, in February 1996. NEON's Shadow products provide rapid and cost-effective access to and connectivity between enterprise data, transactions and applications. Shadow Direct enables client/server applications to access and integrate with mainframe data and applications. Shadow Enterprise Direct provides access and integration between client/server systems. In addition, through its distributor agreement with Peregrine/Bridge Transfer Corporation, NEON launched the first of its Enterprise Subsystem Management products in January 1997. This product line, which currently consists of ten products, improves the availability and performance of mainframe subsystems to support the growing demands placed on the mainframe. NEON announced the release on May 3, 1999 of its new enterprise security management product, Halo SSO(TM). On September 29, 1999 NEON closed its acquisition of the principal assets of Beyond Software Inc., a privately-held company based in Santa Clara, California, that provided Enterprise Access and Integration software for IBM OS/390(R) -MVS(R) and VM/ESA(R) mainframe platforms. The assets, including rights to Beyond Software's VM/ESA(R) software products, were acquired for $1.87 million, plus the assumption of certain liabilities.

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

    NEON conducts its business in the United Kingdom, Germany, and Australia through three wholly-owned consolidated subsidiaries. Revenues from these subsidiaries are denominated in local currencies. Pursuant to these foreign operations, NEON is exposed to foreign currency fluctuations for its net working capital positions. At June 30, 2000, NEON had unhedged net current assets denominated in British pounds aggregating 1,032,677 British pounds, unhedged net current liabilities denominated in deutschemarks aggregating 1,136,686 deutschemarks and unhedged net current liabilities denominated in Australian dollars aggregating 25,176 Australian dollars. At that date, NEON had no material commitments that would be satisfied in currencies other than U.S. dollars. In other international markets, NEON conducts substantially all of its business through independent third-party distributors. Revenues derived from third-party distributors are denominated in U.S. dollars. Revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 12% and 34% of total revenues in the three months ended June 30, 2000 and 1999, respectively. The British pound, German mark and Australian dollar have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on NEON's revenues or operating results. Management does not currently have an active foreign exchange hedging program; however, NEON may implement a program to mitigate foreign currency transaction risk in the future. Although NEON's international operations and sales levels are subject to economic, fiscal and monetary policy of foreign governments, to date these factors have not had a material effect on NEON's results of operations or liquidity. NEON expects that fiscal 2001 revenues from international operations should not vary substantially as a percentage of total revenue and from the level experienced in fiscal 2000.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

                                                        THREE MONTHS ENDED JUNE 30,
                                                        ----------------------------
                                                        2000                    1999
                                                        ----                    ----
     Revenues:
        License                                           69%                     73%
        Maintenance                                       31                      27
                                                         ---                     ---
           Total revenues                                100                     100
     Cost of revenues:
        Cost of licenses                                  11                       2
        Cost of maintenance                                7                       4
                                                         ---                     ---
           Total cost of revenues                         18                       6
                                                         ---                     ---
     Gross profit                                         82                      94
     Operating expenses:
        Sales and marketing                               47                      40
        Research and development                          25                      20
        General and administrative                        13                      12
        Non-cash compensation                              1                       2
        Amortization of acquisition related costs          2                      --
                                                         ---                     ---

           Total operating expenses                       88                      74
                                                         ---                     ---
     Operating income                                     (6)                     20
     Interest and other, net                               9                       8
                                                         ---                     ---
     Income before  provision for income taxes             3                      28
     Provision for income taxes                            1                      11
                                                         ---                     ---
     Net income                                            2%                     17%
                                                         ===                     ===


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUES

    Total revenues. NEON's revenues increased $1.5 million or 25% from $6.1 million for the three months ended June 30, 1999 to $7.6 million for the three months ended June 30, 2000. Two customers individually accounted for 27% and for 14% of total revenues in the three months ended June 30, 2000; two customers accounted for 29% and for 18% of total revenues in the three months ended June 30, 1999.

    License. License revenues increased $834,000 or 19% from $4.4 million for the three months ended June 30, 1999 to $5.3 million for the three months ended June 30, 2000. This was primarily attributable to an increase of $1.2 million in license sales of Enterprise Subsystem Management products and sales totalling $350,000 of NEON's new iWave products. These sales increases were partially offset by a decrease of $715,000 in sales of our Shadow product group for the three month period ended June 30, 2000. License revenues for the three months ended June 30, 2000 include $986,000 attributable to a software distribution agreement with BMC Software entered in connection with NEON's settlement of a lawsuit originally filed by BMC Software. As the lawsuit settlement and distribution agreement were entered into in October 1999, there were no corresponding revenues under the BMC Software distribution agreement in the three months ended June 30, 1999.

    Maintenance. Maintenance revenues increased $700,000 or 43% from $1.6 million for the three months ended June 30, 1999 to $2.3 million for the three months ended June 30, 2000. This increase resulted primarily from the increase in NEON's cumulative installed base of customers.

COST OF REVENUES

    Cost of licenses. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues primarily resulting from NEON's sales of Enterprise Subsystem Management products. Cost of license revenues increased $751,000 or 797% from $94,000, or 2% of license revenues, for the three months ended June 30, 1999 to $846,000, or 16% of license revenues, for the three months ended June 30, 2000. The increase in the cost of license revenues was attributable to additional royalties on increased shipments of Enterprise Subsystem Management products sold by NEON under the terms of its distributor agreement with Peregrine/Bridge Transfer Corporation.

    Cost of maintenance. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support department. Cost of maintenance revenues increased $263,000, or 97% from $272,000, or 17% of maintenance revenues, for the three months ended June 30, 1999 to $536,000, or 23% of maintenance revenues, for the three months ended June 30, 2000. The increase was due principally to increased compensation and other staffing costs associated with an increase in the number of support personnel required to provide maintenance services to NEON's growing installed customer base.

OPERATING EXPENSES

    Sales and marketing. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. These expenses increased $1.1 million, or 47% from $2.5 million, or 40% of total revenues, for the three months ended June 30, 1999 to $3.6 million, or 47% of total revenues, for the three months ended June 30, 2000. This dollar increase includes a $764,000 increase in compensation and facilities expenses associated with additional North American sales and marketing personnel and the payment of increased sales commissions as a result of NEON's revenue growth. In addition, the dollar increase includes approximately $241,000 of increased international agent commissions. Sales and marketing expenses are expected to increase in absolute dollar amounts in future periods. However, if total revenues increase in future periods from the level experienced for the quarter ended June 30, 2000, these expenses are expected to decrease as a percentage of total revenues from the level experienced for the three months ended June 30, 2000.

    Research and development. Research and development expenses include salaries, bonuses and benefits to product authors, product developers and product documentation personnel and the computer hardware, software and telecommunication expenses associated with these personnel. NEON compensates product authors based on a percentage of product license revenues generated by products for which they are responsible. Research and development expenses increased $674,000, or 56% from $1.2 million, or 20% of total revenues, for the three months ended June 30, 1999 to $1.9 million, or 25% of total revenues, for the three months ended June 30, 2000. The increase results primarily from a $569,000 increase in compensation costs and the computer hardware, software and telecommunication expenses related to increased staffing. Research and development expenses are expected to increase in absolute dollar amounts in future periods. However, if total revenues increase in future periods from the level experienced for the quarter ended June 30, 2000, these expenses are expected to decrease as a percentage of total revenues from the level experienced for the three months ended June 30, 2000. NEON follows SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Research and development expenditures in general have been charged to operations as incurred and any amounts which were capitalizable have been immaterial.

    General and administrative. General and administrative expenses include salaries, personnel and related costs for NEON's executive, financial, legal and administrative staff. General and administrative expenses increased $258,000, or 36% from $714,000, or 12% of total revenues, for the three months ended June 30, 1999 to $973,000, or 13% of total revenues, for the three months ended June 30, 2000. This increase resulted primarily from a $96,000 increase in legal expenses, primarily associated with the litigation with New Era of Networks (See
Note 7 to the Financial Statements) and increases of $133,000 in compensation and facilities costs related to increased staffing. NEON anticipates that general and administrative expenses will continue to increase in absolute dollars in future periods, but should not vary substantially as a percentage of total revenues from the level experienced for the three months ended
June 30, 2000.

    Non-Cash Compensation. During the twelve months prior to NEON's initial public offering on March 5, 1999, NEON granted stock options at prices subsequently considered below the then-fair value of the underlying stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million, which is amortizable to expense over the vesting period of the granted options. This deferred compensation balance is reduced periodically as a result of the cancellation of options associated with terminated employees. During the three months ended
June 30, 1999, $136,000 was recognized as non-cash compensation expense, while $104,000 was recognized as non-cash compensation expense during the three months ended June 30, 2000. The deferred balance of $795,000 will be recognized over the remaining vesting period, approximately two years, of the granted options.

    Amortization of Acquisition Related Costs. On September 29, 1999, NEON completed its acquisition of the assets of Beyond Software Inc. The acquisition resulted in goodwill of approximately $2.4 million, which is being amortized on a straight-line basis over five years. Amortization of acquisition related costs of $119,000 was recognized in the three months ended June 30, 2000.

    Interest and other income, net. Interest income increased $121,000 from $544,000 for the three months ended June 30, 1999 to $665,000 for the three months ended June 30, 2000. The increase includes $89,000 related to license sales with deferred customer payments. Additionally, more favorable interest rates have been obtained by investing in marketable securities with longer maturities.

    Provision for income taxes. Income tax expense is lower for the current quarter by $562,000 compared to the quarter ended June 30, 1999 because of the decline in net income and a reduction in NEON's effective income tax rate from 38% to 36%.

LIQUIDITY AND CAPITAL RESOURCES

    NEON's cash and cash equivalents balance decreased to $25.5 million at June 30, 2000 from $37.1 million at March 31, 2000. This decrease was due primarily to the investment of $11.3 million in highly liquid marketable securities. At March 31, 2000, NEON had invested $4.6 million in highly liquid marketable securities compared to $16 million as of June 30, 2000.

    Net cash provided by operating activities was $286,000 in the three months ended June 30, 2000, while the net cash provided by operating activities was $1.7 million in the three months ended June 30, 1999. The reduction in net cash provided by operating activities during the three months ended June 30, 2000 was primarily the result of reduced net income and decreased balances in NEON's accounts payable.

    Net cash used by NEON in investing activities was $11.9 million and $51,000 in the three months ended June 30, 2000 and 1999, respectively. Purchases of marketable securities totalling $11.3 million as well as purchases of property and equipment, including computer software, were the principal uses of investing funds in the three months ended June 30, 2000. The principal investing use in the three months ended June 30, 1999 was the purchase of property and equipment, including computer hardware and software to support NEON's growing employee base. As of June 30, 2000, NEON had no material commitment for capital expenditures.

    NEON's net cash provided by financing activities was $186,000 and $1,000 in the three months ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities in both periods was cash received from the exercise of employee stock options.

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

    NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $25.5 million at June 30, 2000, and were invested in different types of money market securities. An additional $13.8 million was invested in short-term available-for-sale marketable securities with maturity dates from three months to one year in term, and $2.2 million was invested in available-for-sale marketable securities with maturity dates beyond one year. NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Please see the discussion in Part I, Note 7 of the "Condensed Notes to Consolidated Financial Statements," which is incorporated by reference in this Part II, Item 1.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - In March 1999, NEON completed the initial public offering of its common stock (the "IPO"). In the IPO, NEON issued and sold 3,041,000 shares for an aggregate price to the public of $45,615,000, and a sole selling stockholder sold 64,000 shares of common stock for an aggregate offering price of $960,000. The IPO was a firm commitment underwriting, and the managing underwriters of the IPO were Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC and CIBC Oppenheimer Corp. The underwriting discount incurred by NEON relating to the IPO was $3,193,050. Net offering proceeds received by NEON from the IPO were approximately $41.2 million. Approximately $1.0 million of the proceeds received by NEON from the IPO was used to repay existing indebtedness and $1.9 million was used in connection with the September 1999 acquisition of the assets of Beyond Software Inc. An additional $3.5 million was paid to Sterling Software in December 1999 as a nonrefundable advance on future royalties to be earned by Sterling from NEON's sale of certain Sterling products. The remainder of the proceeds from the IPO (other than the proceeds used to repay the existing indebtedness and other uses described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Liquidity and Capital Resources") has been invested in interest-bearing, investment-grade securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS- Not Applicable.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     EXHIBITS

          Exhibit 27 - Financial Data Schedule

          (b) REPORTS ON FORM 8-K - NEON did not file any reports on Form 8-K during the first quarter of its fiscal year 2001, which was the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NEON SYSTEMS, INC.

August 11, 2000                      /s/ JOE BACKER
                                      -----------------------------------------
                                     Joe Backer, President and Chief Executive
                                     Officer
                                     (Principal executive officer)

August 11, 2000                      /s/ JOHN REILAND
                                     ------------------------------------------
                                     John S. Reiland, Chief Financial Officer
                                     (Chief accounting officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

 27.1                       Financial Data Schedule