Form 10-Q
period 2000-09-30
NEON SYSTEMS INC
filed 2000-11-14
CIK 1072978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding as of November 10, 2000 was 9,499,913.

                               NEON SYSTEMS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated  Balance Sheets at September 30, 2000 and
         March 31, 2000 ...............................................       3

         Consolidated Statements of Operations for the Three and Six
         Months Ended September 30, 2000 and 1999 .....................       4

         Consolidated Statements of Cash Flows for the Six Months Ended
         September 30, 2000 and 1999 ..................................       5

         Condensed Notes to Consolidated Financial Statements .........       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ....................................       9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...      14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................      14

Item 2.  Changes in Securities and Use of Proceeds ....................      14

Item 3.  Defaults Upon Senior Securities ..............................      14

Item 4.  Submission of Matters to a Vote of Security Holders ..........      15

Item 5.  Other Information ............................................      15

Item 6.  Exhibits and Reports on Form 8-K .............................      20

SIGNATURES ............................................................      22

PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30, 2000   MARCH 31, 2000
                                                                 ------------------   --------------
                                                                    (UNAUDITED)
                               ASSETS

         CURRENT ASSETS:
            Cash and cash equivalents                               $ 28,440,625       $ 37,120,342
            Short-term investments                                    11,359,993          1,977,500
            Accounts receivable-trade                                  7,243,795          9,602,979
            Deferred income taxes                                        834,227            712,948
            Other current assets                                       1,297,782            658,326
                                                                    ------------       ------------
               Total current assets                                   49,176,422         50,072,095
                                                                    ------------       ------------

         Furniture and equipment                                       2,023,307          1,612,080
         Purchased software                                            1,441,645          1,114,788
         Less: accumulated depreciation and amortization              (1,223,945)          (832,073)
                                                                    ------------       ------------
               Property and equipment, net                             2,241,007          1,894,795
         Marketable securities                                         1,426,142          2,660,267
         Goodwill, net                                                 1,908,235          2,146,764
         Other assets, net                                             4,325,864          3,726,236
                                                                    ------------       ------------
                Total assets                                        $ 59,077,670       $ 60,500,157
                                                                    ============       ============

                LIABILITIES & STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
            Accrued expenses                                        $  2,586,951       $  2,405,571
            Accounts payable                                             397,201            452,450
            Taxes payable                                                     --            318,534
            Deferred maintenance revenue                               5,359,579          5,466,000
                                                                    ------------       ------------
               Total current liabilities                               8,343,731          8,642,555
                                                                    ------------       ------------

         STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value. Authorized
           10,000,000 shares; no shares issued and outstanding                --                 --
         Common stock, $.01 par value. Authorized
           30,000,000 shares; 9,453,947 and 9,005,584 shares
           issued and outstanding at September 30, 2000 and
           March 31, 2000, respectively                                   94,539             90,056
         Additional paid-in capital                                   46,901,756         46,697,813
         Accumulated other comprehensive loss                           (578,337)          (155,221)
         Unearned portion of deferred compensation                      (693,847)          (899,377)
         Retained earnings                                             5,009,828          6,124,331
                                                                    ------------       ------------
                Total stockholders' equity                            50,733,939         51,857,602
         Commitments and contingencies (Note 6)
                                                                    ------------       ------------
                Total liabilities and stockholders' equity          $ 59,077,670       $ 60,500,157
                                                                    ============       ============

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED SEPTEMBER 30,       SIX MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------       -------------------------------
                                                      2000               1999               2000               1999
                                                  ------------       ------------       ------------       ------------
Revenues:
   License                                        $  3,654,104       $  4,351,484       $  8,937,663       $  8,801,154
   Maintenance                                       2,024,406          1,707,985          4,365,891          3,343,977
                                                  ------------       ------------       ------------       ------------
     Total revenues                                  5,678,510          6,059,469         13,303,554         12,145,131

Cost of revenues:
   Cost of licenses                                    404,184            315,909          1,249,924            410,252
   Cost of maintenance                                 609,889            351,190          1,145,562            623,442
                                                  ------------       ------------       ------------       ------------
     Total cost of revenues                          1,014,073            667,099          2,395,486          1,033,694
                                                  ------------       ------------       ------------       ------------

Gross profit                                         4,664,437          5,392,370         10,908,068         11,111,437

Operating expenses:
  Sales and marketing                                3,676,240          2,357,173          7,280,271          4,811,354
  Research and development                           1,907,030          1,187,571          3,777,957          2,384,434
  General and administrative                         1,304,044            960,133          2,276,684          1,674,467
  Non-cash compensation                                101,296            136,339            205,530            272,677
  Amortization of acquisition-related costs            119,264                 --            238,529                 --
                                                  ------------       ------------       ------------       ------------
   Total operating expenses                          7,107,874          4,641,216         13,778,971          9,142,932
                                                  ------------       ------------       ------------       ------------

Operating income (loss)                             (2,443,437)           751,154         (2,870,903)         1,968,505

Interest income                                        662,010            596,033          1,326,518          1,139,530
Interest expense                                          (826)              (829)            (4,269)            (1,401)
Other, net                                              (2,658)            26,890              6,153            (25,088)
                                                  ------------       ------------       ------------       ------------
   Income (loss) before income taxes                (1,784,911)         1,373,248         (1,542,501)         3,081,546
Benefit (provision) for income taxes                   515,000           (521,834)           428,000         (1,170,987)
                                                  ------------       ------------       ------------       ------------
   Net income (loss)                              $ (1,269,911)      $    851,414       $ (1,114,501)      $  1,910,559
                                                  ============       ============       ============       ============

Earnings (loss) per share:
   Basic                                          $      (0.13)      $       0.10       $      (0.12)      $       0.22
                                                  ============       ============       ============       ============

   Diluted                                        $      (0.13)      $       0.08       $      (0.12)      $       0.18
                                                  ============       ============       ============       ============

Shares used in computing earnings per share:
   Basic                                             9,442,191          8,871,957          9,362,375          8,860,987
                                                  ============       ============       ============       ============
   Diluted                                           9,442,191         10,410,427          9,362,375         10,399,682
                                                  ============       ============       ============       ============

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED SEPTEMBER 30,
                                                           2000               1999
                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $ (1,114,501)      $  1,910,559
  Adjustments  to reconcile  net income  (loss)
    to net cash provided by (used in) operating
    activities:
     Depreciation and amortization                          630,401            107,776
     Deferred tax expense                                  (121,279)            27,897
     Non-cash compensation expense                          205,530            272,677
     Increase (decrease) in cash resulting
       from changes in operating assets and
       liabilities:
       Accounts receivable                                2,359,182         (2,796,103)
       Other current assets                                (639,456)          (485,813)
       Other assets                                        (599,628)           (31,470)
       Accrued expenses                                     181,380           (814,229)
       Accounts payable                                     (55,249)          (562,192)
       Taxes payable                                       (318,534)            54,114
       Deferred maintenance revenue                        (106,421)           328,470
                                                       ------------       ------------
Net cash provided by (used in) operating
  Activities                                                421,425         (1,988,314)
                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                     (8,119,090)       (26,717,953)
  Acquisition                                                    --         (1,870,000)
  Purchases of furniture and equipment                     (411,227)           (76,688)
  Purchases of computer software                           (326,857)           (74,907)
                                                       ------------       ------------
Net cash used in investing activities                    (8,857,174)       (28,739,548)
                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercises of stock options                  208,426             43,408
  Shares purchased for  treasury                                 --           (141,183)
                                                       ------------       ------------
Net cash provided by (used in) financing
  Activities                                                208,426            (97,775)
                                                       ------------       ------------
Net decrease in cash and cash equivalents                (8,227,323)       (30,825,637)
Effect of exchange rates on cash                           (452,394)           (62,379)
Cash and cash equivalents at beginning of period         37,120,342         45,400,015
                                                       ------------       ------------

Cash and cash equivalents at end of period             $ 28,440,625       $ 14,511,999
                                                       ============       ============

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes           $     77,005       $  1,111,138
                                                       ============       ============
Cash paid during the period for interest               $      4,269       $         --
                                                       ============       ============

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Operating results for interim periods are not necessarily indicative of results for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in NEON's audited financial statements for the year ended March 31, 2000 which are included in NEON's Form 10-K for the fiscal year ended March 31, 2000.

NOTE 2--PER SHARE INFORMATION

         In calculating earnings per share information, NEON follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income
(loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding, adjusted to reflect common stock equivalents, such as convertible preferred stock, stock options and warrants to purchase common stock, to the extent they are dilutive, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method.


         A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:

                                             THREE MONTHS ENDED SEPTEMBER 30,      SIX MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------      -------------------------------
                                                  2000              1999               2000              1999
                                             -------------       -----------      -------------       -----------
Net income (loss)                            $  (1,269,911)      $   851,414      $  (1,114,501)      $ 1,910,559
                                             =============       ===========      =============       ===========

Weighted average number of common
  shares outstanding during the period:
Basic                                            9,442,191         8,871,957          9,362,375         8,860,987
Dilutive stock options                                  --         1,538,470                 --         1,538,695
                                             -------------       -----------      -------------       -----------
Diluted                                          9,442,191        10,410,427          9,362,375        10,399,682
                                             =============       ===========      =============       ===========

Income (loss) per common share:
  Basic                                      $       (0.13)      $      0.10      $       (0.12)      $      0.22
                                             =============       ===========      =============       ===========
  Diluted                                    $       (0.13)      $      0.08      $       (0.12)      $      0.18
                                             =============       ===========      =============       ===========


         In the period April 1, 2000 through September 30, 2000 options to purchase 448,363 shares of common stock at exercise prices of $0.20 to $13.00 per share were exercised. At September 30, 2000, there were options outstanding to purchase 2,152,659 shares of common stock with a weighted-average exercise price of $12.72.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         The following is a summary of marketable securities classified as "available-for-sale" securities as required by FASB 115:

                                            SEPTEMBER 30, 2000   MARCH 31, 2000
                                            ------------------   --------------
               Debt Securities:
                 Cost                          $ 12,803,193       $  4,684,103
                 Gross unrealized losses            (17,058)           (46,336)
                                               ------------       ------------
                     Estimated fair value      $ 12,786,135       $  4,637,767
                                               ============       ============

         The amortized cost and estimated fair value based on published closing prices of securities at September 30, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

                                                               AS OF SEPTEMBER 30, 2000
                                                            ------------------------------
                                                                            ESTIMATED FAIR
                                                               COST             VALUE
                                                            -----------     --------------
               Available-for-sale:
                 Due in one year or less                    $11,372,758      $11,359,993
                 Due after one year through five years        1,430,435        1,426,142

NOTE 4--INCOME TAXES

         The benefit for income taxes for the six months ended September 30, 2000, was $428,000, or 28% of pre-tax losses. The difference between the effective rate and the statutory rate is primarily due to the impact of net operating losses outside the United States that were not recognized for the six months ended September 30, 2000.

         The provision for income taxes for the six months ended September 30, 1999, was $1.2 million, or 38% of pre-tax income. The effective and statutory tax rates are approximately equivalent.


NOTE 5--SEGMENT REPORTING

         NEON considers its business activities to be in a single segment. During the three-month periods ending September 30, 1999 and 2000, NEON had one customer in each period that represented 17% and 19% of total revenues, respectively. During the six-month periods ending September 30, 1999 and 2000, the Company had two customers in each period that represented 26% and 32% of total revenues, respectively.

         The table below summarizes revenues by geographic region.

                       THREE MONTHS ENDED SEPTEMBER 30,       SIX MONTHS ENDED SEPTEMBER 30,
                       --------------------------------      --------------------------------
                           2000               1999               2000               1999
                       -------------      -------------      -------------      -------------
    Revenues:
    North America      $   4,781,226      $   5,073,823      $  11,656,067      $   9,554,483
    Europe                   897,284            985,646          1,647,487          2,590,648
                       -------------      -------------      -------------      -------------
                       $   5,678,510      $   6,059,469      $  13,303,554      $  12,145,131
                       =============      =============      =============      =============

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--CONTINGENCIES

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

         On June 23, 1999, NEON sued New Era of Networks in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" was in violation of Texas law concerning tradenames and trademarks. In this litigation, NEON seeks to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace, or to dilute the meaning or value of NEON's name. This litigation in Fort Bend County, Texas is currently set for trial beginning January 29, 2001. NEON's claims are based upon its prior and continuous use of "NEON" as its corporate name. NEON believes that it has superior rights to use "NEON" and that New Era of Networks' use of NEON is causing confusion in the marketplace. This and any other litigation to enforce NEON's right to use the NEON name in NEON's business or to prevent others from using the NEON name may be expensive and time-consuming, may divert management resources and may not be adequate to protect NEON's business. If NEON should lose any such litigation, it may have to change its name, which also would be expensive and time-consuming and could adversely affect NEON's business.

         On July 3, 2000 New Era of Networks filed an additional complaint against NEON seeking a declaration that New Era's recently announced branding initiative was not unfair competition or violative of any of NEON's proprietary rights. This new complaint was filed in the United States District Court for Colorado, and has been assigned to the same court as the prior complaint. NEON expects this case to be consolidated with the prior complaint filed in Colorado, and will defend and seek redress against this action as is appropriate. At the date of this Report, the United States District Court for Colorado has declined to assign a trial date for either of these actions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth in Part II, Item 5 under "Factors that May Affect Future Results" and elsewhere in, or incorporated by reference into this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terms. It is important that the discussion below be read together with the attached condensed financial statements and the notes thereto.

OVERVIEW

         NEON develops, markets and supports software products that allow our customers to rapidly deploy new business capabilities by leveraging existing applications and data with the Internet, a process known generically as eBusiness Integration. In addition, we also market and support Enterprise Subsystem Management software products. NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation that was incorporated in June 1991.

         In September 1999, NEON acquired various software products from Beyond Software Inc., a privately held company based in Santa Clara, California, for $1.87 million, plus the assumption of certain liabilities. The transaction resulted in goodwill of approximately $2.4 million, which is being amortized on a straight-line basis over five years.

         In December 1999, NEON entered into an agreement with Sterling Software, which was subsequently acquired by Computer Associates, Inc. (CA), that granted us the rights to use, reproduce, copy and sell certain products. As consideration for this agreement, NEON made a nonrefundable advance of $3.5 million for the future royalties to be earned by CA from sales made by NEON of $14 million of such products. NEON also retained an option to purchase the intellectual property underlying such products at any time through December 30, 2000 for $1 million. In October 2000, NEON exercised its option.

         NEON derives revenue from software licenses and maintenance services. Historically, the Shadow product line has generated substantially all of NEON's revenue. License fees, which are based upon the number and capacity of servers as well as the number of client users, are generally due upon license grant and include a one-year maintenance period. The sales process typically takes approximately six months. After the initial year of license, NEON provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee. Any factors adversely affecting the pricing of, demand for or market acceptance of our products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition.

         NEON recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2. NEON sells its products under perpetual license and recognizes license revenue when all of the following conditions are met: a non-cancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; and no other significant vendor obligation exists. Maintenance revenue is recognized ratably over the maintenance service period, which is typically one year. The portion of maintenance revenue that has not yet been recognized as revenue is reported as deferred revenue on NEON's balance sheet. NEON follows SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." Research and development expenditures in general have been charged to operations as incurred and any amounts which were capitalized have been immaterial.

         Since NEON's inception in 1993, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. We anticipate that our operating expenses will increase in the future as we increase our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden our technical support and improve our operational and financial systems. Accordingly, we will need to increase our quarterly revenue to generate operating profits. In addition, a significant portion of our quarterly revenue is historically recorded at the end of each quarter. Consequently, it is difficult for us to predict future operating results and, accordingly, there can be no assurance in future quarters that we will achieve or sustain revenue growth and/or return to profitability.

         In the three months ended September 30, 1999 and 2000, revenue outside of North America was approximately 16% of our total license revenue. We anticipate that international revenue will increase as a percentage of total revenue in the future. If international revenue increases as a percentage of total revenue, we may experience a corresponding increase in cost of sales, primarily because of higher personnel costs for overseas locations and agent commission expenses related to distributors that may impact our operating results. A majority of NEON's sales are generally denominated in United States dollars and as a result our current exposure to foreign exchange fluctuations is currently limited. As our international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase.

         In view of the rapidly changing nature of our business and the current weakness in the mainframe software market, we believe that period to period comparisons of our revenue and operating results are not necessarily meaningful and should not be relied upon as indications of our future performance. Additionally, we do not believe that historical growth rates are necessarily obtainable or indicative of our future growth potential.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

                                                    THREE MONTHS ENDED SEPTEMBER 30,               SIX MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------               ------------------------------
                                                      2000                   1999                   2000                   1999
                                                      ----                   ----                   ----                   ----
Revenues:
   License                                              64%                    72%                    67%                    72%
   Maintenance                                          36                     28                     33                     28
                                                      ----                   ----                   ----                   ----
      Total revenues                                   100                    100                    100                    100
Cost of revenues:
   Cost of licenses                                      7                      5                      9                      4
   Cost of maintenance                                  11                      6                      9                      5
                                                      ----                   ----                   ----                   ----
      Total cost of revenues                            18                     11                     18                      9
                                                      ----                   ----                   ----                   ----
Gross profit                                            82                     89                     82                     91
Operating expenses:
   Sales and marketing                                  65                     39                     55                     39
   Research and development                             33                     19                     28                     20
   General and administrative                           23                     16                     17                     14
   Non-cash compensation                                 2                      2                      1                      2
   Amortization of acquisition related costs             2                     --                      2                     --
                                                      ----                   ----                   ----                   ----
      Total operating expenses                         125                     76                    104                     75
                                                      ----                   ----                   ----                   ----
Operating income (loss)                                (43)                    13                    (21)                    16
Interest and other, net                                 12                     10                     10                      9
                                                      ----                   ----                   ----                   ----
Income (loss) before income taxes                      (31)                    23                    (11)                    25
Benefit (provision) for income taxes                     9                     (9)                     3                     (9)
                                                      ----                   ----                   ----                   ----
Net income (loss)                                      (22)%                   14%                    (8)%                   16%
                                                      ====                   ====                   ====                   ====


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Total revenues. NEON's revenues decreased $381,000 or 6% from $6.1 million for the three months ended September 30, 1999 to $5.7 million for the three months ended September 30, 2000. This reduction in total revenue was due to an overall weakness in the mainframe software market that resulted in a decrease in the amount of licenses sold during the three months ended September 30, 2000. During the three-month periods ending September 30, 1999 and 2000, NEON had one customer in each period that represented 17% and 19% of total revenues, respectively.

         License. License revenues decreased $697,000 or 16% from $4.4 million for the three months ended September 30, 1999 to $3.7 million for the three months ended September 30, 2000. This reduction in total revenue was due to an overall weakness in the mainframe software market that resulted in a decrease in the amount of licenses sold during the three months ended September 30, 2000. License revenues for the three months ended September 30, 2000 include $986,000 attributable to a software distribution agreement with BMC Software entered in connection with NEON's settlement of a lawsuit originally filed by BMC Software. As the lawsuit settlement and distribution agreement were entered into in October 1999, there were no corresponding revenues under the BMC Software distribution agreement in the three months ended September 30, 1999.

         Maintenance. Maintenance revenues increased $316,000 or 19% from $1.7 million for the three months ended September 30, 1999 to $2.0 million for the three months ended September 30, 2000. This increase resulted primarily from the increase in NEON's cumulative installed base of customers.

COST OF REVENUES

         Cost of licenses. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues. Cost of license revenues increased $88,000 or 28% from $316,000, or 8% of license revenues, for the three months ended September 30, 1999 to $404,000, or 11% of license revenues, for the three months ended September 30, 2000. The increase in the cost of license revenues was attributable to a change in product mix that resulted in additional royalty cost during the period ended September 30, 2000.

         Cost of maintenance. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support department. Cost of maintenance revenues increased $259,000 or 74% from $351,000, or 21% of maintenance revenues, for the three months ended September 30, 1999 to $610,000, or 30% of maintenance revenues, for the three months ended September 30, 2000. The dollar and percentage increases were due principally to an increase in the number of personnel required to provide maintenance services to NEON's growing installed customer base.

OPERATING EXPENSES

         Sales and marketing. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. These expenses increased $1.3 million or 56% from $2.4 million, or 39% of total revenues, for the three months ended September 30, 1999 to $3.7 million, or 65% of total revenues, for the three months ended September 30, 2000. The dollar increase includes approximately $250,000 in increased cost to support the United Kingdom sales office, a $539,000 increase in compensation expenses incurred in the hiring of additional North American sales and marketing personnel and $235,000 of increased international agent commissions. The increase in sales and marketing expense as a percentage of revenue is due to the reduction in total revenue for the period ended September 30, 2000.

         Research and development. Research and development expenses include salaries, bonuses and benefits for product development and product documentation personnel and the computer hardware, software and telecommunication expenses associated with these personnel. Research and development expenses increased $719,000 or 61% from $1.2 million, or 19% of total revenues, for the three months ended September 30, 1999 to $1.9 million, or 33% of total revenues, for the three months ended September 30, 2000. The increase results primarily from an increase in compensation costs and the computer hardware, software and telecommunication expenses related to increased staffing and, to a lesser extent, due to the reduction in the level of revenue generated in the three months ended September 30, 2000. We expect research and development expenses to increase in absolute dollar amounts as we continue to expand our existing product line and develop new products.

         General and administrative. General and administrative expenses include salaries, personnel and related costs for NEON's executive, financial, legal and administrative staff. General and administrative expenses increased $344,000 or 36% from $960,000, or 16% of total revenues, for the three months ended September 30, 1999 to $1.3 million, or 23% of total revenues, for the three months ended September 30, 2000. The increase results primarily from an increase in compensation costs and the computer hardware, software and telecommunication expenses related to increased staffing. NEON anticipates that general and administrative expenses will continue to increase in absolute dollars as we continue to upgrade and improve our internal systems.

         Non-cash compensation. During the three months ended September 30, 1999, $136,000 was recognized as non-cash compensation expense, while $101,000 was recognized as non-cash compensation expense during the three months ended September 30, 2000. The remaining deferred balance of $694,000 will be recognized over the remaining vesting period of the granted options, approximately two years.

         Amortization of acquisition related costs. In September 1999 we acquired various software products and miscellaneous assets from Beyond Software Inc., a privately held company based in Santa Clara, California, for $1.87 million, plus the assumption of certain liabilities. The transaction resulted in goodwill of approximately $2.4 million, which is being amortized on a straight-line basis over five years. Amortization expense related to this transaction of $119,000 was recognized in the three months ended September 30, 2000.

         Interest and other income, net. Interest income, net was flat for the three months ended September 30, 1999 compared to the three months ended September 30, 2000.

         Benefit (provision) for income taxes. The benefit for income taxes for the three-months ended September 30, 2000, was $515,000, or 29% of pre-tax losses. The difference between the effective and statutory rates is primarily due to the impact of net operating losses outside the United States that were not recognized for the three months ended September 30, 2000.

         The provision for income taxes for the three-months ended September 30, 1999, was $522,000, or 38 % of pre-tax income. The effective and statutory rates were approximately equivalent.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 1999

REVENUES

         Total revenues. NEON's revenues increased $1.2 million or 10% from $12.1 million for the six months ended September 30, 1999 to $13.3 million for the six months ended September 30, 2000. During the six-month periods ending September 30, 1999 and 2000, NEON had two customers in each period that represented 26% and 32% of total revenues, respectively.

         License. License revenue was relatively flat at $8.8 million for the six months ended September 30, 1999 and $8.9 million for the six months ended September 30, 2000. The lack of increase in license revenue is primarily due to an overall weakness in the mainframe software market since December 31, 1999. License revenues for the six months ended September 30, 2000 include $1,972,000 attributable to a software distribution agreement with BMC Software entered in connection with NEON's settlement of a lawsuit originally filed by BMC Software. As the lawsuit settlement and distribution agreement were entered into in October 1999, there were no corresponding revenues under the BMC Software distribution agreement in the six months ended September 30, 1999.

         Maintenance. Maintenance revenues increased $1.0 million or 31% from $3.3 million for the six months ended September 30, 1999 to $4.4 million for the six months ended September 30, 2000. This increase resulted primarily from the increase in NEON's cumulative installed base of customers.

COST OF REVENUES

         Cost of licenses. Cost of license revenues increased $840,000 or 205% from $410,000, or 5% of license revenues, for the six months ended September 30, 1999 to $1.2 million, or 14% of license revenues, for the six months ended September 30, 2000. The increase in the cost of license revenues was attributable to a change in product mix that resulted in additional royalty cost during the period ended September 30, 2000 when compared to the prior year.

         Cost of maintenance. Cost of maintenance revenues increased $522,000 or 84% from $623,000, or 19% of maintenance revenues, for the six months ended September 30, 1999 to $1.1 million, or 26% of maintenance revenues, for the six months ended September 30, 2000. The dollar and percentage increases were due principally to the increase in the number of personnel required to provide maintenance services to NEON's growing installed customer base.

OPERATING EXPENSES

         Sales and marketing. Sales and marketing expenses increased $2.5 million or 51% from $4.8 million, or 39% of total revenues, for the six months ended September 30, 1999 to $7.3 million, or 55% of total revenues, for the six months ended September 30, 2000. This dollar increase primarily results from a $1.2 million increase in compensation expenses incurred in the hiring of additional North American sales and marketing personnel, a $519,000 increase in costs associated with NEON's international sales offices and a $476,000 increase in international agent commissions.

         Research and development. Research and development expenses increased $1.4 million or 58% from $2.4 million, or 20% of total revenues, for the six months ended September 30, 1999 to $3.8 million, or 28% of total revenues, for the six months ended September 30, 2000. The dollar increase results primarily from an increase in compensation costs and the computer hardware, software and telecommunication expenses related to increased staffing. Research and development expenses are expected to increase in absolute dollar amounts from the level experienced in the six months ended September 30, 2000 as we continue to expand our existing product line and develop new products.

         General and administrative. General and administrative expenses increased $602,000 or 36% from $1.7 million, or 14% of total revenues, for the six months ended September 30, 1999 to $2.3 million, or 17% of total revenues, for the six months ended September 30, 2000. The dollar increase results primarily from increases in compensation costs and the computer hardware, software and telecommunication expenses related to increased staffing. NEON anticipates that general and administrative expenses will continue to increase in absolute dollars from the level experienced in the six months ended September 30, 2000 as we continue to upgrade and improve our internal systems.

         Non-cash compensation. During the six months ended September 30, 1999, $273,000 was recognized as non-cash compensation expense, while $206,000 was recognized as non-cash compensation expense during the six months ended September 30, 2000. The deferred balance of $694,000 will be recognized over the remaining vesting period of the granted options, approximately two years.

         Amortization of acquisition related costs. In September 1999, NEON acquired various software products and miscellaneous assets from Beyond Software Inc., a privately held company based in Santa Clara, California, for $1.87 million, plus the assumption of certain liabilities. The transaction resulted in goodwill of approximately $2.4 million, which is being amortized on a straight-line basis over five years. Amortization expense related to this transaction of $239,000 was recognized in the six months ended September 30, 2000.

         Interest and other income, net. Interest and other income, net increased $215,000 from $1.1 million for the six months ended September 30, 1999 to $1.3 million for the six months ended September 30, 2000. The increase is due primarily to the increase in yield rates for invested cash for the six months ended September 30, 2000 compared to the prior year period.

         Benefit (provision) for income taxes. The benefit for income taxes for the six months ended September 30, 2000, was $428,000, or 28% of pre-tax losses. The difference between the effective and statutory rates is primarily due to the impact of net operating losses outside the Unites States that were not recognized for the six months ended September 30, 2000.

         The provision for income taxes for the six months ended September 30, 1999, was $1.2 million, or 38% of pre-tax income. The effective and statutory rates were approximately equivalent.

LIQUIDITY AND CAPITAL RESOURCES

         NEON's cash and cash equivalent balance decreased to $28.4 million at September 30, 2000 from $37.1 million at March 31, 2000. This decrease was due primarily to the investment of $8.1 million in marketable securities. At March 31, 2000, NEON had invested $4.6 million in highly liquid marketable securities compared to $12.8 million as of September 30, 2000.

         Net cash provided by operating activities was $421,000 in the six months ended September 30, 2000, while the net cash used in operating activities was $2.0 million in the six months ended September 30, 1999. The additional net cash provided by operating activities during the six months ended September 30, 2000 was primarily the result of decreased balances in NEON's accounts receivable-trade, offset partially by the period's net loss.

         Net cash used by NEON in investing activities was $8.9 million and $28.7 million in the six months ended September 30, 2000 and 1999, respectively. Purchases of marketable securities totaling $8.1 million as well as purchases of property and equipment, including computer software, were the principal uses of investing funds in the six months ended September 30, 2000. The principal investing uses in the six months ended September 30, 1999 were purchases of marketable securities totaling $26.7 million and the acquisition of various software products in September 1999. As of September 30, 2000, NEON had no material commitment for capital expenditures.

         NEON's net cash provided by (used in) financing activities was $208,000 and ($98,000) in the six months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities in the period ending September 30, 2000 was from amounts received from the exercise of employee stock options. For the six months ended September 30, 1999, amounts received from the exercise of employee stock options were more than offset by the cost of shares repurchased by NEON in settlement of payroll tax obligations of employees related to the exercises of these stock options.

         We intend to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, market developments, the costs involved in maintaining and enforcing intellectual property rights, the level and timing of license revenue, and other factors. We believe that our current cash and investment balances and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, it is possible that we may require additional financing within this period. We have no current plans, and we are not currently negotiating, to obtain additional financing. The factors described in this paragraph will affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot ensure that such funding, if needed, will be available to us on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. If we fail to raise capital when needed, our failure could have a negative impact on our operating results and financial condition.

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

         NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $28.4 million at September 30, 2000, and were invested in different types of money market securities. An additional $11.4 million was invested in short-term available-for-sale marketable securities with maturity dates from three months to one year in term, and $1.4 million was invested in available-for-sale marketable securities with maturity dates beyond one year. NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2001.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Please see the discussion in Part I, Note 6 of the "Condensed Notes to Consolidated Financial Statements," which is incorporated by reference in this Part II, Item 1.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - In March 1999, NEON completed the initial public offering of its common stock (the "IPO"). In the IPO, NEON issued and sold 3,041,000 shares for an aggregate price to the public of $45,615,000, and a sole selling stockholder sold 64,000 shares of common stock for an aggregate offering price of $960,000. The IPO was a firm commitment underwriting, and the managing underwriters of the IPO were Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC and the CIBC Oppenheimer Corp. The underwriting discount incurred by NEON relating to the IPO was $3,193,050. Net offering proceeds received by NEON from the IPO were approximately $41.2 million. Approximately $1.0 million of the proceeds received by NEON from the IPO was used to repay existing indebtedness and $1.9 million was used in connection with the September 1999 acquisition of the assets of Beyond Software Inc. An additional $3.5 million was paid to Sterling Software in December 1999 as a nonrefundable advance on future royalties to be earned by Sterling from NEON's sale of certain Sterling products. The remainder of the proceeds from the IPO has been invested in interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - On August 22,
2000, at NEON's Annual Meeting of Stockholders, the holders of the Common Stock of NEON elected Joe Backer and Charles E. Noell III as Class I directors of NEON to serve until the 2003 Annual Meeting of Stockholders. The voting on such matter is set forth below.

         Nominee                         Votes for Each        Votes Against Each     Votes Withheld from Each
                                            Nominee                 Nominee                    Nominee
         Joe Backer                        7,982,927                   -                        12,245
         Charles E. Noell III              7,982,427                   -                        12,745

         In addition, Norris van den Berg, John S. Reiland, George Ellis, Peter Schaeffer, Richard Holcomb and John J. Moores continued their terms as directors of NEON after the Annual Meeting of Stockholders.

         The stockholders also voted to ratify the appointment of KPMG LLP as the independent certified public accountants of NEON for the 2001 fiscal year.

ITEM 5.  OTHER INFORMATION -

         FACTORS THAT MAY AFFECT FUTURE RESULTS

         This report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including the following:

DECREASING DEMAND FOR MAINFRAME PROCESSING CAPACITY COULD ADVERSELY AFFECT REVENUES.

         NEON derives revenues exclusively from software licenses and maintenance services predominately related to mainframe computing systems. Our revenue growth depends on our customers planning to grow their mainframe capacity and continuing to perceive an increasing need to use our existing software products on substantially greater mainframe processing capacity in future periods. In addition, the continued growth of distributed database management systems may have an adverse effect on growth rates for mainframe computing systems. Slower growth in our customers' mainframe processing capacity will adversely affect our revenues.

BECAUSE OUR EXPENSES ARE LARGELY FIXED, AN UNEXPECTED REVENUE SHORTFALL MAY ADVERSELY AFFECT OUR BUSINESS.

         For the three months ended September 30, 2000, we incurred a net loss of $1,270,000. The loss primarily resulted from a shortfall in license revenue. Our expense levels are based primarily on our estimates of future revenue and are largely fixed. We are unable to adjust spending rapidly enough to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue will have a material adverse effect on operating results and could adversely impact our stock price.

BECAUSE WE CANNOT ACCURATELY PREDICT THE AMOUNT AND TIMING OF INDIVIDUAL SALES, OUR QUARTERLY OPERATING RESULTS MAY VARY SIGNIFICANTLY. THIS MAY ADVERSELY IMPACT OUR STOCK PRICE.

         Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Therefore, it is likely that in one or more future quarters our results may fall below the expectations of securities analysts and investors. We operate with no order backlog because our products are shipped and revenue is generally recognized shortly after orders are received. In addition, the amount of revenue associated with sales of our software can vary significantly. In various quarters in the past, we have derived a significant portion of our software license revenues from a small number of relatively large sales. An inability to close one or more large sales that we had expected to close in a particular period could materially adversely affect our operating results for that period. Moreover, we typically realize a majority of our software license revenue in the last few days of a quarter. As a result, delays in the completion of customer orders can shift recognition of a sale from its expected completion period to a future period and cause significant variability in our operating results for any particular period. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance. If our quarterly results do not meet investors' expectations, the trading price of our common stock would be adversely affected.

SEASONAL TRENDS IN SALES OF OUR PRODUCTS MAY AFFECT INVESTORS' EXPECTATIONS REGARDING OUR FINANCIAL PERFORMANCE AND ADVERSELY AFFECT OUR STOCK PRICE.

         Historically, our revenues have generally been stronger in our third and fourth fiscal quarters with a decrease in our first fiscal quarter. The expectations of investors who rely on our third or fourth quarter results in a given year may be adversely impacted if this seasonal trend continues.
We believe that our seasonality is due in part to the calendar year budgeting cycles as well as other buying patterns of our customers. In future periods, we expect that this seasonal trend will continue to cause first fiscal quarter license revenues to decrease from the level achieved in the preceding quarter.

BECAUSE A SIGNIFICANT PERCENTAGE OF OUR REVENUES ARE DERIVED FROM THE SHADOW PRODUCT GROUP, DECREASED DEMAND FOR THIS PRODUCT GROUP COULD ADVERSELY AFFECT OUR BUSINESS.

         Approximately 72% of our revenues for the six months ended September 30, 2000 and approximately 90% of our revenues over fiscal 2000, 1999 and 1998 were derived from our Shadow product group. We anticipate that this product line will continue to account for a substantial amount of our revenue for the foreseeable future. Consequently, our future success will depend on continued market acceptance of the Shadow product line and enhancements thereto. Competition, technological change or other factors could reduce demand for, or market acceptance of, these products and could have a material adverse effect on our business, operating results and financial condition.

REDUCED CUSTOMER RELIANCE UPON MAINFRAME COMPUTERS COULD ADVERSELY AFFECT OUR BUSINESS.

         We are dependent upon the continued use and acceptance of mainframe computers in a computing environment that is increasingly based on distributed platforms, including client/server and Internet-based computing networks. We derive our revenue primarily from our Shadow Direct product which facilitates access to data residing on mainframe computer systems. Decreased use of mainframe computer systems and decreased demand for access to the data, applications and transactions residing on mainframe computers could have a material adverse effect on our business, operating results and financial condition.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

         Our future success depends on the continued service of our executive officers and other key administrative, technical, sales and marketing and support personnel. There is currently a shortage of personnel possessing the technical background necessary to develop, sell and support our products effectively. Competition for skilled personnel is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Hiring and retaining qualified sales, marketing, administrative, research and development and customer support personnel is difficult in our competitive industry. In addition to our direct competitors, we are competing for qualified personnel with start-ups and small companies, many of which are offering significant ownership interests in the form of stock options to attract employees. In competing with start-ups and other high growth companies, our recent stock price performance, with our shares trading well below our average stock price since our initial public offering, has made it more difficult for us to attract and retain employees. Consequently, our growth rates may be limited by our ability to attract qualified personnel.

RISK OF YEAR 2000 RELATED PROBLEMS .

         Subsequent to January 1, 2000, we have not experienced any material failures related to Year 2000; however, there remains a risk that latent Year 2000 problems could affect us or our products. We have tested the ability of our software products to process Year 2000 data without interruption or errors and believe that our products are substantially Year 2000 compliant. Despite these tests, there can be no assurance that undetected errors or defects do not exist that could cause these software products to fail to process Year 2000 data correctly. There is a risk that such undetected errors or defects could surface at a later date, and that customers may assert claims against us for any losses resulting from such errors or defects. To date, we are not aware of any material claims being asserted or made against us related to Year 2000 failures. However, we cannot predict whether or to what extent any legal claims will be brought, or whether we will suffer any liability as a result of any adverse consequences to our customers related to Year 2000 failures.

WE MAY LOSE MARKET SHARE AND BE REQUIRED TO REDUCE PRICES AS A RESULT OF COMPETITION FROM OUR EXISTING COMPETITORS, OTHER VENDORS AND INFORMATION SYSTEMS DEPARTMENTS OF CUSTOMERS.

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

        Our potential field of competitors continues to expand as both organizations and vendors recognize the need for products that permit users to access mainframe-based data and applications for integration with applications on their personal computers that we refer to as eBusiness Integration products, and Enterprise Subsystem Management products. Our Shadow product group competes principally with products that provide the connection between a client application and a server application, database or transaction processing system, known as middleware software products, from established vendors such as IBM, Oracle, Information Builders, BEA Systems, IONA Technologies, New Era of Networks and TSI International Software, and our iWave product group competes with products offered by Webmethods, Vitria Technologies and Crossworlds. Our Enterprise Subsystem Management products face significant competition from BMC Software and IBM. We expect to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. We may also face competition from:

         o Other business application software vendors who may internally develop, or attain through acquisitions and partnerships, middleware and enterprise subsystem management solutions

         o Internal development efforts by corporate information technology departments

         o New entrants to the middleware or enterprise subsystem management markets

WE MAY NOT HAVE THE RESOURCES TO SUCCESSFULLY MANAGE ADDITIONAL GROWTH.

         If NEON is not able to sustain or manage its growth, such inability could have a material adverse effect on our business, operating results and financial condition. In addition, expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. To sustain and manage growth, we must:

         o        Expand our sales, marketing and customer support organizations

         o Invest in the development of enhancements to existing products and new products that meet changing customer needs

         o Further develop our technical expertise so that we can influence and respond to emerging industry standards

         o        Improve our operational processes and management controls

RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR PRODUCTS OBSOLETE.

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

WE MAY BE UNABLE TO ENFORCE OR DEFEND OUR OWNERSHIP AND USE OF PROPRIETARY TECHNOLOGY.

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

LOSS OF CODE-SHARING OR DISTRIBUTOR RIGHTS COULD DIVERT OUR RESOURCES FROM NEW PRODUCT DEVELOPMENT.

         We have code-sharing arrangements with third parties under which we have obtained and used some source code in the development of some of our software products. If any of these agreements are terminated, we could be required to discontinue our use of the acquired code, and we would have to spend time and software development resources to replace that code. Any diversion of these resources could delay our development of new products or product enhancements. In addition, we license our Enterprise Subsystem Management products from Peregrine/Bridge Transfer Corporation pursuant to a distributor agreement with an initial term through March 31, 2004. The license may be terminated by either party in the event of default. The termination of the distributor agreement could have a material adverse effect on our business, operating results and financial condition.

OUR INTERNATIONAL OPERATIONS MAKE US SUSCEPTIBLE TO GLOBAL ECONOMIC FACTORS, FOREIGN TAX LAW ISSUES AND BUSINESS PRACTICES AND CURRENCY FLUCTUATIONS.

         We currently have limited experience in developing local versions of our products and marketing and distributing our products internationally. We have established direct telesales subsidiary offices in Germany and the United Kingdom to market and sell our products in Europe, and have established a telesales subsidiary office in Australia to market and sell our products in that region. We have distributors in Europe, Latin America and the Pacific Rim to market and sell our products in those regions. Our international operations are subject to particular risks, including:

         o        Impact of recessions in economies outside the United States

         o Difficulty in accounts receivable collection and longer collection periods

         o        Cost of enforcement of contractual obligations

         o        Difficulties and costs of managing foreign operations

         o Limited protection for intellectual property rights in some countries

         o        Currency exchange rate fluctuations

         o        Political and economic instability

         o        Potentially adverse tax consequences

         Our international revenues are generally denominated in local currencies. We do not currently engage in currency hedging activities; however, we may implement a program to mitigate foreign currency transaction risk in the future. Future fluctuations in currency exchange rates may adversely affect our revenues from international sales.

USE OF OUR NAME BY OTHERS MAY CAUSE CONFUSION IN THE MARKET.

         A number of organizations, including New Era of Networks, Inc., are utilizing the name "Neon," both alone and in combination with other words, as a trademark, a tradename or both. Any litigation to enforce our right to use the NEON name in our business or to prevent others from using the NEON name would be expensive and time-consuming, would divert management resources and may not be adequate to protect our business. New Era of Networks is also a developer and distributor of middleware and other software products. New Era of Networks has used the acronym "NEON" in its business, is listed on the Nasdaq National Market System under the symbol "NEON" and has sought to obtain federal trademarks for products and services whose names include the word "NEON." We are currently opposing, in the U.S. Patent and Trademark Office, New Era of Networks' application to register "NEONET." New Era of Networks has filed a complaint against NEON in the United States District Court for the District of Colorado seeking (1) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe our rights or constitute unfair competition and (2) cancellation of our federal trademark registration for "NEON." NEON has filed an answer denying the material allegation of that complaint. On February 11, 2000, the judge in the Colorado proceeding advised the parties that the court intends to grant summary judgment for cancellation of the federal trademark registration for the "NEON" mark. If such judgment is entered, it will not affect NEON's right to use the "NEON" mark, which NEON believes is superior to that of New Era of Networks. Discovery related to this litigation has been completed, but no trial date has been set. On June 23, 1999, NEON sued New Era of Networks in District Court in Fort Bend County, Texas, seeking to enjoin New Era of Networks' use of "NEON" as its "nickname," stock symbol or in any manner that does or is likely to cause confusion in the marketplace or dilute the value of NEON's name. This litigation in Fort Bend County, Texas is currently set for trial beginning January 29, 2001. If we should lose any such litigation, we may have to change our name, which also would be expensive and time-consuming and could adversely affect our business. In addition, NEON believes that New Era of Networks' use of the "NEON" symbol on the Nasdaq National Market System creates confusion in the marketplace and may result in variations in our stock price that are attributable to facts or circumstances relating to New Era of Networks.

OUR PRODUCTS MAY CONTAIN UNDETECTED SOFTWARE ERRORS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

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

WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS IF WE DO NOT SUCCESSFULLY UTILIZE SYSTEMS INTEGRATORS OR CONSULTING SERVICE PROVIDERS IN OUR SELLING EFFORTS.

         To date, we have not yet significantly utilized systems integrators or consulting service providers in our selling efforts for our software products. We intend to explore relationships with systems integrators but have little or no experience negotiating agreements with systems integrators and consulting service providers, engaging in joint selling activities with systems integrators and consulting service providers, or providing support to their end-user customers. Our business and sales may be adversely impacted if we fail to enter into agreements with systems integrators and/or consulting service providers or if we fail to successfully and profitably perform our obligations under those agreements. In addition, our revenue could decline if selling our products through systems integrators or consulting service providers results in lower margins per license and those sales replace a substantial portion of our direct sales.

THE COMPLEX TECHNOLOGY OF OUR PRODUCTS SUBJECTS US TO LIABILITY CLAIMS.

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

AS A TECHNOLOGY COMPANY, OUR COMMON STOCK MAY BE SUBJECT TO ERRATIC PRICE FLUCTUATIONS.

        From time to time, the stock market experiences significant price and volume fluctuations, which may affect the market price of our common stock for reasons unrelated to our performance. Recently, such volatility has particularly impacted the stock prices of publicly-traded technology companies. In the past, securities class action litigation has been instituted against a company following periods of volatility in the market price of a company's securities. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business. In addition, the market price of our common stock may be subject to significant fluctuations in response to numerous factors, including:

         o Variations in our annual or quarterly financial results or those of our competitors

         o Changes by financial research analysts in their estimates of our earnings or our failure to meet such estimates

         o Conditions in the economy in general or in the software and other technology industries

         o        Announcements of key developments by competitors

         o        Loss of key personnel

         o        Unfavorable publicity affecting our industry or us

         o        Adverse legal events affecting us

         o        Sales of NEON common stock by stockholders

THE AVAILABILITY OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK FOR SALE COULD ADVERSELY AFFECT ITS MARKET PRICE.

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

OUR OFFICERS AND DIRECTORS CONTROL NEON, AND THESE OFFICERS AND DIRECTORS COULD EFFECTIVELY CONTROL MATTERS SUBMITTED TO OUR STOCKHOLDERS.

         At present, our executive officers and directors and entities affiliated with them beneficially own approximately 46% of our outstanding common stock. As a result, these stockholders, if they act together and obtain the assent of another 5% of our outstanding common stockholders, could control all matters submitted to our stockholders for a vote, including the election of directors and the approval of mergers and other business combination transactions.

PROVISIONS OF OUR CHARTER AND BYLAWS AND DELAWARE LAW COULD DETER TAKEOVER ATTEMPTS.

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

POSSIBLE ADVERSE IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS.

         On April 1, 1998 and 1999 we adopted AICPA SOP 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," respectively. The adoption of these standards did not have a material impact on our financial position or results of operations. Based on our reading and interpretation of these SOPs, we believe that our current sales contract terms and business arrangements have been properly reported. However, the American Institute of Certified Public Accountants and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the Securities and Exchange Commission. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS

         Exhibit 27 - Financial Data Schedule

          (b) REPORTS ON FORM 8-K - NEON did not file any reports on Form 8-K during the second quarter of its fiscal year 2001, which was the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEON SYSTEMS, INC.

Date  November 14, 2000       /s/ JOE BACKER
      -----------------       -------------------------------------------------
                              Joe Backer
                              Chief Executive Officer
                              (Principal executive officer)

Date  November 14, 2000       /s/ STEPHEN ODOM
      -----------------       -------------------------------------------------
                              Stephen Odom
                              President,  Chief  Operating  Officer  and  Chief
                              Financial Officer
                              (Principal financial and accounting officer)

                                  EXHIBIT INDEX


EXHIBIT
  NO.           DESCRIPTION
-------         -----------
  27        Financial Data Schedule