Form 10-Q
period 2000-12-31
NEON SYSTEMS INC
filed 2001-02-14
CIK 1072978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________TO_________

                                ----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding as of February 10, 2001 was 9,515,404.

                               NEON SYSTEMS, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                      INDEX


                                                                              PAGE
                                                                              ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at December 31, 2000 and
         March 31, 2000......................................................... 3

         Consolidated Statements of Operations for the Three and Nine
         Months Ended December 31, 2000 and 1999................................ 4

         Consolidated Statements of Cash Flows for the Nine Months Ended
         December 31, 2000 and 1999............................................. 5

         Condensed Notes to Consolidated Financial Statements................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................. 9

Item 3.  Quantitative and Qualitative Disclosures About Market                  15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................................16

Item 2.  Changes in Securities and Use of Proceeds..............................16

Item 3.  Defaults Upon Senior Securities........................................16

Item 4.  Submission of Matters to a Vote of Security Holders....................16

Item 5.  Other Information......................................................16

Item 6.  Exhibits and Reports on Form 8-K.......................................22

SIGNATURES......................................................................23

PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       DECEMBER 31, 2000     MARCH 31, 2000
                                                       -----------------    ----------------
                                                         (UNAUDITED)


                                         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                            $     32,049,688    $     37,120,342
   Short-term investments                                      7,605,861           1,977,500
   Accounts receivable                                         6,250,970           9,602,979
   Taxes receivable                                            1,418,931                  --
   Deferred income taxes                                         627,585             712,948
   Other current assets                                        1,227,061             658,326
                                                        ----------------    ----------------
      Total current assets                                    49,180,096          50,072,095
                                                        ----------------    ----------------

Property and equipment, net                                    2,214,152           1,894,795
Marketable securities                                            683,186           2,660,267
Intangible assets, net                                         6,137,950           2,146,764
Other assets                                                     891,539           3,726,236
                                                        ----------------    ----------------
       Total assets                                     $     59,106,923    $     60,500,157
                                                        ================    ================

 LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                     $        841,112    $        452,450
   Accrued expenses                                            3,918,105           2,405,571
   Taxes payable                                                      --             318,534
   Deferred maintenance revenue                                5,284,362           5,466,000
                                                        ----------------    ----------------
      Total current liabilities                               10,043,579           8,642,555
                                                        ----------------    ----------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value. Authorized
  10,000,000 shares; no shares issued and outstanding                 --                  --
Common stock, $.01 par value. Authorized
  30,000,000 shares; 9,500,982 and 9,005,584 shares
  issued and  outstanding at December 31, 2000 and
  March 31, 2000, respectively                                    95,010              90,056
Additional paid-in capital                                    50,574,026          46,697,813
Accumulative other comprehensive income (loss)                  (383,724)           (155,221)
Unearned portion of deferred compensation                     (1,058,943)           (899,377)
Retained earnings (deficit)                                     (163,025)          6,124,331
                                                        ----------------    ----------------
       Total stockholders' equity                             49,063,344          51,857,602
Commitments and contingencies (Note 6)
       Total liabilities and stockholders' equity       $     59,106,923    $     60,500,157
                                                        ================    ================


     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED DECEMBER 31,          NINE MONTHS ENDED DECEMBER 31,
                                                  ------------------------------------    ------------------------------------
                                                        2000                 1999                2000                1999
                                                  ----------------    ----------------    ----------------    ----------------

Revenues:
   License                                        $      4,230,981    $      7,223,506    $     13,168,644    $     16,024,660
   Maintenance                                           2,156,135           1,695,223           6,522,025           5,039,200
                                                  ----------------    ----------------    ----------------    ----------------
     Total revenues                                      6,387,116           8,918,729          19,690,669          21,063,860

Cost of revenues:
   Cost of licenses                                        839,079             693,856           2,089,003           1,104,108
   Cost of maintenance                                     583,746             556,852           1,739,886           1,192,294
                                                  ----------------    ----------------    ----------------    ----------------
     Total cost of revenues                              1,422,825           1,250,708           3,828,889           2,296,402
                                                  ----------------    ----------------    ----------------    ----------------

Gross profit                                             4,964,291           7,668,021          15,861,780          18,767,458
                                                  ----------------    ----------------    ----------------    ----------------

Operating expenses:
  Sales and marketing                                    3,900,957           3,277,603          11,234,371           8,167,237
  Research and development                               2,193,790           1,599,062           6,064,231           4,116,196
  General and administrative                             5,639,909             975,478           7,965,918           2,699,642
  Amortization of acquisition-related                      119,499             116,765             358,028             116,765
                                                  ----------------    ----------------    ----------------    ----------------
costs
   Total operating expenses                             11,854,155           5,968,908          25,622,548          15,099,840
                                                  ----------------    ----------------    ----------------    ----------------

Operating income (loss)                                 (6,889,864)          1,699,113          (9,760,768)          3,667,618

Interest income                                            621,952             596,995           1,948,471           1,736,525
Interest expense                                            (1,871)               (396)             (6,140)             (1,797)
Other, net                                                      --             (41,476)              6,153             (66,564)
                                                  ----------------    ----------------    ----------------    ----------------
   Income (loss) before income taxes                    (6,269,783)          2,254,236          (7,812,284)          5,335,782

Benefit (provision) for income taxes                     1,096,931            (803,252)          1,524,931          (1,974,239)
                                                  ----------------    ----------------    ----------------    ----------------
   Net income (loss)                              $     (5,172,852)   $      1,450,984    $     (6,287,353)   $      3,361,543
                                                  ================    ================    ================    ================

Earnings (loss) per share:
   Basic                                          $          (0.55)   $           0.16    $          (0.67)   $           0.38
                                                  ================    ================    ================    ================

   Diluted                                        $          (0.55)   $           0.14    $          (0.67)   $           0.32
                                                  ================    ================    ================    ================

Shares used in computing earnings per share:
   Basic                                                 9,490,669           8,949,989           9,405,295           8,890,762
                                                  ================    ================    ================    ================
   Diluted                                               9,490,669          10,403,910           9,405,295          10,481,666
                                                  ================    ================    ================    ================



     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                   NINE MONTHS ENDED DECEMBER 31,
                                                   ------------------------------
                                                         2000            1999
                                                   -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ (6,287,353)   $  3,361,543
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
     Depreciation and amortization                       963,802         307,544
     Deferred tax benefit (expense)                       85,363        (159,960)
     Non-cash compensation expense                     3,498,434         730,397
     Increase (decrease) in cash resulting
       from changes in operating assets and
       liabilities:
       Accounts receivable                             3,352,009      (2,997,399)
       Other current assets                             (568,735)       (234,644)
       Accrued expenses                                1,512,534      (1,238,375)
       Accounts payable                                  388,662         168,611
       Other non-current assets                         (552,917)     (3,485,242)
       Taxes payable (receivable)                     (1,737,465)        743,726
       Deferred maintenance revenue                     (181,638)      1,383,618
                                                    ------------    ------------
Net cash provided by (used in) operating
  Activities                                             472,696      (1,420,181)
                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                  (3,625,056)     (8,189,964)
  Acquisition of intangibles                          (1,000,000)     (1,870,000)
  Purchases of furniture and equipment                  (886,734)       (609,312)
                                                    ------------    ------------

Net cash used in investing activities                 (5,511,790)    (10,669,276)
                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercises of stock options               223,167          86,282
  Shares purchased for  treasury                              --        (140,486)
                                                    ------------    ------------
Net cash used in financing activities                    223,167         (54,204)
                                                    ------------    ------------

Net decrease in cash and cash equivalents             (4,815,927)    (12,143,661)
Effect of exchange rate changes on cash                 (254,727)        (33,027)
Cash and cash equivalents at beginning of period      37,120,342      45,400,015
                                                    ------------    ------------


Cash and cash equivalents at end of period          $ 32,049,688    $ 33,223,327
                                                    ============    ============

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes        $     77,005    $  1,395,147
                                                    ============    ============
Cash paid during the period for interest            $      6,140    $         --
                                                    ============    ============


     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Operating results for interim periods are not necessarily indicative of results for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in NEON's audited financial statements for the fiscal year ended March 31, 2000 which are included in NEON's Form 10-K for the fiscal year ended March 31, 2000.

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

    A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:


                                            THREE MONTHS ENDED DECEMBER 31,      NINE MONTHS ENDED DECEMBER 31,
                                          ----------------------------------   ----------------------------------
                                                2000               1999              2000               1999
                                          ---------------    ---------------   ---------------    ---------------

Net income (loss)                         $    (5,172,852)   $     1,450,984   $    (6,287,353)   $     3,361,543
                                          ===============    ===============   ===============    ===============
Weighted average number of common
  shares outstanding during the period:
Basic                                           9,490,669          8,949,989         9,405,295          8,890,762
Dilutive stock options                                 --          1,453,921                --          1,590,904
                                          ---------------    ---------------   ---------------    ---------------
Diluted                                         9,490,669         10,403,910         9,405,295         10,481,666
                                          ===============    ===============   ===============    ===============

Income (loss) per common share:
  Basic                                   $         (0.55)   $          0.16   $         (0.67)   $          0.38
                                          ===============    ===============   ===============    ===============
  Diluted                                 $         (0.55)   $          0.14   $         (0.67)   $          0.32
                                          ===============    ===============   ===============    ===============


    In the period April 1, 2000 through December 31, 2000 options to purchase 495,398 shares of common stock at exercise prices of $0.20 to $13.00 per share were exercised. At December 31, 2000, there were options outstanding to purchase 2,528,470 shares of common stock with a weighted-average exercise price of $ 11.09.

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

    The following is a summary of marketable securities classified as "available-for-sale" securities as required by FASB 115:


                            DECEMBER 31, 2000    MARCH 31, 2000
                            -----------------   -----------------

Debt Securities:
  Cost                      $       8,309,190   $       4,684,103
  Gross unrealized losses              20,143             (46,336)
                            -----------------   -----------------
   Estimated fair value     $       8,289,047   $       4,637,767
                            =================   =================

    The amortized cost and estimated fair value based on published closing prices of securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.


                                                      AS OF DECEMBER 31, 2000
                                                ---------------------------------
                                                                   ESTIMATED FAIR
                                                      COST              VALUE
                                                ---------------   ---------------

Available-for-sale:
  Due in one year or less                       $     7,620,898   $     7,605,861
  Due one year through five years                       688,292           683,186

NOTE 4--INCOME TAXES

    The benefit for income taxes for the nine months ended December 31, 2000, was $1,525,000, or 20% of pre-tax losses. The difference between the effective rate and the statutory rate is primarily due to a non-recurring charge for changes made to options previously granted and the impact of net operating losses outside the United States. NEON has not recognized a tax benefit for either of these items in the nine months ended December 31, 2000.

    The provision for income taxes for the nine months ended December 31, 1999, was $2.0 million, or 37% of pre-tax income. The effective and statutory tax rates are approximately equivalent.

NOTE 5--SEGMENT REPORTING

    NEON considers its business activities to be in a single segment. During the three-month period ended December 31, 1999, NEON had two customers that individually accounted for 10% of total revenue and two additional customers that individually accounted for 11% of total revenue. During the three-month period ended December 31, 2000, NEON had two customers that accounted for 17% and 19%, respectively, of total revenue. During the nine-month period ended December 31, 1999, no single customer accounted for more than 10% of total revenues. NEON had two customers in the nine-month period ended December 31, 2000, that represented 11% and 16% of total revenues, respectively.

    The table below summarizes revenues by geographic region.



                      THREE MONTHS ENDED DECEMBER 31,  NINE MONTHS ENDED DECEMBER 31,
                      --------------   -------------   -------------   --------------
                            2000            1999            2000            1999
                      --------------   -------------   -------------   --------------

Revenues:
North America          $   5,769,649   $   7,201,384   $  17,425,714   $  16,755,867
Europe                       617,467       1,717,345       2,264,955       4,307,993
                       -------------   -------------   -------------   -------------
                       $   6,387,116   $   8,918,729   $  19,690,669   $  21,063,860
                       =============   =============   =============   =============

NOTE 6- - NONRECURRING CHARGES

    During the three months ended December 31, 2000, NEON took charges totaling approximately $3.8 million related to the departure of various employees and other related personnel costs. A majority of these charges ($3.2 million) is the result of changes made to options previously granted to the former chief executive officer and chief financial officer upon their resignations in December 2000 and October 2000, respectively. These charges were based on the fair value of those options at the date of the modification and are non-cash in nature. The remaining portion of these charges consists of severance and other employee related costs that will be paid out over the next twelve months.

Note 7 - -OTHER ASSETS

    In December 1999, NEON entered into an agreement with Sterling Software, which was subsequently acquired by Computer Associates, Inc., which granted NEON the right to use, reproduce, copy and sell certain products. As consideration for this agreement, NEON made a nonrefundable advance of $3.5 million for the future royalties to be earned by Computer Associates from sales made by NEON of $14 million of such products. NEON also acquired an option to purchase the intellectual property underlying such products at any time through December 30, 2000 for $1 million. In October 2000, NEON exercised its option to purchase the intellectual property. The purchase was completed on December 21, 2000 and the total unamortized consideration was recorded as an intangible asset and is being amortized over 5 years on the straight-line method.

NOTE 8--CONTINGENCIES

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

    On June 23, 1999, NEON sued New Era of Networks in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" was in violation of Texas law concerning tradenames and trademarks. In this litigation, NEON seeks to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace, or to dilute the meaning or value of NEON's name. This litigation in Fort Bend County, Texas is currently set for trial beginning May 14, 2001. NEON's claims are based upon its prior and continuous use of "NEON" as its corporate name. NEON believes that it has superior rights to use "NEON" and that New Era of Networks' use of NEON is causing confusion in the marketplace. This and any other litigation to enforce NEON's right to use the NEON name in NEON's business or to prevent others from using the NEON name may be expensive and time-consuming, may divert management resources and may not be adequate to protect NEON's business. If NEON should lose any such litigation, it may have to change its name, which also would be expensive and time-consuming and could adversely affect NEON's business.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this report on Form 10-Q. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and entail various risks and uncertainties such as our plans, objectives, expectations and intentions. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth below in Part II, Item 5 under "Factors that May Affect Future Results." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terms.

RECENT EVENTS

         During the three months ended December 31, 2000, NEON took charges of approximately $3.8 million related to the departure of various employees and other related personnel costs. The majority of this charge, $3.2 million, is the result of changes made to options previously granted to the former chief executive officer and chief financial officer upon their resignations in December and October 2000, respectively. These charges were based on the fair value of those options at the date of the modification and are non-cash in nature. The remaining portion of the charges consists of severances and other related employee costs that will be paid out over the next twelve months.

         In December 1999, NEON entered into an agreement with Sterling Software, which was subsequently acquired by Computer Associates, Inc., which grants NEON the rights to use, reproduce, copy and sell certain products. As consideration for this agreement, NEON made a nonrefundable advance of $3.5 million for the future royalties to be earned by Computer Associates from sales made by NEON of $14 million of such products. NEON also acquired an option to purchase the intellectual property underlying such products at any time through December 30, 2000 for $1 million. In October 2000, NEON exercised its option to purchase the intellectual property. The purchase was completed on December 21, 2000 and the total unamortized consideration was recorded as an intangible asset and is being amortized over 5 years on the straight-line method.

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

    NEON derives revenue from software licenses and maintenance services. Historically, NEON's Shadow product line has generated substantially all of NEON's revenue. License fees, which are based upon the number and capacity of servers as well as the number of client users, are generally due upon license grant and include a one-year maintenance period. The sales process typically takes approximately nine months. After the initial year of license, NEON provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee. Any factors adversely affecting the pricing of, demand for or market acceptance of, our products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition.

    Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4) and Statement of Position 98-9 (SOP 98-9). NEON adopted SOP 97-2 effective July 1, 1997, SOP 98-4 effective March 31, 1998 and SOP 98-9 effective April 1, 1999. NEON believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4 and SOP 98-9. Revenues from software license sales are recognized when all of the following conditions are met: a non-cancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; no other significant vendor obligations exist; and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. License revenues generally include software maintenance agreements for the first year following the date of sale. In such cases, revenues are allocated between licenses fees and maintenance revenues based on NEON specific evidence. Revenues from first-year maintenance agreements and separately priced software maintenance agreements for subsequent years are deferred and recognized ratably on a straight-line basis over the maintenance period.

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

    Since NEON's inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. We anticipate that our operating expenses will increase in the future as we increase our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden our technical support and improve our operational and financial systems. Accordingly, we will need to increase our quarterly revenue to generate operating profits. In addition, a significant portion of our quarterly revenue is historically recorded at the end of each quarter. Consequently, it is difficult for us to predict future operating results and, accordingly, there can be no assurance in future quarters that we will achieve or sustain revenue growth and/or return to profitability.

    In the nine months ended December 31, 1999 and 2000, revenue outside of North America was approximately 20% and 12%, respectively, of our total revenue. We anticipate that international revenue will increase as a percentage of total revenue in the future as compared to the period ended December 31, 2000. A majority of NEON's sales are generally denominated in United States dollars and as a result our current exposure to foreign exchange fluctuations is currently limited. As our international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase.

    In view of the rapidly changing nature of our business and the current weakness in the mainframe software market, we believe that period to period comparisons of our revenue and operating results are not necessarily meaningful and should not be relied upon as indications of our future performance. Further, we do not believe that historical growth rates are necessarily representative of our future growth potential.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:


                                   THREE MONTHS ENDED DECEMBER 31,  NINE MONTHS ENDED DECEMBER 31,
                                   -------------------------------  ------------------------------
                                       2000               1999           2000           1999
                                   ------------       ------------  -----------    ---------------

Revenues:
   License                               66%               81%            67%           76%
   Maintenance                           34                19             33            24
                                       ----              ----           ----          ----
      Total revenues                    100               100            100           100
Cost of revenues:
   Cost of licenses                      13                 8             10             5
   Cost of maintenance                    9                 6              9             6
                                       ----              ----           ----          ----
      Total cost of revenues             22                14             19            11
                                       ----              ----           ----          ----
Gross profit                             78                86             81            89
Operating expenses:
   Sales and marketing                   61                37             57            39
   Research and development              34                18             31            20
   General and administrative            88                11             40            13
   Amortization of acquisition            2                 1              2             1
                                       ----              ----           ----          ----
related costs
      Total operating expenses          186                67            130            72
                                       ----              ----           ----          ----
Operating income (loss)                (108)               19            (50)           17
Interest and other, net                  10                 6             10             8
                                       ----              ----           ----          ----
Income (loss) before income taxes       (98)               25            (40)           25
Benefit (provision) for income taxes     17                (9)             8            (9)
                                       ----              ----           ----          ----
Net income (loss)                       (81)%              16%           (32)%          16%
                                       ====              ====           ====          ====


THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

REVENUES

    Total revenues. NEON's revenues decreased $2.5 million or 28% from $8.9 million for the three months ended December 31, 1999 to $6.4 million for the three months ended December 31, 2000. This reduction in total revenue was due to an overall weakness in the mainframe software market that resulted in a decrease in the amount of licenses sold during the three months ended December 31, 2000. During the three-month period ended December 31, 1999, NEON had two customers which individually accounted for 10% and two additional customers which individually accounted for 11% of total revenue. During the three-month period ended December 31, 2000, NEON had two customers that accounted for 17% and 19%, respectively, of total revenue.

    License. License revenues decreased $3 million or 41% from $7.2 million for the three months ended December 31, 1999 to $4.2 million for the three months ended December 31, 2000. This reduction in license revenue was due to an overall weakness in the mainframe software market that resulted in a decrease in the amount of licenses sold during the three months ended December 31, 2000. License revenues for the three months ended December 31, 1999 and 2000 include $1 million and $1.2 million, respectively, attributable to a two-year software distribution agreement with BMC Software entered into in October 1999, in connection with NEON's settlement of a lawsuit originally filed by BMC Software.

    Maintenance. Maintenance revenues increased $461,000 or 27% from $1.7 million for the three months ended December 31, 1999 to $2.2 million for the three months ended December 31, 2000. This increase resulted primarily from the increase in NEON's cumulative installed base of customers.

COST OF REVENUES

    Cost of licenses. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues. Cost of license revenues increased $145,000 or 21% from $694,000, or 10% of license revenues, for the three months ended December 31, 1999 to $839,000, or 20% of license revenues, for the three months ended December 31, 2000. The increase in the cost of license revenue as a percentage of license revenue was primarily attributable to the overall reduction in license revenue. The absolute dollar increase in the cost of license revenue is the result of a larger percentage of the product mix having associated royalty cost for the period ended December 31, 2000.

    Cost of maintenance. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support department. Cost of maintenance revenues was relatively consistent for the three-month periods ending December 31, 1999 and 2000.

OPERATING EXPENSES

    Sales and marketing. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. These expenses increased $623,000 or 19% from $3.3 million, or 37% of total revenues, for the three months ended December 31, 1999 to $3.9 million, or 61% of total revenues, for the three months ended December 31, 2000. The dollar increase includes approximately $375,000 in increased cost of NEON's international sales offices due to the addition of personnel, $500,000 in increased compensation expenses incurred in the hiring of additional North American sales and marketing personnel, $200,000 in increased marketing program cost, as well as a $450,000 decrease in international agent commissions. The increase in sales and marketing expense as a percentage of revenue is due primarily to the reduction in total revenue for the period ended December 31, 2000.

    Research and development. Research and development expenses include salaries, bonuses and benefits for product development and product documentation personnel and the computer hardware, software and telecommunication expenses associated with these personnel. Research and development expenses increased $595,000 or 37% from $1.6 million, or 18% of total revenues, for the three months ended December 31, 1999 to $2.2 million, or 34% of total revenues, for the three months ended December 31, 2000. The dollar increase includes $295,000 in one-time retention bonuses earned in December 2000 and a $300,000 increase in compensation costs and the computer hardware, software and telecommunication expenses related to increased staffing. The increase in percentage of total revenue is primarily due to the one-time retention bonuses earned in December 2000 and a reduction in total revenue generated in the three months ended December 31, 2000. We expect research and development expenses to increase in absolute dollar amounts as we continue to expand our existing product line and develop new products.

    General and administrative. General and administrative expenses include salaries, personnel and related costs for NEON's executive, financial, legal and administrative staff. General and administrative expenses were unchanged for the three months ended December 31, 2000 compared to the three months ended December 31, 1999, excluding $4.5 million from nonrecurring charges during the three months ended December 31, 2000. The nonrecurring charges consisted of a $3.8 million charge related to the departure of certain personnel, a $400,000 charge for the cost of strategic consulting projects and a $250,000 realized foreign currency loss. NEON anticipates that general and administrative expenses will increase in absolute dollars as we continue to upgrade and improve our internal systems.

    Non-cash compensation. During the three months ended December 31, 1999, $458,000 was recognized as non-cash compensation expense related to NEON's initial public offering, while $101,000 was recognized as non-cash compensation expense during the three months ended December 31, 2000. The remaining deferred balance of $590,000 will be recognized over the remaining vesting period of the granted options, approximately two years. In December 2000, NEON recorded $3.2 million in non-cash compensation due to changes made to options previously granted. Additionally, NEON recorded a deferred compensation charge of $509,000 related to a restricted stock grant. This charge will be amortized over the vesting period of four years.

    Amortization of acquisition related costs. In September 1999 we acquired various software products and miscellaneous assets from Beyond Software Inc., a privately held company based in Santa Clara, California, for $1.87 million, plus the assumption of certain liabilities. The transaction resulted in goodwill of approximately $2.4 million, which is being amortized on a straight-line basis over five years. Amortization expense related to this transaction of $117,000 and $119,000 was recognized in the three months ended December 31, 1999 and 2000, respectively.

    Interest and other income, net. Interest income, net was flat for the three months ended December 31, 1999 compared to the three months ended December 31, 2000.

    Benefit (provision) for income taxes. The benefit for income taxes for the three months ended December 31, 2000, was $1.1 million, or 17% of pre-tax losses. The difference between the effective and statutory rates is primarily due to a non-recurring charge for changes made to options previously granted and the impact of net operating losses outside the United States. NEON has not recognized the tax benefit for either item in the three months ended December 31, 2000.

    The provision for income taxes for the three-months ended December 31, 1999, was $803,000, or 36 % of pre-tax income. The effective and statutory rates were approximately equivalent.

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999

REVENUES

    Total revenues. NEON's revenues decreased $1.4 million or 7% from $21.1 million for the nine months ended December 31, 1999 to $19.7 million for the nine months ended December 31, 2000. During the nine-month period ended December 31, 1999, no single customer accounted for more than 10% of total revenues. NEON had two customers in the nine-month period ended December 31, 2000, that represented 11% and 16% of total revenues, respectively.

    License. License revenue decreased $2.9 million or 18% from $16.0 million for the nine months ended December 31, 1999 to $13.2 million for the nine months ended December 31, 2000. The decrease in license revenue is primarily due to an overall weakness in the mainframe software market since December 31, 1999. License revenues include $1 million and $3.2 million for the nine months ended December 31, 1999 and 2000, respectively, attributable to a two-year software distribution agreement with BMC Software entered into in October 1999 in connection with NEON's settlement of a lawsuit originally filed by BMC Software.

    Maintenance. Maintenance revenues increased $1.5 million or 29% from $5.0 million for the nine months ended December 31, 1999 to $6.5 million for the nine months ended December 31, 2000. This increase resulted primarily from the increase in NEON's cumulative installed base of customers.

COST OF REVENUES

    Cost of licenses. Cost of license revenues increased $985,000 or 89% from $1.1 million, or 7% of license revenues, for the nine months ended December 31, 1999 to $2.1 million, or 16% of license revenues, for the nine months ended December 31, 2000. The increase in the cost of license revenues was attributable to a change in product mix that resulted in additional royalty cost during the period ended December 31, 2000 when compared to the prior year. Cost of license revenue is expected to decrease over time as license revenue increases and as ebusiness software solutions become a higher percentage of the product mix. There are no assurances that NEON will be able to successfully increase the percentage of its product mix that is made up of its ebusiness software solutions as the market for such products is highly competitive and some of those competitors are more established and have greater resources than NEON.

    Cost of maintenance. Cost of maintenance revenues increased $548,000 or 46% from $1.2 million, or 24% of maintenance revenues, for the nine months ended December 31, 1999 to $1.7 million, or 27% of maintenance revenues, for the nine months ended December 31, 2000. The dollar and percentage increases were due principally to the increase in the number of personnel required to provide maintenance services to NEON's growing installed customer base.

OPERATING EXPENSES

    Sales and marketing. Sales and marketing expenses increased $3.1 million or 38% from $8.2 million, or 39% of total revenues, for the nine months ended December 31, 1999 to $11.2 million, or 57% of total revenues, for the nine months ended December 31, 2000. The dollar increase includes approximately $900,000 in increased cost of the international sales offices due to the addition of personnel and marketing programs, $1.6 million in increased compensation expenses incurred in the hiring of additional North American sales and marketing personnel, and $600,000 in increased marketing program cost. The increase in sales and marketing expense as a percentage of revenue is primarily due to the reduction in total revenue for the period ended December 31, 2000.

    Research and development. Research and development expenses increased $1.9 million or 47% from $4.1 million, or 20% of total revenues, for the nine months ended December 31, 1999 to $6.1 million, or 31% of total revenues, for the nine months ended December 31, 2000. The dollar increase results primarily from a $1.4 million increase in compensation costs and the computer hardware, software and telecommunication expenses related to increased staffing, a $260,000 increase in contract labor cost, and $295,000 in one-time retention bonuses earned in December 2000. Research and development expenses are expected to increase in absolute dollar amounts from the level experienced in the nine months ended December 31, 2000 as we continue to expand our existing product line and develop new products.

    General and administrative. General and administrative expenses increased $804,000 or 30% from $2.7 million, or 13% of total revenues, for the nine months ended December 31, 1999 to $3.5 million, or 18% of total revenues, for the nine months ended December 31, 2000, excluding $4.5 million from nonrecurring charges during the nine months ended December 31, 2000. The nonrecurring charges consisted of $3.8 million for charges related to the departure of certain personnel, a $400,000 charge for the cost of strategic consulting projects and a $250,000 realized foreign currency loss. The dollar increase, excluding nonrecurring charges, results from a $300,000 increase in compensation costs and the computer hardware, software and telecommunication expenses related to increased staffing, a $200,000 increase in legal cost associated with litigation, and $300,000 increase in rent expense due to expansion of office facilities. NEON anticipates that recurring general and administrative expenses will continue to increase in absolute dollars from the level experienced in the nine months ended December 31, 2000 as we continue to upgrade and improve our internal systems.

    Non-cash compensation. During the nine months ended December 31, 1999, $730,000 was recognized as non-cash compensation expense related to NEON's initial public offering, while a $303,000 was recognized as non-cash compensation expense during the nine months ended December 31, 2000. The remaining deferred balance of $590,000 will be recognized over the remaining vesting period of the granted options, approximately two years. In December 2000, NEON recorded $3.2 million in non-cash compensation due to changes made to options previously granted. Additionally, NEON recorded a deferred compensation charge of $509,000 related to a restricted stock grant to an executive. This charge will be amortized over the vesting period of four years.

    Amortization of acquisition related costs. In September 1999, NEON acquired various software products and miscellaneous assets from Beyond Software Inc., a privately held company based in Santa Clara, California, for $1.87 million, plus the assumption of certain liabilities. The transaction resulted in goodwill of approximately $2.4 million, which is being amortized on a straight-line basis over five years. Amortization expense related to this transaction of $117,000 and $358,000 was recognized in the nine months ended December 31, 1999 and 2000, respectively.

    Interest and other income, net. Interest and other income, net increased $135,000 from $1.7 million for the nine months ended December 31, 1999 to $1.9 million for the nine months ended December 31, 2000. The increase is due primarily to the increase in yield on invested cash for the nine months ended December 31, 2000 compared to the prior year period.

    Benefit (provision) for income taxes. The benefit for income taxes for the nine months ended December 31, 2000, was $1.5 million, or 20% of pre-tax losses. The difference between the effective and statutory rates is primarily due to a non-recurring charge for changes made to options previously granted and the impact of net operating losses outside the United States. NEON has not recognized the tax benefit for either item in the nine months ended December 31, 2000.

    The provision for income taxes for the nine months ended December 31, 1999, was $2.0 million, or 37% of pre-tax income. The effective and statutory rates were approximately equivalent.

LIQUIDITY AND CAPITAL RESOURCES

    NEON's cash and cash equivalent balance decreased to $32.1 million at December 31, 2000 from $37.1 million at March 31, 2000. This decrease was due primarily to the investment of $5 million in marketable securities. At March 31, 2000, NEON had invested $4.6 million in highly liquid marketable securities compared to $8.3 million as of December 31, 2000.

    Net cash provided by operating activities was $473,000 in the nine months ended December 31, 2000, while the net cash used in operating activities was $1.4 million in the nine months ended December 31, 1999. The additional net cash provided by operating activities during the nine months ended December 31, 2000 was primarily the result of decreased balances in NEON's accounts receivable-trade, increases in accrued liabilities and offset by the period's net loss.

    Net cash used by NEON in investing activities was $5.5 million and $10.7 million in the nine months ended December 31, 2000 and 1999, respectively. Purchases of marketable securities totaling $3.6 million, $1 million payment to complete the purchase of certain software products and related intellectual property from Computer Associates, and $900,000 in purchases of property and equipment, including computer software, were the principal uses of investing funds in the nine months ended December 31, 2000. The principal investing uses in the nine months ended December 31, 1999 were purchases of marketable securities totaling $8.2 million and the acquisition of various software products from Beyond Software in September 1999. As of December 31, 2000, NEON had no material commitment for capital expenditures.

    NEON's net cash provided by (used in) financing activities was $223,000 and ($54,000) in the nine months ended December 31, 2000 and 1999, respectively. Net cash provided by financing activities in the period ending December 31, 2000 was from amounts received from the exercise of employee stock options. For the nine months ended December 31, 1999, amounts received from the exercise of employee stock options were more than offset by the cost of shares repurchased by NEON in settlement of payroll tax obligations of employees related to the exercises of these stock options.

    We intend to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, market developments, the costs involved in maintaining and enforcing intellectual property rights, the level and timing of license revenue, and other factors. We believe that our current cash and investment balances and any cash generated from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, it is possible that we may require additional financing within this period. We have no current plans, and we are not currently negotiating, to obtain additional financing. The factors described in this paragraph will affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot ensure that such funding, if needed, will be available to us on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. If we fail to raise capital when needed, our failure could have a negative impact on our operating results and financial condition.

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

    NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $32 million at December 31, 2000, and were invested in different types of money market securities. An additional $7.6 million was invested in short-term available-for-sale marketable securities with maturity dates from three months to one year in term, and $683,000 was invested in available-for-sale marketable securities with maturity dates beyond one year. NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2001.

    In December 2000, NEON had a realized foreign currency loss of $250,000. At December 31, 2000, NEON does not have any cash positions that would result in foreign currency income or loss.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Please see the discussion in Part I, Note 8 of the "Condensed Notes to Consolidated Financial Statements," which is incorporated by reference in this Part II, Item 1.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - In March 1999, NEON completed the initial public offering of its common stock (the "IPO"). In the IPO, NEON issued and sold 3,041,000 shares for an aggregate price to the public of $45,615,000, and a sole selling stockholder sold 64,000 shares of common stock for an aggregate offering price of $960,000. The IPO was a firm commitment underwriting, and the managing underwriters of the IPO were Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC and the CIBC Oppenheimer Corp. The underwriting discount incurred by NEON relating to the IPO was $3,193,050. Net offering proceeds received by NEON from the IPO were approximately $41.2 million. Approximately $1.0 million of the proceeds received by NEON from the IPO was used to repay existing indebtedness and $1.9 million was used in connection with the September 1999 acquisition of the assets of Beyond Software Inc. An additional $4.5 million was paid to Computer Associates, Inc. through December 2000 to pay certain software product royalties and to purchase certain software products and intellectual property rights. The remainder of the proceeds from the IPO has been invested in interest-bearing, investment-grade securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES .

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - Not applicable.

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

BECAUSE OUR EXPENSES ARE LARGELY FIXED, AN UNEXPECTED REVENUE SHORTFALL MAY ADVERSELY AFFECT OUR BUSINESS.

    For the three months ended December 31, 2000, we incurred a net loss of $5.2 million. The loss primarily resulted from a shortfall in license revenue and nonrecurring charges. Our expense levels are based primarily on our estimates of future revenue and are largely fixed. We are unable to adjust spending rapidly enough to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue will have a material adverse effect on operating results and could adversely impact our stock price.

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

    Approximately 70% of our revenues for the nine months ended December 31, 2000 and approximately 90% of our revenues over fiscal 2000, 1999 and 1998 were derived from our Shadow product group. We anticipate that this product line will continue to account for a substantial amount of our revenue for the foreseeable future. Consequently, our future success will depend on continued market acceptance of the Shadow product line and enhancements thereto. Competition, technological change or other factors could reduce demand for, or market acceptance of, these products and could have a material adverse effect on our business, operating results and financial condition.

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

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

    Our future success depends on the continued service of our executive officers and other key administrative, technical, sales and marketing and support personnel. There is currently a shortage of personnel possessing the technical background necessary to develop, sell and support our products effectively. Competition for skilled personnel is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Qualified sales, marketing, administrative, research and development and customer support personnel are difficult to hire and retain in our competitive industry. In addition to our direct competitors, we are competing for qualified personnel with start-ups and small companies, many of which are offering significant ownership interests in the form of stock options to attract employees. In competing with start-ups and other high growth companies, our recent stock price performance, with our shares trading well below our average stock price since our initial public offering, has made it more difficult for us to attract and retain employees. Consequently, our growth rates may be limited by our ability to attract qualified personnel.

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

    Our potential field of competitors continues to expand as both organizations and vendors recognize the need for products that permit users to access mainframe-based data and applications for integration with applications on their personal computers that we refer to as eBusiness Integration products, and Enterprise Subsystem Management products. Our Shadow product group competes principally with products that provide the connection between a client application and a server application, database or transaction processing system, generally known as middleware software products, from established vendors such as IBM, Oracle, Information Builders, BEA Systems, IONA Technologies, New Era of Networks and TSI International Software, and our iWave product group competes with products offered by Webmethods, Vitria Technologies and Crossworlds. Our Enterprise Subsystem Management products face significant competition from BMC Software and IBM. We expect to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. We may also face competition from:

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

     o Invest in the development of enhancements to existing products and new products that meet changing customer needs

     o Further develop our technical expertise so that we can influence and respond to emerging industry standards

     o    Improve our operational processes and management controls

RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR PRODUCTS OBSOLETE.

    Our markets are characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer requirements and evolving industry standards. The introduction of new products embodying new technologies and the emergence of new industry standards could render our existing products obsolete,which would have a material adverse effect on our business, operating results and financial condition. Our future success will depend upon our ability to continue to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers. We may experience delays in releasing new products and product enhancements in the future. Material delays in introducing new products or product enhancements may cause customers to forego purchases of our products and purchase those of our competitors.

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

LOSS OF CODE-SHARING OR DISTRIBUTOR RIGHTS COULD DIVERT OUR RESOURCES FROM NEW PRODUCT DEVELOPMENT.

    We have code-sharing arrangements with third parties under which we have obtained and used some source code in the development of some of our software products. If any of these agreements are terminated, we could be required to discontinue our use of the acquired code, and we would have to spend time and software development resources to replace that code. Any diversion of these resources could delay our development of new products or product enhancements. In addition, we license our Enterprise Subsystem Management products from Peregrine/Bridge Transfer Corporation pursuant to a distributor agreement with an initial term through March 31, 2004. The license may be terminated by either party in the event of default. The departure of the distributor agreement could have a material adverse effect on our business, operating results and financial condition.

OUR INTERNATIONAL OPERATIONS MAKE US SUSCEPTIBLE TO GLOBAL ECONOMIC FACTORS, FOREIGN TAX LAW ISSUES AND BUSINESS PRACTICES AND CURRENCY FLUCTUATIONS.

    We currently have limited experience in developing local versions of our products and marketing and distributing our products internationally. We have established direct telesales subsidiary offices in Germany and the United Kingdom to market and sell our products in Europe, and a telesales subsidiary office in Australia to market and sell our products in that region. We have distributors in Europe, Latin America and the Pacific Rim to market and sell our products in those regions. Our international operations are subject to particular risks, including:

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

USE OF OUR NAME BY OTHERS MAY CAUSE CONFUSION IN THE MARKET.

    A number of organizations, including New Era of Networks, Inc., are utilizing the name "Neon," both alone and in combination with other words, as a trademark, a tradename or both. Any litigation to enforce our right to use the NEON name in our business or to prevent others from using the NEON name would be expensive and time-consuming, would divert management resources and may not be adequate to protect our business. New Era of Networks is also a developer and distributor of middleware and other software products. New Era of Networks has used the acronym "NEON" in its business, is listed on the Nasdaq National Market System under the symbol "NEON" and has sought to obtain federal trademarks for products and services whose names include the word "NEON." We are currently opposing, in the U.S. Patent and Trademark Office, New Era of Networks' application to register "NEONET." New Era of Networks has filed a complaint against NEON in the United States District Court for the District of Colorado seeking (1) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe our rights or constitute unfair competition and (2) cancellation of our federal trademark registration for "NEON." NEON has filed an answer denying the material allegation of that complaint. On February 11, 2000, the judge in the Colorado proceeding advised the parties that the court intends to grant summary judgment for cancellation of the federal trademark registration for the "NEON" mark. If such judgment is entered, it will not affect NEON's right to use the "NEON" mark, which NEON believes is superior to that of New Era of Networks. Discovery related to this litigation has been completed, but no trial date has been set. On June 23, 1999, NEON sued New Era of Networks in District Court in Fort Bend County, Texas, seeking to enjoin New Era of Networks' use of "NEON" as its "nickname," stock symbol or in any manner that does or is likely to cause confusion in the marketplace or dilute the value of NEON's name. This litigation in Fort Bend County, Texas is currently set for trial beginning May 14, 2001. If we should lose any such litigation, we may have to change our name, which also would be expensive and time-consuming and could adversely affect our business. In addition, NEON believes that New Era of Networks' use of the "NEON" symbol on the Nasdaq National Market System creates confusion in the marketplace and may result in variations in our stock price that are attributable to facts or circumstances relating to New Era of Networks.

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

AS A TECHNOLOGY COMPANY, OUR COMMON STOCK MAY BE SUBJECT TO ERRATIC PRICE FLUCTUATIONS.

    From time to time, the stock market experiences significant price and volume fluctuations, which may affect the market price of our common stock for reasons unrelated to our performance. Recently, such volatility has particularly impacted our stock price and the stock prices of other publicly-traded technology companies. In the past, securities class action litigation has been instituted against a company following periods of volatility in the market price of a company's securities. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have a material adverse effect on our business. In addition, the market price of our common stock may be subject to significant fluctuations in response to numerous factors, including:

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

OUR OFFICERS AND DIRECTORS CONTROL NEON, AND THESE OFFICERS AND DIRECTORS COULD EFFECTIVELY CONTROL MATTERS SUBMITTED TO OUR STOCKHOLDERS.

    At present, our executive officers and directors and entities affiliated with them beneficially own approximately 46% of our outstanding common stock. As a result, these stockholders, if they act together and obtain the assent of another 5% of our outstanding common stockholders, could control the resolution of all matters submitted to our stockholders for a vote, including the election of directors and the approval of mergers and other business combination transactions.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - Not Applicable

             (a)    EXHIBITS

             (b)     REPORTS ON FORM 8-K

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NEON SYSTEMS, INC.

Date: February 14, 2001                     /s/ STEPHEN E. ODOM
      -----------------                     ------------------------------------
                                            Stephen E. Odom
                                            Chief Executive Officer and Chief
                                             Financial Officer
                                            (Principal executive and financial
                                              officer)