Form 10-K405
period 2001-03-31
NEON SYSTEMS INC
filed 2001-06-29
CIK 1072978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

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
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

   14100 SOUTHWEST FREEWAY, SUITE 500,                     77478
            SUGAR LAND, TEXAS                           (zip code)
(Address of principal executive offices)

                                 (281) 491-4200
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:


                                          NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                        ON WHICH REGISTERED
-------------------                       ---------------------
       None                                       None

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)


    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X / No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of Registrant as of June 15, 2001 was $37,105,115.00, based on the last sale price of $6.99 for Registrant's Common Stock on the Nasdaq National Market on June 15, 2001.

    As of June 15, 2001, 9,530,632 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Selected portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of Registrant's fiscal year ended March 31, 2001 are incorporated by reference into Part III of this Form 10-K.

                               NEON SYSTEMS, INC.
                                    FORM 10-K
                      FOR FISCAL YEAR ENDED MARCH 31, 2001
                                TABLE OF CONTENTS


                                                                                                                        PAGE
                                                                                                                        ----
                                                           PART I

1.         Business.............................................................................................           4
2.         Properties...........................................................................................          20
3.         Legal Proceedings....................................................................................          20
4.         Submission of Matters to a Vote of Security Holders..................................................          21

                                                           PART II

5.         Market for Registrant's Common Equity and Related Stockholder Matters................................          21
6.         Selected Consolidated Financial Data.................................................................          23
7.         Management's Discussion and Analysis of Financial Condition and Results of Operations................          24
7A.        Quantitative and Qualitative Disclosures about Market Risk...........................................          30
8.         Consolidated Financial Statements and Supplementary Data.............................................          32
9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................          50

                                                          PART III

10.        Directors and Executive Officers of Registrant.......................................................          50
11.        Executive Compensation...............................................................................          53
12.        Security Ownership of Certain Beneficial Owners and Management.......................................          58
13.        Certain Relationships and Related Transactions.......................................................          60

                                                           PART IV

14.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K....................................          61

                                     PART I

    This Report contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies and predictions of NEON Systems, Inc. ("NEON") or its management with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby and the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of NEON's stock price, development by competitors of new or competitive products or services, the entry into the market by new competitors, the sufficiency of NEON's working capital and the ability of NEON to retain management, to implement its business strategy, to assimilate and integrate any acquisitions, to retain customers or attract customers from other businesses and to successfully defend itself in ongoing and future litigation. Although NEON believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by NEON or any other person that the objectives and plans of NEON will be achieved.

ITEM 1. BUSINESS


OVERVIEW



    NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation, which was incorporated in June 1991. NEON develops, markets and supports software products that allow our customers to rapidly deploy new business capabilities by leveraging existing applications and data with the Internet, a process known generically as eBusiness Integration. In addition, NEON develops, markets, and supports Enterprise Subsystem Management software products.

    NEON's primary product, the iWave Solution, consists of two product groups, the Shadow product group and the iWave product group. The Shadow product group provides a scalable set of products for mainframe data and application access, legacy application renewal, and application development. The Shadow product group consists of the following products:

- Shadow Direct, which enables client/server applications to access and integrate with mainframe data and applications.

- Shadow Web Server, which enables Web browsers to access and integrate with mainframe data and applications.

The iWave product group provides a cross-platform enterprise application integration (EAI) and business-to-business (B2B) integration platform from one infrastructure and consists of the following:

- iWave Integrator provides bi-directional, event-driven integration of enterprise applications and data between disparate computing applications and across disparate operating environments. Allowing organizations to rapidly integrate enterprise data and application sources, improving efficiencies of existing business flows and facilitating the creation of new high-value applications by leveraging existing information technology assets, iWave Integrator rapidly integrates dissimilar applications to achieve global information sharing among employees and to integrate applications and data outside of their organization with customers, vendors and partners.

- iWave eBusiness Server delivers a seamless B2B integration solution that manages the complexities of trading relationships within a highly-secure eCommerce infrastructure.

    NEON's Enterprise Subsystem Management product family consists of nine data management, monitoring and application utilities that improve the performance, resource utilization, and availability of mainframe subsystem components, such as IMS and CICS databases. These products improve mainframe performance, availability and reliability to support the ever-increasing demands placed on mainframe subsystems by eBusiness initiatives that incorporate existing mainframe data and transactional sources.

INDUSTRY BACKGROUND

    In organizations today, a critical asset is the information technology infrastructure. Many new organizational initiatives, such as managing information flow across a supply chain; gaining a deeper understanding of customer buying habits or characteristics; or engaging in more targeted marketing, selling and production; depend on the effective delivery of information where it is needed and when it is needed. Organizations today must rapidly integrate existing applications and take advantage of the Internet to deliver new capabilities to suppliers, customers, employees and trading networks to stay competitive.

One of the greatest challenges to implementing these new strategies is exploiting powerful new technologies within the existing systems infrastructure of an enterprise-specifically, leveraging the Internet into new high-value applications.

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

- ENTERPRISE APPLICATION INTEGRATION (EAI). The evolution of EAI technology has been a key contributor to the increasing emergence of B2B Integration. EAI technology allows corporations to rapidly automate existing business flows, integrate existing application and data sources, and deliver new, high-value applications to customers, suppliers, partners, and employees.

- B2B INTEGRATION. B2B integration allows organizations to share information with customers, suppliers, and partners for quicker, better, more informed business decisions. The development of the Internet infrastructure has allowed organizations to support B2B processing, which is expected to become more prevalent with the emergence of new communication standards such as Extended Markup Language (XML).

- MAINFRAMES. Mainframes offer proven reliability, scalability, security and control as well as time-tested applications, often representing millions of dollars of investment for an organization. As a result, many organizations continue to depend on the mainframe to run core business processes, such as inventory management, payroll processing and customer billing and support. Historically, organizations have invested significant amounts in mainframe systems. As a result, a substantial amount of corporate data and records reside on mainframe systems, representing a wealth of important corporate information that must be leveraged in the next generation of applications.

- PACKAGED AND CLIENT/SERVER APPLICATIONS. For many years, the need to deliver new applications has exceeded most organizations' internal development capacity using traditional development methods. Consequently, organizations have made substantial investments in packaged applications and have built in-house applications using easy to use client/server products. The packaged applications provide specific support for a variety of functions, including Enterprise Resource Planning (ERP), Customer Relationship Management (CRM), Human Resource Management Systems (HRMS), and others. The existing packaged applications and client/server applications continue to provide great value to organizations and are an ongoing consideration in delivering the next generation of applications.

INFORMATION TECHNOLOGY CHALLENGES

Organizations need to deliver via the Internet new applications that combine the capabilities found in existing applications and data sources to internal and external users, including users in other organizations. While these applications offer high strategic value, they also create several challenges. The first set of challenges is the vast investment in existing applications that span the mainframe, client/server and purchased packaged applications. These existing applications support specific critical operational aspects of the organization and typically are used by many people on a daily basis. Time-to-market considerations, skills shortages in the industry and cost containment limit an organization's ability to re-write these applications. Utilizing these applications in delivering a new automated business process internally or via the Internet requires integration infrastructure. This requirement drives organizations to seek out software products for application integration and business-to-business technology infrastructure.

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

    Over the past several years, a number of software products, known generically as application integration servers, have been introduced to provide organizations with a packaged software product to attempt to solve their access and integration problems. All of these solutions require significant integration of underlying applications and data sources via access and integration infrastructure software.

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

The traditional EAI technologies typically suffer from a number of deficiencies that limit their ability to support new application development initiatives in large organizations:

- Poor support for integration of the mainframe IBM System/390 platform - This platform is the backbone of most large corporations today and hosts a significant percentage of mission-critical corporate data and applications. The inability of traditional EAI solutions to support the mainframe severely limits the usefulness of these solutions in large organizations.

- Lack of systems management and systems management integration - Successful application deployment in large organizations is dependent on the applications being manageable and providing availability adequate to support current and future application demands. These requirements are met via systems management and monitoring capabilities embedded in the EAI software and the ability of the EAI software to deliver systems management information to in-house systems management software. To date, these capabilities have been extremely limited or absent in EAI software.

- Dependency on professional services - The complexity associated with the installation and customization of EAI Solutions often requires organizations to engage outside consultants to assist in the installation of EAI software. The dependency on consulting resources for the systems integration component of these solutions increases time to market and the risk of delay or failure due to scarcity of skilled resources and quality project management, and results in a dramatic increase in maintenance and support costs over the life of the application.

- Inability to combine EAI and B2B integration from one infrastructure - B2B integration requires technical capabilities beyond simple integration. Security technologies, compatibility capabilities, support for legacy Electronic Data Interchange (EDI) and industry standards for XML interchange are needed. These capabilities are just now emerging in new software products which are immature, or use proprietary technologies which severely limit the ability to leverage any of the EAI initiatives previously implemented within an organization.

    As a result of these limitations, organizations are increasingly seeking to deploy more flexible, easy-to-install, cost-effective and high-performance eBusiness Integration software products that leverage their investments in older, legacy technology by integrating the strengths of the mainframe with the benefits of the Internet and client/server systems.

 THE IWAVE SOLUTION

    eBusiness Integration -

     NEON develops, markets and supports eBusiness Integration through its iWave Solution, which consists of two product groups, the Shadow and the iWave product families.

     The Shadow product group provides a scalable set of products for mainframe data and application access, legacy application renewal and application development. The Shadow product group consists of the following products:

- Shadow Direct, which enables client/server applications to access and integrate with mainframe data and applications.

- Shadow Web Server, which enables Web browsers to access and integrate with mainframe data and applications.

The iWave product group provides a cross-platform enterprise application integration (EAI) and business-to-business (B2B) integration platform from one infrastructure and consists of the following:

- iWave Integrator provides bi-directional, event-driven integration of enterprise applications and data between disparate computing applications and across disparate operating environments. Allowing organizations to rapidly integrate enterprise data and application sources, improving efficiencies of existing business flows and facilitating the creation of new high-value applications by leveraging existing information technology assets, iWave Integrator rapidly integrates dissimilar applications to achieve global information sharing among employees and to integrate applications and data outside of their organization with customers, vendors and partners.

- iWave eBusiness Server delivers a seamless B2B integration solution that manages the complexities of trading relationships within a highly-secure eCommerce infrastructure.

    NEON's eBusiness Integration products provide organizations with the following benefits in deploying new applications and extending existing applications:

- EASY TO USE AND COST-EFFECTIVE. The NEON eBusiness Integration software products were designed to be easy to use and compatible with a variety of other applications and to provide a rapid return on investment. The Shadow products can typically be installed without on-site assistance within one day. As a result of this "out-of-the-box" functionality, customers can rapidly implement and utilize Shadow products in deploying new applications and extending existing applications with minimal training. The iWave Integrator product provides numerous application interfaces that contain application-specific intelligence that speeds implementation and reduces professional services required for integration. Typically, two application interfaces can be integrated in days instead of weeks. Not only is the cost of implementation minimized, but the iWave Integrator solution offers longer term value because it is adaptable to meet changing business and technology requirements.

- PRESERVE INFORMATION TECHNOLOGY INVESTMENT. The NEON eBusiness Integration software products preserve an organization's investment in mainframe, client/server, and packaged applications while allowing customers to take advantage of the benefits of the Internet with more efficient business integration and new high-value applications. NEON believes mainframe platforms will play a key role in large organizations for the foreseeable future. Using the NEON eBusiness Integration product family, organizations can continue to use these reliable, mission-critical applications as new technologies and market opportunities evolve. The NEON eBusiness Integration software products are unique in the industry in the depth of support provided for the IBM System/390 environment.

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

- EXTENSIVE MANAGEMENT, MONITORING AND CONTROL CAPABILITIES. The NEON's eBusiness Integration product family provides a number of utilities that support all phases of the application lifecycle. The NEON eBusiness Integration software products' end-to-end diagnostics provide rapid resolution of development problems, resulting in faster delivery of applications. The NEON eBusiness Integration product family maintains the required performance and availability of mainframe-based applications operating in a distributed environment at significantly reduced system maintenance costs.

NEON'S ENTERPRISE SUBSYSTEM MANAGEMENT

    In addition to the iWave Solution, NEON offers a suite of Enterprise Subsystem Management software products. NEON's Enterprise Subsystem Management software products improve the availability and performance of mainframe subsystems to support the growing demands placed on the mainframe to support new users and applications.

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

- CAPITALIZE ON MARKET FOR INTERNET APPLICATIONS AND E-BUSINESS INTEGRATION SOLUTIONS. NEON believes that many organizations are looking for cost-effective ways to take advantage of the new channels, markets and organizational structures presented by the rapid growth of the Internet. The Shadow products provide a cost-effective way to "Web-enable" applications and allow organizations to rapidly deploy new Internet applications and participate in e-business opportunities. iWave provides key infrastructure for integration of packaged applications and enterprise data. NEON intends to immediately leverage its leadership in web-enablement of the mainframe data and applications and integration of Customer Relationship Management applications.

- LEVERAGE INSTALLED BASE OF CUSTOMERS. Approximately 400 organizations worldwide, including approximately forty-percent of the Fortune 100 companies, have purchased NEON's products. NEON's customers span major industries, including energy, manufacturing, financial services, government and retail. To date, the majority of these customers use NEON's products in specific departments, divisions or locations. NEON believes it can penetrate more deeply into existing customer sites as well as cross-sell iWave Solution and Enterprise Subsystem Management products. In addition, NEON believes there is a large opportunity to sell organization-wide licenses to its installed customer base.

- LEVERAGE PARTNER RELATIONSHIPS. NEON has a growing number of partner relationships that provide referral and other lead generation opportunities. In addition, several partners have embedded NEON technology into their products ("OEM"), thereby resulting in additional NEON revenues.

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

EBUSINESS INTEGRATION PRODUCTS

NEON's primary product, the iWave Solution, consists of two product groups, the Shadow product group and the iWave product group. NEON's eBusiness Integration architecture is central to the products' success. NEON designed this architecture to be open and significantly less complex than competing architectures. NEON believes its architecture not only provides significant technological advantages over competing products, but also reduces the cost of product development and time-to-market. NEON's eBusiness Integration architecture allows organizations to implement a single architecture that meets mainframe access and integration needs and maintains open standards for flexibility and adaptability.

SHADOW DIRECT. Shadow Direct provides organizations with direct access to mainframe-based data, transactions and applications from desktop computers. Shadow Direct may be used in multi-tier client/ server environments utilizing computer operating programs such as Unix, Linux, Windows NT and Windows 2000. In multi-tier environments, different parts of a computer program may be distributed among several tiers of computers or networks. Shadow Direct eliminates the need for separate hardware and software components and provides a number of unique connection capabilities to meet a wide variety of corporate application requirements. Shadow Direct also provides strong performance qualities, such as scalability, management and control.

SHADOW WEB SERVER. Shadow Web Server provides "Web-enablement" of mainframe applications for access by Web browsers, thereby allowing organizations to rapidly install and deploy Web-based applications. Shadow Web Server is available in either a VM or OS/390 version. Shadow Web Server provides direct Internet access to mainframe-based data and transactions from the most popular Web browsers. Unlike most competitive products providing Web-based access to mainframes, Shadow Web Server allows information technology organizations to utilize existing mainframe programming skills and software management techniques without extensive retraining in distributed computing languages and development tools. In addition, Shadow Web Server Web-enables mainframe applications without compromising mainframe security levels and provides secure access by supporting industry standard and proprietary NEON security technologies. Similar to Shadow Direct, Shadow Web Server minimizes the number of components that limit the scalability, manageability and control of other products.

         Shadow Direct and Shadow Web Server can be enhanced with Shadow add-on components that meet changing application demands. The add-on components give NEON's customers the ability to purchase additional capabilities when required, providing an adaptable solution that meets customers' evolving needs by extending client attributes, server attributes and/or connection capabilities. For example, the server is typically extended to support additional data or transactional sources as needed in new applications. The add-on components provide NEON's customers with an extendable and flexible long-term solution for their EAI needs.

IWAVE INTEGRATOR. iWave Integrator provides a blending of EAI and B2B integration and supports over 40 enterprise data and application sources. iWave Integrator provides maximum flexibility in integration configurations (point-to-point, data bus, hub and spoke) and facilitates rapid implementation through configurable integration interfaces. iWave Integrator provides implementation of adaptive applications that can sense and respond to data, application, network, and system changes.

IWAVE EBUSINESS SERVER. iWave eBusiness Server delivers a seamless B2B integration solution that manages the complexities of trading relationships within a highly-secure eCommerce infrastructure.

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

CUSTOMERS


    NEON's customer base spans major industries, including energy, manufacturing, financial services, government and retail. Some examples are described below:

Allied Dunbar Assurance             Allied Signal                       American Express Travel
American Transtech                  Avon Products                       BASF Computer Services
Blue Cross Blue Shield              Boeing                              Cendant
Consumers Energy                    Dayton Hudson                       Delta Technology
Deutsche Bank                       Duke University Medical Center      Foundation Health Systems
HM Land Registry                    Hyundai Heavy Industries            J. Sainsbury Group
Marks & Spencer                     Merrill Lynch                       Metro MGI Informatic
Motorola                            National Institutes of Health       National Westminster Bank
Norwest Services                    Norwich Union Life                  Office Depot
Qantas                              Reynolds Metals                     Royal Bank of Canada
Sears                               Severn Trent Systems                Skandia
St. George Bank                     State of Illinois                   Texaco
Texas Workforce Commission          Trygg Hansa                         U.S. Department of Defense
U.S. Postal Service                 Unipart Information Technology      VW Gedas (U.K.)
Wells Fargo Bank

    NEON provides its products to customers under non-exclusive, non-transferable licenses. Under NEON's current standard license agreement, licensed software may be used solely for the customer's internal operations, and NEON does not sell or transfer title to its products to its customers. NEON had one customer that represented 16% of consolidated revenue in fiscal 2001, no customers that accounted for 10% or more of consolidated revenue in fiscal 2000, and one customer that represented 12% of consolidated revenue in fiscal 1999.

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

    The direct telesales force for North America is based in Sugar Land, Texas and generates a substantial majority of NEON's revenues. In January 1997, NEON established its first international direct telesales office in London, England. In August 1997, NEON established another international direct telesales office in Frankfurt, Germany. In May 2000, NEON established a telesales office in Sydney, Australia. NEON expects to continue hiring sales personnel, both domestically and internationally, over the next fiscal year.

    INDEPENDENT DISTRIBUTORS. NEON has also established indirect distribution channels through independent distributors in Europe, Latin America and the Pacific Rim. At March 31, 2001, NEON had 16 distributors covering 38 countries. NEON's distributors typically perform marketing, sales and technical support functions in their assigned country or region. They may distribute directly to the customer, via other resellers or through a combination of both channels. NEON continuously trains its international distributors in both product capabilities and sales methodologies. For financial information attributable to each of NEON's geographic sales areas, see "Note 8--Operations by Geographic Location and Significant Customers" in the Notes to Consolidated Financial Statements.

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

         ORIGINAL EQUIPMENT MANUFACTURER RELATIONSHIPS. NEON has OEM relationships with BMC Software, Landmark Systems, EcomXML, Informatica, Tesseract, Xantel and Opus. These companies market or embed the Shadow products in their products to provide access to mainframe-based enterprise data and transactions from their respective applications. The OEM contracts and NEON's software limit access to only the OEM's applications. In addition to generating revenues, these relationships provide an opportunity for NEON's direct telesales force to sell licenses offering broader Shadow product functionality.

    MARKETING RELATIONSHIPS. NEON has developed marketing relationships with Remedy, Siebel Systems, NORTEL/Clarify, EDS, IBM Global Services, Gemstone, BEA Systems, Hewlett-Parkard, IBM, Microsoft, Tantau, SilverStream, Landmark Systems, and Computer Associates (Sterling Software). NEON believes that these relationships could present NEON with access to sales opportunities requiring a unique combination of product features and requirements that are not available from any of the foregoing vendors acting independently.

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

PRODUCT DEVELOPMENT

         NEON's research and development efforts are focused primarily on expanding its eBusiness Integration products, and continuing to deliver new Enterprise Subsystem Management products. NEON incorporates the recommendations of existing and potential customers when developing its products and believes that continued dialogue with customers is an important element in developing enhancements to existing products and in the development of new products.

         NEON has in the past devoted, and expects in the future to devote, a significant amount of resources to developing new and enhanced products. NEON has in the past and currently has utilized a plan of continuous product improvement and enhancement. Therefore at any point in time a number of product development initiatives will be underway. Currently, NEON is addressing enterprise security issues, expanding the number of applications and data sources supported by iWave Integrator and developing more efficient and cost effective utilities for IMS subsystems management. These development efforts will broaden operation issues solved by the Enterprise Security Management products, expand the potential market for the iWave Integrator product and provide new alternatives for organizations managing IMS with the Enterprise Subsystem Management products.

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

PEREGRINE/BRIDGE TRANSFER CORPORATION RELATIONSHIP

    NEON markets and sells a suite of Enterprise Subsystem Management products, in addition to its Shadow products, that improve the efficiency and performance of mainframe environments. These products are developed pursuant to a development and distribution agreement with Peregrine/Bridge Transfer Corporation. The Peregrine/Bridge Transfer Corporation agreement provides NEON with exclusive rights to distribute Peregrine/Bridge Transfer Corporation's Enterprise Subsystem Management software (with the exception of limited co-marketing rights held by IBM relating to one of the Peregrine/Bridge Transfer Corporation Enterprise Subsystem Management products), as well as access to Peregrine/Bridge Transfer Corporation's team of software developers. At March 31, 2001, Peregrine/Bridge Transfer Corporation employed 13 developers with an average of 24 years of experience. The agreement grants NEON worldwide distribution rights through March 31, 2004. The agreement also grants to NEON first refusal rights to acquire Peregrine/Bridge Transfer Corporation by matching any third-party offer that Peregrine/Bridge Transfer Corporation or its stockholder chooses to accept, and an option to acquire Peregrine/Bridge Transfer Corporation that is exercisable on or after January 1, 2002 or such earlier date that NEON has paid Peregrine/Bridge Transfer Corporation royalty payments totaling $10.0 million or more in any single fiscal year. In fiscal 2001, NEON paid license fees to Peregrine/Bridge Transfer Corporation in the amount of $1,588,000. NEON believes that its relationship with Peregrine/Bridge Transfer Corporation provides it with an opportunity to address a new and related software products market, Enterprise Subsystem Management, without committing substantial development resources, and enhances its overall research and development capabilities.

COMPETITION


    NEON competes in markets that are intensely competitive and characterized by rapidly changing technology and evolving standards. NEON's competitors are diverse and offer a variety of solutions directed at various segments of the eBusiness Integration and Enterprise Subsystems Management markets. NEON has experienced, and expects to continue to experience, increased competition from current and potential competitors, many of whom have greater name recognition, a larger installed customer base and significantly greater financial, technical, marketing and other resources than NEON.

    NEON's eBusiness products compete principally with products from established vendors such as IBM, Oracle, Merant, Sybase (including recently-acquired New Era of Networks), WebMethods, Vitria, Crossworlds, Information Builders, BEA Systems, IONA Technologies, TIBCO, and SeeBeyond. NEON's Enterprise Subsystem Management products face significant competition from products offered by BMC Software and IBM. NEON's Enterprise Security Management products face significant competition in this established market from BMC Software and IBM. In addition, NEON also faces competition from:

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

    A number of organizations, including New Era of Networks, Inc., are utilizing the name "Neon," alone and in combination with other words, as a trademark, a tradename or both. New Era of Networks is also a developer and distributor of middleware and other software products. New Era of Networks has used the acronym "NEON" in its business, was listed on the Nasdaq National Market under the symbol "NEON" and has sought to obtain federal trademarks for products and services whose names include the word "NEON." On December 24, 1998, New Era of Networks filed a complaint against NEON in the United States District Court for the District of Colorado seeking (a) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe NEON's rights or constitute unfair competition and (b) cancellation of NEON's federal trademark registration for NEON. NEON has filed an Answer denying the material allegations of that complaint. On February 11, 2000, the judge in the Colorado proceeding advised the parties that the court intends to grant summary judgment for cancellation of the federal trademark registration for the "NEON" mark. If such judgment is entered, it will not affect NEON's right to use the "NEON" mark, which NEON believes to be superior to those of New Era of Networks. Discovery related to this litigation has been completed but no trial date has been set. On June 23, 1999, NEON sued New Era of Networks in District Court in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" is in violation of Texas law concerning misappropriation of trade names. In this litigation, NEON sought to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace or to dilute the meaning or value of NEON's name. NEON's claims are based upon its prior and continuous use of "NEON" as its corporate name. On June 1, 2001, the jury in the Fort Bend County, Texas suit returned a verdict in NEON's favor awarding NEON $14,000,000 in actual damages and $25,000,000 in punitive damages. On June 26, 2001, the Judge issued a final judgment confirming the award of actual and punitive damages, and granted a permanent injunction prohibiting New Era from referring to itself as NEON in advertising, marketing or other public disclosures; from distributing software that includes one or more occurrences of the NEON mark, and within specified time periods to replace documentation, installed code, and advertising materials that include any use of the mark NEON. NEON expects this final judgment to be appealed, which could result in a reversal or new trial being ordered on all or a portion of the judgment. Alternatively, the parties may reach a settlement in satisfaction of the judgment that reduces the dollar amount from that awarded by the court. Therefore, NEON is not guaranteed that it will receive any or all of the $39,000,000 in damages.

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

HUMAN RESOURCES

    As of March 31, 2001, NEON and its subsidiaries employed 139 persons, including 84 in sales, marketing and field operations, 32 in research and development, 10 in finance and administration and 13 in client services. None of NEON's employees are represented by a labor union. NEON has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in NEON's industry is intense.

RISK FACTORS

    This Report and the annual report to stockholders contain certain forward-looking statements within the meaning of the federal securities laws, and are intended to be covered by the safe harbors available under such laws. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, those set forth below and elsewhere in this Report. In addition to the other information in this Report, the following factors, which may affect NEON's current position and future prospects, should be considered carefully in evaluating NEON and an investment in its common stock.


OUR MANAGEMENT IS IN TRANSITION, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

     In June 2001, Steve Odom, our President, Chief Operating Officer and Chief Financial Officer, resigned. Immediately after Mr. Odom's resignation, John Moores, Chairman of our Board of Directors, became our interim Chief Executive Officer and Wayne Webb, our vice president and general counsel, became our interim President. Until we are able to hire a permanent Chief Executive Officer and a permanent President, our business may be disrupted, and our management resources may be diverted from the development of our business. In addition, we may not be able to identify and hire a permanent Chief Executive Officer and/or President, which could materially adversely affect our business, operating results and financial condition.

BECAUSE OUR EXPENSES ARE LARGELY FIXED, AN UNEXPECTED REVENUE SHORTFALL MAY ADVERSELY AFFECT OUR BUSINESS

    Our expense levels are based primarily on our estimates of future revenues and are largely fixed. We also intend to hire additional personnel to support additional growth of our business. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would reduce, and possibly eliminate, any operating income or increase our operating loss, and could materially adversely affect our business, operating results and financial condition.

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

    Shadow Direct, Shadow Web Server and Shadow Enterprise Direct represent 89%, 88%, and 75% of our revenues in fiscal 1999, 2000 and 2001, respectively. We anticipate that these products will account for a substantial amount of our revenues for the foreseeable future. Consequently, our future success will depend on continued market acceptance of Shadow Direct, Shadow Web Server and Shadow Enterprise Direct and enhancements to these products. Competition, technological change or other factors could reduce demand for, or market acceptance of, these products and could have a material adverse effect on our business, operating results and financial condition.

REDUCED CUSTOMER RELIANCE UPON MAINFRAME COMPUTERS COULD ADVERSELY AFFECT OUR BUSINESS

    We are dependent upon the continued use and acceptance of mainframe computers in a computing environment increasingly based on distributed platforms, including client/server and Internet-based computing networks. Decreased use of the mainframe or in the growth of demand for Web-based and client/server applications accessing mainframe data and transactions could have a material adverse effect on our business, operating results and financial condition. We derive our revenues primarily from our Shadow products, and, to a lesser extent, from our suite of Enterprise Subsystem Management software products that support the growing performance demands on mainframe computers as they support new users and applications and our new Enterprise Security Management Products that help to protect corporate assets in common application processing environments. Our continued success depends on a number of factors, including:

    - Continued use of the mainframe as a central repository of mission-critical data and transactions

    - Growth in business demands for access to the data, applications and transactions residing on mainframe computers from Web-based and client/server applications

LOSS OF AN EXECUTIVE OFFICER OR OUR PRODUCT AUTHORS COULD ADVERSELY AFFECT OUR BUSINESS

    Our success is dependent upon the continued service and skills of our executive officers and our product authors, none of which is bound by an employment agreement. If we lose the services of any of these key personnel, it could have a negative impact on our business because of their unique skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. We do not intend to maintain "key-man" life insurance policies covering any of our employees. Significant competition exists for employees with the skills required to author the products and perform the maintenance services that we offer, and we may not be able to continue to retain sufficient numbers of highly skilled employees.

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

    Our potential field of competitors continues to expand as both organizations and vendors recognize the need for products such as our eBusiness Integration and Enterprice Subsystem Management products, that permit users to access mainframe-based data and applications for integration with PC-applications. Our Shadow products compete principally with products, known as middleware software, that provide the connection between a client application and a server application, a database or a transaction processing system. Currently middleware software products are also provided by established vendors such as IBM, Oracle and Information Builders, and to a lesser extent by BEA Systems, IONA Technologies, New Era of Networks/Sybase and TSI International Software. Our Enterprise Subsystem Management products face significant competition from BMC Software. We expect to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. We may also face competition from:

    - Other business application software vendors who may internally develop, or attain through acquisitions and partnerships, middleware and enterprise subsystem management and enterprise security solutions.

    - Internal development efforts by corporate information technology departments.

    - New entrants to the middleware or enterprise subsystem management markets.

WE MAY NOT HAVE THE RESOURCES TO SUCCESSFULLY MANAGE ADDITIONAL GROWTH

    Our recent growth has placed significant demands on management as well as on our administrative, operational and financial resources. Our inability to sustain or manage any additional growth could have a material adverse effect on our business, operating results and financial condition. In addition, expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. To manage any additional growth, we must:

    -   Expand our sales, marketing and customer support organizations.

    - Invest in the development of enhancements to existing products and new products that meet changing customer needs.

    - Further develop our technical expertise so that we can influence and respond to emerging industry standards.

    -   Improve our operational processes and management controls.

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

USE OF OUR NAME BY OTHERS MAY CAUSE CONFUSION IN THE MARKET

    A number of organizations, including New Era of Networks, Inc., are utilizing the name "Neon," alone and in combination with other words, as a trademark, a tradename or both. New Era of Networks is also a developer and distributor of middleware and other software products. New Era of Networks has used the acronym "NEON" in its business, was listed on the Nasdaq National Market under the symbol "NEON" and has sought to obtain federal trademarks for products and services whose names include the word "NEON." On December 24, 1998, New Era of Networks filed a complaint against NEON in the United States District Court for the District of Colorado seeking (a) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe NEON's rights or constitute unfair competition and (b) cancellation of NEON's federal trademark registration for NEON. NEON has filed an Answer denying the material allegations of that complaint. On February 11, 2000, the judge in the Colorado proceeding advised the parties that the court intends to grant summary judgment for cancellation of the federal trademark registration for the "NEON" mark. If such judgment is entered, it will not affect NEON's right to use the "NEON" mark, which NEON believes to be superior to those of New Era of Networks. Discovery related to this litigation has been completed but no trial date has been set. On June 23, 1999, NEON sued New Era of Networks in District Court in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" is in violation of Texas law concerning misappropriation of trade names. In this litigation, NEON sought to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace or to dilute the meaning or value of NEON's name. NEON's claims are based upon its prior and continuous use of "NEON" as its corporate name. On June 1, 2001, the jury in the Fort Bend County, Texas suit returned a verdict in NEON's favor awarding NEON $14,000,000 in actual damages and $25,000,000 in punitive damages. On June 26, 2001, the Judge issued a final judgment confirming the award of actual and punitive damages, and granted a permanent injunction prohibiting New Era from referring to itself as NEON in advertising, marketing or other public disclosures; from distributing software that includes one or more occurrences of the NEON mark, and within specified time periods to replace documentation, installed code, and advertising materials that include any use of the mark NEON. NEON expects this final judgment to be appealed, which could result in a reversal or new trial being ordered on all or a portion of the judgment. Alternatively, the parties may reach a settlement in satisfaction of the judgment that reduces the dollar amount from that awarded by the court. Therefore, NEON is not guaranteed that it will receive any or all of the $39,000,000 in damages.

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

    -   Unfavorable publicity affecting our industry or us

    -   Adverse legal events affecting us

    -   Sales of NEON common stock by stockholders

THE AVAILABILITY OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK FOR SALE COULD ADVERSELY AFFECT ITS MARKET PRICE

    If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. A substantial number of sales, or the perception that such sales might occur, also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We granted registration rights to two of our stockholders, Peter Schaeffer and JMI Equity Fund, L.P. Those rights enabled these stockholders to require that we register, at our expense, resales of their shares of common stock. Mr. Schaeffer and the individuals and entities to which JMI Equity Fund, L.P. have distributed its shares of our common stock beneficially own in the aggregate approximately 4.1 million shares of our common stock. If they sell a large portion of their shares on the open market and at one time, our market price per share may decline.

OUR OFFICERS AND DIRECTORS CONTROL NEON, AND THESE OFFICERS AND DIRECTORS COULD CONTROL MATTERS SUBMITTED TO OUR STOCKHOLDERS

    At present, our executive officers and directors and entities affiliated with them beneficially own approximately 48.1% of our outstanding Common Stock. As a result, these stockholders, if they act together, could control most matters submitted to our stockholders for a vote, including the election of directors.

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

ITEM 3. LEGAL PROCEEDINGS

    A number of organizations, including New Era of Networks, Inc., are utilizing the name "Neon," alone and in combination with other words, as a trademark, a tradename or both. New Era of Networks is also a developer and distributor of middleware and other software products. New Era of Networks has used the acronym "NEON" in its business, was listed on the Nasdaq National Market under the symbol "NEON" and has sought to obtain federal trademarks for products and services whose names include the word "NEON." On December 24, 1998, New Era of Networks filed a complaint against NEON in the United States District Court for the District of Colorado seeking (a) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe NEON's rights or constitute unfair competition and (b) cancellation of NEON's federal trademark registration for NEON. NEON has filed an Answer denying the material allegations of that complaint. On February 11, 2000, the judge in the Colorado proceeding advised the parties that the court intends to grant summary judgment for cancellation of the federal trademark registration for the "NEON" mark. If such judgment is entered, it will not affect NEON's right to use the "NEON" mark, which NEON believes to be superior to those of New Era of Networks. Discovery related to this litigation has been completed but no trial date has been set. On June 23, 1999, NEON sued New Era of Networks in District Court in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" is in violation of Texas law concerning misappropriation of trade names. In this litigation, NEON sought to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace or to dilute the meaning or value of NEON's name. NEON's claims are based upon its prior and continuous use of "NEON" as its corporate name. On June 1, 2001, the jury in the Fort Bend County, Texas suit returned a verdict in NEON's favor awarding NEON $14,000,000 in actual damages and $25,000,000 in punitive damages. On June 26, 2001, the Judge issued a final judgment confirming the award of actual and punitive damages, and granted a permanent injunction prohibiting New Era from referring to itself as NEON in advertising, marketing or other public disclosures; from distributing software that includes one or more occurrences of the NEON mark, and within specified time periods to replace documentation, installed code, and advertising materials that include any use of the mark NEON. NEON expects this final judgment to be appealed, which could result in a reversal or new trial being ordered on all or a portion of the judgment. Alternatively, the parties may reach a settlement in satisfaction of the judgment that reduces the dollar amount from that awarded by the court. Therefore, NEON is not guaranteed that it will receive any or all of the $39,000,000 in damages.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No stockholder votes took place during the fourth quarter of the fiscal year ended March 31, 2001.

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

                                                          HIGH         LOW
                                                         ------       ------
FISCAL YEAR ENDED MARCH 31, 2001:
   Fourth Quarter                                        $ 8.31       $ 4.06
   Third Quarter                                         $11.44       $ 4.75
   Second Quarter                                        $22.00       $10.00
   First Quarter                                         $33.00       $16.00

FISCAL YEAR ENDED MARCH 31, 2000:
   Fourth Quarter                                        $40.00       $27.88
   Third Quarter                                         $39.25       $16.50
   Second Quarter                                        $38.50       $26.63
   First Quarter                                         $50.00       $32.50

Fourth Quarter (March 5, 1999-March 31, 1999)            $55.00       $15.00


During the three year period ended March 31, 2001, NEON issued unregistered shares of its Common Stock to a limited number of personas described below.

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

HOLDERS

    On June 15, 2001, the last reported sale price of the common stock on the Nasdaq Stock Market was $6.99 per share. At June 15, 2001, there were 188 holders of record of NEON's common stock (although NEON believes that the number of beneficial owners of its common stock is substantially greater) and 9,530,632 shares outstanding.

    In March 1999, NEON completed the initial public offering of its common stock. The Commission declared the Registration Statement (File No. 333-69651) relating to NEON's initial public offering effective on March 4, 1999. In the initial public offering, NEON issued and sold 3,041,000 shares for an aggregate price to the public of $45,615,000 and a single selling stockholder sold 64,000 shares of common stock for an aggregate offering price of $960,000. The initial public offering was a firm commitment underwriting, and the managing underwriters of the initial public offering were Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC and CIBC Oppenheimer Corp. The underwriting discount incurred by NEON relating to its initial public offering was $3,193,050. Net offering proceeds received by NEON from the initial public offering were approximately $41.2 million. Approximately $1.0 million of the proceeds received by NEON from the initial public offering were used to repay existing indebtedness. Pending final application, NEON has invested the proceeds received by it from the initial public offering (other than the proceeds used to repay the existing indebtedness described above) in short term, interesting-bearing, investment-grade securities.

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

                                                                                       YEARS ENDED MARCH 31,
                                                                   ---------------------------------------------------------------
                                                                     2001          2000          1999          1998         1997
                                                                   --------      --------      --------      --------      -------
Statement of Operations Data:
Revenues:
   License                                                         $ 17,826      $ 22,860      $ 15,420      $  9,806      $ 6,183
   Maintenance                                                        8,798         6,859         4,596         2,397        1,003
                                                                   --------      --------      --------      --------      -------

          Total revenues                                             26,624        29,719        20,016        12,203        7,186
Cost of revenues:
   Cost of license                                                    2,471         1,484         1,032           552          212
   Cost of maintenance                                                2,365         1,719         1,002           743          392
                                                                   --------      --------      --------      --------      -------
         Total cost of revenues                                       4,836         3,203         2,034         1,295          604
                                                                   --------      --------      --------      --------      -------

Gross profit                                                         21,788        26,516        17,982        10,908        6,582
Operating expenses:
   Sales and marketing                                               15,639        11,474         7,536         5,713        3,469
   Research and development                                           8,329         5,847         4,052         2,272        1,525
   General and administrative                                         8,957         3,549         2,947         1,480          697
   Amortization of goodwill                                             478           239            --            --           --
                                                                   --------      --------      --------      --------      -------

          Total operating expenses                                   33,403        21,109        14,535         9,465        5,691
                                                                   --------      --------      --------      --------      -------
Operating income (loss)                                             (11,615)        5,407         3,447         1,443          891
Interest and other, net                                               2,486         2,256           185            28          (68)
                                                                   --------      --------      --------      --------      -------

Income (loss) before provision for income taxes                      (9,129)        7,663         3,632         1,471          823
Benefit (provision) for income taxes                                  1,884        (2,759)       (1,380)         (310)          (7)
                                                                   --------      --------      --------      --------      -------

Net income (loss)                                                    (7,245)        4,904         2,252         1,161          816
Dividends on series A redeemable convertible preferred stock             --            --           (75)         (100)         (80)
                                                                   --------      --------      --------      --------      -------
Net income (loss) applicable to common stockholders                $ (7,245)     $  4,904      $  2,177      $  1,061      $   736
                                                                   ========      ========      ========      ========      =======
Earnings (loss) per common share (a):

   Basic                                                           $  (0.77)     $   0.55      $   0.71      $   0.45      $  0.35
                                                                   --------      --------      --------      --------      -------
   Diluted                                                         $  (0.77)     $   0.47      $   0.30      $   0.19      $  0.14
                                                                   --------      --------      --------      --------      -------

Shares used in computing earnings (loss) per common share (a):
   Basic                                                              9,432         8,914         3,065         2,371        2,094
   Diluted                                                            9,432        10,461         7,517         6,268        5,671

                                                                                            AS OF MARCH 31,
                                                                   ---------------------------------------------------------------
                                                                     2001          2000          1999          1998         1997
                                                                   --------      --------      --------      --------      -------
BALANCE SHEET DATA:
Cash and cash equivalents                                          $42,774       $37,120       $45,400       $ 2,804       $ 1,705
Working capital                                                     40,347        41,430        45,295           973           876
Total assets                                                        63,378        60,500        52,635         6,352         3,093
Secured notes payable                                                   --            --            --         1,049         1,049
Series A redeemable, convertible preferred stock                        --            --            --         1,663         1,563
Total stockholders' equity (deficit)                                49,314        51,858        45,830          (234)       (1,416)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included in this report on Form 10-K. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act. These statements are based on our current expectations and entail various risks and uncertainties such as our plans, objectives, expectations and intentions. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terms. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

OVERVIEW

   NEON develops, markets and supports software products that allow our customers to rapidly deploy new business capabilities by leveraging existing application and data with the Internet, a process know generically as eBusiness Intergration. In addition, we also market and support Enterprise Subsystem Management software products. NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation which was incorporated in June 1991. NEON's Shadow products provide rapid and cost-effective access to and connectivity between enterprise data, transactions, and applications. Shadow Direct enables client/server applications to access and integrate with mainframe data and applications. Shadow Enterprise Direct provides access and integration between client/server systems. In addition, through its distributor agreement with Peregrine/Bridge Transfer Corporation, NEON launched the first of its Enterprise Subsystem Management products in January 1997. This product line, which currently consists of thirteen products, improves the availability and performance of mainframe subsystems to support the growing demands placed on the mainframe.

   NEON derives revenue from software licenses and maintenance services. Historically, NEON's Shadow product line has generated substantially all of NEON's revenue. License fees, which are based upon the number and capacity of servers as well as the number of client users, are generally due upon license grant and include a one-year maintenance period. The sales process typically takes approximately nine months. After the initial year of license, NEON provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee. Since NEON's inception, over 80% of customers have elected to continue maintenance service after the first year. In fiscal 2001, 2000, and 1999, maintenance revenues represented 33%, 23% and 23% of total revenues, respectively. Maintenance revenues are expected to continue to increase as a percentage of total revenues as NEON's customer base continues to grow. Any factors adversely affecting the pricing of, demand for, or market acceptance of, our products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition.

   Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4) and Statement of Position 98-9 (SOP 98-9). NEON adopted SOP 97-2 effective July 1, 1997, SOP 98-4 effective March 31, 1998 and SOP 98-9 effective April 1, 1999. NEON believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4 and SOP 98-9. Revenues from software license sales are recognized when all of the following conditions are met: a non-cancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; no other significant vendor obligations exist; and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. License revenues generally include software maintenance agreements for the first year following the date of sale. In such cases, revenues are allocated between licenses fees and maintenance revenues based on NEON-specific evidence. Revenues from first-year maintenance agreements and separately priced software maintenance agreements for subsequent years are deferred and recognized ratably on a straight-line basis over the maintenance period.

   NEON also markets and sells its products through independent foreign distributors. License and maintenance revenues from these transactions are recognized when all of the above conditions are met.

   NEON follows SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Research and development expenditures in general have been charged to operations as incurred. No such costs have been capitalized to date as the impact on the financial statements would be insignificant.

   Since NEON's inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. We anticipate that our operating expenses will increase in the future as we increase our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden our technical support and improve our operational and financial systems. Accordingly, we will need to increase our annual revenue to generate operating profits. In addition, a significant portion of our revenue is historically recorded at the end of each quarter. Consequently, it is difficult for us to predict future operating results and, accordingly, there can be no assurance in future quarters that we will achieve or sustain revenue growth and/or return to profitability.

   NEON conducts its business in the United Kingdom and Germany through two wholly-owned consolidated subsidiaries. Revenues from these subsidiaries are denominated in local currencies. Pursuant to these foreign operations, NEON is exposed to foreign currency fluctuations for its net working capital positions. At March 31, 2001, NEON had unhedged net current liabilities denominated in British pounds aggregating 671,000 British pounds and unhedged net current liabilities denominated in Deutsche marks aggregating 5,958,000 Deutsche marks. At that date, NEON had no material commitments that would be satisfied in currencies other than U.S. dollars. In other international markets, NEON conducts substantially all of its business through independent third-party distributors. Revenues derived from third-party distributors are denominated in U.S. dollars. Revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 16%, 20% and 23% in fiscal 2001, 2000, and 1999, respectively. The British pound and the German mark have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on NEON's revenues or operating results. Management does not currently have an active foreign exchange hedging program; however, NEON may implement a program to mitigate foreign currency transaction risk in the future. Although NEON's international operations and sales levels are subject to economic, fiscal and monetary policy of foreign governments, to date these factors have not had a material effect on NEON's results of operations or liquidity. NEON expects that revenues from international operations should not vary substantially as a percentage of total revenue and from the level experienced in fiscal 2001.

   In the third quarter of fiscal 2001, NEON took charges of approximately $3.8 million related to the departure of various employees and other related personnel costs. The majority of this charge, $3.2 million, is the result of changes made to options previously granted to the former chief executive officer and chief financial officer upon their resignations in December and October 2000, respectively. These charges were based on the fair value of those options at the date of the modification and are non-cash in nature. The remaining portion of the charges consists of severances and other related employee costs that will be paid out over the next twelve months.

   In the third quarter of fiscal 2000, NEON entered into an agreement with Sterling Software, which was subsequently acquired by Computer Associates, Inc., which granted NEON the right to use, reproduce, copy and sell certain products. As consideration for this agreement, NEON made a nonrefundable advance of $3.5 million for the future royalties to be earned by Computer Associates from sales made by NEON of $14 million of such products. NEON also acquired an option to purchase the intellectual property underlying such products at any time through December 30, 2000 for $1 million. In October 2000, NEON exercised its option to purchase the intellectual property. The purchase was completed on December 21, 2000 and the total unamortized consideration was recorded as an intangible asset and is being amortized over 3 years on the straight-line method.

   During fiscal 1999, NEON recorded deferred stock compensation of $2.5 million in connection with certain stock option grants. NEON amortizes deferred stock compensation over the vesting period of the related award. Additionally, in the third quarter of fiscal year 2000, $349,000 was recognized as non-cash compensation expense related to performance-based options granted to a NEON executive. The expense related to the performance-based options was reversed in the fourth quarter, since the applicable performance targets were not met and the options were cancelled. In fiscal 2001, NEON recorded $3.2 million in non-cash compensation due to changes made to options previously granted for certain terminated executives. Additionally, NEON recorded a deferred compensation charge of $509,000 related to a restricted stock grant to an executive. We record amortization of non-cash expense in accordance with Accounting Principles Board Opinion No. 25.

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

RESULTS OF OPERATIONS

   The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

                                                                    YEARS ENDED MARCH 31,
                                                         ------------------------------------------
                                                          2001              2000              1999
                                                         ------            ------            ------
Revenues
    License                                                67.0%             76.9%             77.0%
    Maintenance                                            33.0              23.1              23.0
                                                         ------            ------            ------
           Total revenue                                  100.0             100.0             100.0
Cost of revenues:
Cost of license                                             9.3               5.0               5.2
Cost of maintenance                                         8.9               5.8               5.0
                                                         ------            ------            ------
           Total cost of revenues                          18.2              10.8              10.2
                                                         ------            ------            ------
Gross profit                                               81.8              89.2              89.8
Operating expenses:
   Sales and marketing                                     58.7              38.6              37.7
   Research and development                                31.3              19.7              20.2
   General and administrative                              33.6              11.9              14.7
   Amortization of goodwill                                 1.8               0.8                --
                                                         ------            ------            ------
           Total operating expenses                       125.4              71.0              72.6
                                                         ------            ------            ------
Operating income (loss)                                   (43.6)             18.2              17.2
Interest and other, net                                     9.3               7.6               0.9
                                                         ------            ------            ------
Income (loss) before provision for income taxes           (34.3)             25.8              18.1
Benefit (provision) for income taxes                        7.1              (9.3)             (6.9)
                                                         ------            ------            ------
           Net income (loss)                              (27.2)%            16.5%             11.2%
                                                         ======            ======            ======


FISCAL YEARS ENDED MARCH 31, 2001, 2000 AND 1999

REVENUES

   TOTAL REVENUES. Total revenues were $26.6 million, $29.7 million and $20.0 million in fiscal 2001, 2000 and 1999, respectively, representing period-to-period changes of (10)% and 48% for the fiscal 2001 and 2000 periods. NEON had one customer that represented 16% of consolidated revenue in fiscal 2001, no customers that accounted for 10% or more of consolidated revenue in fiscal 2000, and one customer that accounted for 12% of consolidated revenue in fiscal 1999.

   LICENSE. License revenues were $17.8 million, $22.9 million, $15.4 million in fiscal 2001, 2000 and 1999, respectively, representing period-to-period changes of (22)% and 48% for the fiscal 2001 and 2000 periods. The decrease in fiscal 2001 of $5.0 million as compared to fiscal 2000 is primarily due to an overall weakness in the mainframe software market since December 31, 1999. The license revenue increase in fiscal 2000 compared to fiscal 1999 were attributable to increases in the number of license sales of NEON's Shadow products, and to a lesser extent, to license sales of new Enterprise Subsystem Management products. License revenues includes $4.4 million and $2.1 million for fiscal 2001 and 2000, respectively, of revenue under a software distribution agreement with BMC Software entered in connection with NEON's settlement of a lawsuit originally filed by BMC Software (See Item 3. Legal Proceedings). Product price increases during the periods were not significant.

   MAINTENANCE. Maintenance revenues were $8.8 million, $6.9 million, and $4.6 million in fiscal 2001, 2000 and 1999, respectively, representing period-to-period increases of 28% and 49% for the fiscal 2001 and 2000 periods. These increases resulted from renewals of maintenance agreements from NEON's installed base of customers and the recognition of deferred first-year maintenance service fees on an increased level of license sales.

   COST OF REVENUES

   COST OF LICENSES. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues primarily resulting from NEON's sales of Enterprise Subsystem Management products. Cost of license revenues was $2.5 million, $1.5 million, and $1.0 million, in fiscal 2001, 2000 and 1999, respectively, representing 14%, 6% and 7% of total license revenues in the respective periods. The dollar increases were due primarily to increased sales of Enterprise Subsystem Management products, resulting from increased royalties paid to Peregrine/Bridge Transfer Corporation under NEON's distributorship agreement with Peregrine/Bridge Transfer Corporation.

   COST OF MAINTENANCE. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support departments. Cost of maintenance revenues was $2.4 million, $1.7 million and $1.0 million in fiscal 2001, 2000 and 1999, respectively, representing 27%, 25% and 22% of total maintenance revenues in the respective periods. The dollar increases during the periods were due principally to increases in the number of technical support staff providing support to NEON's growing customer base. NEON expects that annual cost of maintenance will increase in absolute dollars but should not vary substantially as a percentage of total maintenance revenues from the level experienced in the fiscal 2001.

   OPERATING EXPENSES

   SALES AND MARKETING. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. Sales and marketing expenses were $15.6 million, $11.4 million and $7.5 million in fiscal 2001, 2000 and 1999, respectively, representing 59%, 39% and 38% of total revenue in the respective periods. The increase in sales and marketing expense as a percentage of total revenue in fiscal 2001 is due primarily to the reduction in total revenue for the period then ended. The dollar increase from fiscal 2000 to fiscal 2001 resulted primarily from increases in marketing activity such as trade shows and advertisements, an increase in compensation costs from the hiring of additional sales personnel, an increase in costs associated with the international sales offices, and a decrease in international agent commissions. The dollar increase from fiscal 1999 to fiscal 2000 resulted primarily from increases in compensation costs due to the hiring of additional North American sales personnel and increased commissions paid as a result of NEON's revenue growth, as well as an increase in costs associated with the sales offices in the United Kingdom and Germany. In addition, the dollar increase reflects increased commissions to NEON's independent international agents and increased marketing and selling expenses, principally due to increases in marketing efforts and a larger number of sales and marketing staff. As NEON continues to devote resources to the enhancement and expansion of its sales and marketing organization, NEON expects that annual sales and marketing expenses will increase in absolute dollars but should return to substantially the same percentages of total revenue as experienced in the fiscal 2000 and 1999.

   RESEARCH AND DEVELOPMENT. Research and development expenses include salaries, bonuses and benefits to product development and product documentation personnel and the computer hardware, software and telecommunication expenses associated with these personnel. Research and development expenses were $8.3 million, $5.8 million and $4.1 million in fiscal 2001, 2000 and 1999, respectively, representing 31%, 20% and 20% of total revenues in each of these respective periods. The increase in the percentage of total revenue in fiscal 2001 is primarily due to the addition of development personnel and the reduction in the total revenue generated in fiscal 2001. The dollar increases in these periods were primarily attributable to increased compensation costs due to additional staffing. Research and development expenses are expected to increase in absolute dollar amounts but not vary substantially as a percentage of total revenues from the level experienced in the fiscal 2000 and 1999.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries, personnel and related costs for NEON's executive, financial, legal and administrative staff. General and administrative expenses were $4.5 million (excluding $4.5 million from nonrecurring charges during fiscal 2001), $3.5 million and $2.9 million in fiscal 2001, 2000 and 1999, respectively, representing 17%, 12% and 15% of total revenues in the respective periods. The nonrecurring charges consisted of $3.8 million for charges related to the departure of certain personnel, a $400,000 charge for the cost of strategic consulting projects and a $250,000 realized foreign currency loss. The dollar increase from fiscal 2000 to fiscal 2001, excluding nonrecurring charges, is primarily from increases in office occupancy costs and the related computer hardware, software and telecommunication expenses related to expansion of office facilities, increases in personnel costs, and increases in legal cost associated with litigation. The percentage increase is due to a reduction in total revenue in fiscal 2001. The dollar increase from fiscal 1999 to fiscal 2000 is due to increases in occupancy costs and increases in compensation expenses due principally to administrative personnel additions necessary to support NEON's growth. NEON anticipates general and administrative expenses will continue to increase in absolute dollars but should return to substantially the percentages of total revenues experienced in the fiscal 2000 and 1999.

   NON-CASH COMPENSATION. The deferred compensation balance was reduced by $137,000 and $321,000 during the fiscal 2001 and 2000, respectively, due to the cancellation of options associated with terminated employees. NEON has recognized $409,000, $490,000 and $767,000 in fiscal 2001, 2000 and 1999, respectively, in amortization of non-cash deferred compensation cost associated with the initial public offering. The deferred balance related to the initial public offering of $353,000 will be recognized over the remaining vesting period of approximately two years. During the fiscal 2001, NEON amortized $75,000 in deferred compensation related to the restricted stock granted to an executive officer.

   AMORTIZATION OF ACQUISITION RELATED COSTS. On September 29, 1999, NEON acquired various software products and miscellaneous assets from Beyond Software, Inc. a privately held company based in Santa Clara, California, for $1.9 million, plus the assumption of certain liabilities. The transaction resulted in goodwill of approximately $2.4 million, which is being amortized on a straight-line basis over five years. Amortization expense related to this transaction of $477,000 and $239,000 was recognized in the fiscal 2001 and 2000, respectively.

   INTEREST AND OTHER INCOME, NET. Interest income and other income, net was $2.5 million, $2.3 million, and $185,000 for the fiscal years ended March 31, 2001, 2000, and 1999, respectively. The increases are primarily the result of increased cash and investment balances during the respective periods. NEON's cash and cash equivalents and investments balances were primarily derived from the $41.2 million of net proceeds received from NEON's March 1999 initial public offering.

   BENEFIT (PROVISION) FOR INCOME TAXES. The benefit for income taxes for fiscal 2001, was $1.9 million, or 21% of pre-tax losses. The benefit is the result of operating losses in fiscal 2001 being carried-back to recoup taxes paid in the United States in previous periods. The difference between the effective and statutory rates is primarily due to a non-recurring charge for changes made to options previously granted and the impact of net operating losses outside the United States. NEON has not recognized the tax benefit for either of these item in fiscal 2001. NEON recorded a tax provision for fiscal 2000 and 1999 using the effective income tax rate of 36% and 38%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      NEON's cash and cash equivalent balance was $42.8 million and $37.1 million at March 31, 2001 and 2000, respectively. The increase is due primarily to the collection of accounts receivable and income from cash and cash equivalents partially offset by the $1.0 million payment to complete the acquisition of intellectual property from Sterling Software in fiscal 2001.

   Net cash provided by (used in) operating activities was $3.3 million, ($121,000), and $2.5 million in fiscal 2001, 2000 and 1999, respectively. The funds provided in fiscal 2001 resulted primarily from decreases in accounts receivable and an increase in operating liabilities. Net cash used in operating activities during fiscal 2000 was primarily from increases in accounts receivable and an advance royalty payment to Sterling Software of $3.5 million, partially offset by the increased profitability from NEON's business growth. Net cash provided by operating activities during fiscal 1999 was primarily the result of increased profitability from the growth of NEON's business offset by increases in accounts receivable.

   A majority of NEON's revenues are recorded in the latter half of each quarter. Accordingly, as NEON's quarterly revenues have increased, the aggregate balance of accounts receivable-trade has a tendency to increase. Future increases in NEON's accounts receivable-trade balance will reduce cash flows otherwise available from NEON's operating results.

   Net cash provided by (used in) investing activities was $1.9 million, ($8.1) million and ($234,000) in fiscal 2001, 2000 and 1999, respectively. The funds provided in fiscal 2001 resulted primarily from maturities of short-term and long-term marketable securities partially offset by purchases of property and equipment and the $1 million payment to complete the acquisition of intellectual property from Sterling Software. The funds used in fiscal 2000 is a result of purchases of both short-term and long-term marketable securities and the acquisition of assets of Beyond Software Inc. were the principal uses of investing funds in fiscal 2000. Net cash used for investing activities in fiscal 1999 was principally for purchases of property and equipment, including computer hardware and software to support NEON's growing employee base. As of March 31, 2001, NEON had no material commitment for capital expenditures.

   NEON's net cash provided by financing activities was $241,000, $109,000 and $40.2 million in fiscal 2001, 2000 and 1999, respectively. Net cash provided by financing activities in fiscal 2001 and 2000 was from amounts received from the exercise of employee stock options, while net cash provided by financing activities in fiscal 1999 consisted primarily of the $41.2 million net proceeds received from NEON's March 1999 initial public offering offset by the subsequent repayment of $1.0 million of secured notes payable.

   NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $42.8 million at March 31, 2001 and were invested in varying types of commercial paper and money market securities. An additional $515,000 was invested in short-term available-for-sale marketable securities with maturity dates from three months to one year in term, and $320,000 was invested in available-for-sale marketable securities with maturity dates beyond one year. NEON believes that a near-term change in interest rates will have an immaterial affect on its financial position, results of operations or net cash flows for fiscal year 2002.

   NEON believes that its current balances of cash and cash equivalents will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, NEON may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all, or if available, that such financing will be obtainable on terms acceptable to NEON or that any additional financing will not be dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities and, as amended, is effective for all fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 could increase the volatility of reported earnings and other comprehensive income in the future. In general, the amount of volatility will vary with the level of derivative activities during any period. Effective April 1, 2001, NEON adopted SFAS 133 and has not identified any derivative instruments subject to the provisions of SFAS 133. NEON does not believe the adoption will have a material impact on its consolidated results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      NEON is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments. In seeking to minimize the risks and/or costs associated with such activities, NEON manages exposure to change in interest rates and foreign currency exchange rates.

   The majority of NEON's foreign currency transactions are denominated in British pound sterling, which is the functional currency of NEON Systems (UK) Ltd., a subsidiary of NEON. As sales contracts are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized to foreign currency translation adjustments. NEON does not currently hedge against foreign currency translation risks and believes that foreign currency exchange risk is not significant to its operations.

   NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $42.8 million at March 31, 2001 and were invested in varying types of commercial paper and money market securities. An additional $515,000 was invested in short-term available-for-sale marketable securities with maturity dates from three months to one year in term, and $320,000 was invested in available-for-sale marketable securities with maturity dates beyond one year. NEON believes that a near-term change in interest rates will have an immaterial effect on its financial position, results of operations or net cash flows for fiscal year 2001.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                    PAGE
                                                                                    ----
Independent Auditors' Report..................................................       33

Consolidated Balance Sheets...................................................       34

Consolidated Statements of Operations.........................................       35

Consolidated Statements of Stockholders' Equity (Deficit)and Comprehensive
Income........................................................................       36

Consolidated Statements of Cash Flows.........................................       37

Notes to Consolidated Financial Statements....................................       38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
NEON Systems, Inc.:

   We have audited the accompanying consolidated balance sheets of NEON Systems, Inc. and subsidiaries (collectively, the "Company") as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NEON Systems, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Houston, Texas
April 25, 2001

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                        AS OF MARCH 31,
                                                                                                    2001                 2000
                                                                                                ------------         ------------
                                               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                                  $ 42,773,856         $ 37,120,342
     Short-term investments                                                                          514,828            1,977,500
     Accounts receivable trade, net of allowance for returns of $187,000 and nil                   6,072,332            9,602,979
     Deferred tax assets                                                                             607,566              712,948
     Tax receivable                                                                                2,392,311                   --
     Other current assets                                                                          2,050,586              658,236
                                                                                                ------------         ------------

            Total current assets                                                                  54,411,479           50,072,095
                                                                                                ------------         ------------
Property and equipment:
     Furniture and equipment                                                                       2,190,497            1,612,080
     Purchased software                                                                            1,472,218            1,114,788
     Less accumulated depreciation and amortization                                               (1,558,951)            (832,073)
                                                                                                ------------         ------------
           Property and equipment, net                                                             2,103,764            1,894,795
Long-term investments                                                                                319,613            2,660,267
Intangible assets, net of accumulated amortization of $1,121,338 and $238,529                      5,652,857            2,146,764
Other assets, net                                                                                    890,630            3,726,236
                                                                                                ------------         ------------
           Total assets                                                                         $ 63,378,343         $ 60,500,157
                                                                                                ============         ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                           $  1,385,541            2,032,442
     Accrued expenses                                                                              5,197,674              825,579
     Taxes payable                                                                                        --              318,534
     Deferred maintenance revenue                                                                  7,481,593            5,466,000
                                                                                                ------------         ------------

         Total current liabilities                                                                14,064,808            8,642,555
                                                                                                ------------         ------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued
       and outstanding at March 31, 2001 and 2000, respectively                                           --                   --
     Common stock, $.01 par value. Authorized 30,000,000 shares; 9,516,804 and 9,005,584
       shares issued and outstanding at March 31, 2001 and 2000, respectively                         95,167               90,106
     Additional paid-in-capital                                                                   51,550,518           46,697,763
     Accumulated other comprehensive income (loss)                                                  (423,574)            (155,221)
     Unearned portion of deferred compensation                                                      (787,705)            (899,377)
     Retained Earnings (deficit)                                                                  (1,120,871)           6,124,331
                                                                                                ------------         ------------
          Total stockholders' equity                                                              49,313,535           51,857,602
                                                                                                ------------         ------------
     Commitments and contingencies  (Note 7)

          Total liabilities and stockholders' equity                                            $ 63,378,343         $ 60,500,157
                                                                                                ============         ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEARS ENDED MARCH 31,
                                                                     ------------------------------------------------------
                                                                         2001                 2000                 1999
                                                                     ------------         ------------         ------------
Revenues:
     License                                                         $ 17,826,050         $ 22,859,955         $ 15,420,415
     Maintenance                                                        8,797,623            6,858,758            4,595,781
                                                                     ------------         ------------         ------------
          Total revenues                                               26,623,673           29,718,713           20,016,196

Cost of revenues:
     Cost of licenses                                                   2,471,083            1,483,597            1,031,708
     Cost of maintenance                                                2,365,315            1,719,826            1,002,401
                                                                     ------------         ------------         ------------
          Total cost of revenues                                        4,836,398            3,203,423            2,034,109
                                                                     ------------         ------------         ------------

Gross profit                                                           21,787,275           26,515,290           17,982,087
Operating expenses:
     Sales and marketing                                               15,638,339           11,473,837            7,536,118
     Research and development                                           8,329,039            5,846,789            4,052,300
     General and administrative                                         8,957,622            3,549,468            2,947,112
     Amortization of goodwill                                             477,527              238,529                   --
                                                                     ------------         ------------         ------------

          Total operating expenses                                     33,402,527           21,108,623           14,535,530
                                                                     ------------         ------------         ------------

Operating income (loss)                                               (11,615,252)           5,406,667            3,446,557
Interest income                                                         2,486,230            2,314,595              212,474
Interest expense                                                           (6,140)              (3,412)             (81,667)
Other, net                                                                  6,152              (54,850)              54,660
                                                                     ------------         ------------         ------------

     Income (loss) before provision for income taxes                   (9,129,010)           7,663,000            3,632,024
Benefit (provision) for income taxes                                    1,883,808           (2,758,680)          (1,380,170)
                                                                     ------------         ------------         ------------

     Net income (loss)                                                 (7,245,202)           4,904,320            2,251,854
Dividends on series A redeemable, convertible preferred stock                  --                   --              (75,000)

     Net income (loss) applicable to common stockholders             $ (7,245,202)        $  4,904,320         $  2,176,854
                                                                     ============         ============         ============

Earnings (losses) per common share:
     Basic                                                           $      (0.77)        $       0.55         $       0.71
                                                                     ============         ============         ============
     Diluted                                                         $      (0.77)        $       0.47         $       0.30
                                                                     ============         ============         ============

Shares used in computing earnings (losses) per common share:
     Basic                                                              9,431,500            8,914,474            3,065,219
     Diluted                                                            9,431,500           10,461,032            7,517,217


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            AND COMPREHENSIVE INCOME


                                                                    ACCUMULATED
                                                                       OTHER          UNEARNED         RETAINED           TOTAL
                                                    ADDITIONAL     COMPREHENSIVE     PORTION OF        EARNINGS        STOCKHOLDERS'
                                        COMMON        PAID-IN          INCOME         DEFERRED        ACCUMULATED        EQUITY
                                         STOCK        CAPITAL           (LOSS)      COMPENSATION       (DEFICIT)        (DEFICIT)
                                        -------     ------------      ---------      -----------      -----------      ------------
Balance as of March 31, 1998            $25,358     $    698,751      $    (962)     $        --      $  (956,843)     $   (233,696)
Comprehensive income:
   Net income                                --               --             --               --        2,251,854         2,251,854
   Foreign currency translation gain         --               --         58,811               --               --            58,811
                                                                                                                       ------------
     Total comprehensive income              --               --             --               --               --         2,310,665
Exercise of stock options                 1,465          142,814             --               --               --           144,279
Tax benefit related to exercise of
   stock options                             --           23,709             --               --               --            23,709
Deferred compensation related to
   option grants                             --        2,477,655             --       (2,477,655)              --                --
Amortization of deferred stock
   compensation                              --               --             --          767,284               --           767,284
Preferred stock dividends                    --               --             --               --          (75,000)          (75,000)
Preferred stock conversion to
   common stock                          31,250        1,707,083             --               --               --         1,738,333
Initial public offering                  30,410       41,124,112             --               --               --        41,154,522
                                        -------     ------------      ---------      -----------      -----------      ------------

Balance at March 31, 1999                88,483       46,174,124         57,849       (1,710,371)       1,220,011        45,830,096
Comprehensive income:
   Net income                                --               --             --               --        4,904,320         4,904,320
   Foreign currency translation loss         --               --       (166,734)              --               --          (166,734)
   Unrealized securities losses              --               --        (46,336)              --               --           (46,336)
                                                                                                                       ------------
   Total comprehensive income                --               --             --               --               --         4,691,250
Exercise of stock options                 1,623          107,663             --               --               --           109,286
Tax benefit related to exercise of
   stock options                             --          737,224             --               --               --           737,224
Deferred compensation related to
   options granted                           --         (321,248)            --          321,248               --                --
Amortization of deferred stock
   compensation                              --               --             --          489,746               --           489,746
Balance at March 31, 2000               $90,106     $ 46,697,763      $(155,221)     $  (899,377)     $ 6,124,331      $ 51,857,602
Comprehensive income:
   Net income                                --               --             --               --       (7,245,202)       (7,245,202)
   Unrealized security gains                 --               --         61,066               --               --            61,066
   Foreign currency translation loss         --               --       (329,419)              --               --          (329,419)
                                                                                                                       ------------
   Total comprehensive income                --               --             --               --               --        (7,513,555)
Exercise of stock options                 5,061          235,820             --               --               --           240,881
Compensation related to changes to
   previously granted options                --        3,149,000             --               --               --         3,149,000
Tax benefit related to exercise of
   stock options                             --        1,096,196             --               --               --         1,096,196
Amortization of deferred stock
   compensation                              --               --             --          483,411               --           483,411
Deferred compensation related to
   restricted stock grants                   --          509,380             --         (509,380)              --                --
Deferred compensation related to
   options granted                           --         (137,641)            --          137,641               --                --
                                        -------     ------------      ---------      -----------      -----------      ------------
Balance at March 31, 2001               $95,167     $ 51,550,518      $(423,574)     $  (787,705)     $(1,120,871)     $ 49,313,535
                                        =======     ============      =========      ===========      ===========      ============


               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                 YEARS ENDED MARCH 31,
                                                                                       --------------------------------------------
                                                                                           2001            2000            1999
                                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                          $ (7,245,202)   $  4,904,320    $  2,251,854
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                      1,146,992         344,403         198,539
       Deferred tax expense (benefit)                                                       105,382        (140,958)       (163,561)
       Non-cash compensation expense                                                      3,632,411         489,746         767,284
       Amortization of goodwill                                                             477,137         238,529              --
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
       Accounts receivable                                                                3,207,683      (3,823,421)     (3,252,830)
       Other current assets                                                              (1,412,874)       (247,706)       (164,427)
       Other assets                                                                        (552,008)     (3,678,320)        (42,648)
       Accrued expenses                                                                   4,231,199      (1,013,006)        657,937
       Accounts payable                                                                    (678,038)        480,329       1,114,944
       Taxes payable (receivable)                                                        (1,614,649)        683,914          30,497
       Deferred maintenance revenue                                                       1,965,569       1,641,013       1,123,657
                                                                                       ------------    ------------    ------------

Net cash provided by (used in) operating activities                                       3,263,602        (121,157)      2,521,246
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                    (951,577)     (1,546,965)       (233,815)
     Acquisition of intangibles                                                          (1,000,000)     (1,870,000)             --
     Maturities of short-term investments                                                 3,864,392              --              --
     Purchase of marketable securities                                                           --      (4,684,103)             --
                                                                                       ------------    ------------    ------------

Net cash provided by (used) in investing activities                                       1,912,815      (8,101,068)       (233,815)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable                                                                  --              --      (1,049,101)
     Issuance of common stock                                                               240,881         109,286      41,298,801
                                                                                       ------------    ------------    ------------

Net cash provided by financing activities                                                   240,881         109,286      40,249,700
                                                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                                      5,417,298      (8,112,939)     42,537,131
Effect of exchange rates on cash                                                            236,216        (166,734)         58,811
Cash and cash equivalents at beginning of period                                         37,120,342      45,400,015       2,804,073
                                                                                       ------------    ------------    ------------
Cash and cash equivalents at end of period                                             $ 42,773,856    $ 37,120,342    $ 45,400,015
                                                                                       ============    ============    ============

Supplemental disclosure of non-cash financing activities:

   Conversion of Series A Redeemable, Convertible Preferred Stock into common stock    $         --    $         --    $  1,738,333
                                                                                       ============    ============    ============

Cash paid during the year for income taxes                                             $         --    $  2,237,286    $  1,542,690
                                                                                       ============    ============    ============

Cash paid during the year for interest                                                 $      6,140    $      3,412    $     97,916
                                                                                       ============    ============    ============


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

REVENUE RECOGNITION

    Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4) and Statement of Position 98-9 (SOP 98-9). NEON adopted SOP 97-2 effective July 1, 1997, SOP 98-4 effective March 31, 1998 and SOP 98-9 effective April 1, 1999. NEON believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4 and SOP 98-9. Revenues from software license sales are recognized when all of the following conditions are met: a non-cancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; no other significant vendor obligations exist;and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. License revenues generally include software maintenance agreements for the first year following the date of sale. In such cases, revenues are allocated between licenses fees and maintenance revenues based on NEON-specific evidence. Revenues from first-year maintenance agreements and separately priced software maintenance agreements for subsequent years are deferred and recognized ratably on a straight-line basis over the maintenance period.

    NEON also markets and sells its products through independent foreign distributors. License and maintenance revenues from these transactions are recognized when all of the above conditions are met.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using straight-line methods for property and equipment based on the estimated useful lives, generally three to seven years, of the various classes of property.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

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

    A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:

                                                                           YEARS ENDED MARCH 31,
                                                                           ---------------------

                                                                          2001           2000          1999
                                                                   -----------    -----------   -----------
Net income (loss)                                                  $(7,245,202)   $ 4,904,320   $ 2,251,854
Dividends on series A redeemable, convertible preferred stock               --             --       (75,000)
                                                                   -----------    -----------   -----------
              Net income (loss) applicable to common stockholders  $(7,245,202)   $ 4,904,320   $ 2,176,854
                                                                   ===========    ===========   ===========

Weighted average of common shares outstanding during the period:

   Basic                                                             9,431,500      8,914,474     3,065,219
   Dilutive stock options                                                   --      1,546,558     1,549,601
   Series A redeemable, convertible preferred stock                         --             --     2,902,397
                                                                   -----------    -----------   -----------

             Diluted                                                 9,431,500     10,461,032     7,517,217
                                                                   ===========    ===========   ===========
Income (loss) per common share:
    Basic                                                          $     (0.77)   $      0.55   $      0.71

    Diluted                                                        $     (0.77)   $      0.47   $      0.30

DEFERRED COMPENSATION

    During the twelve months prior to NEON's initial public offering on March 5, 1999, NEON granted stock options at prices subsequently considered below the then-fair value of the underlying stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million, which is amortizable to expense over the vesting period of the granted options. This deferred compensation balance was reduced during the fiscal year ended March 31, 2001 and 2000 by $137,000 and $321,000, respectively, due to the cancellation of options associated with terminated employees. During the fiscal year ended March 31, 2001, 2000 and 1999, $409,000, $490,000 and $767,000 respectively, was recognized as non-cash compensation expense. The deferred balance of $353,000 will be recognized over the remaining vesting period, approximately two years, of the granted options. Additionally, in the fiscal year ended March 31, 2001, NEON recorded a deferred compensation charge of $509,000 related to a grant of restricted stock to an executive. This charge will be amortized over the vesting period of four years. During fiscal 2001, NEON amortized $75,000 in deferred compensation related to the restricted stock granted to an executive officer.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

    During the fiscal year ended March 31, 2001, NEON took charges of $3.2 million related to changes made to options previously granted to the former chief executive officer and chief financial officer upon their resignations in December and October 2000, respectively. These charges were based on the fair value of those options at the date of the modification and are non-cash in nature. Additionally, in the third quarter of fiscal 2000, $349,000 was recognized as non-cash compensation expense related to performance-based options granted to a NEON executive. The expense related to the performance-based options was reversed in the fourth quarter, since the applicable performance targets were not met and the options were cancelled.

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

REASEARCH AND PRODUCT DEVELOPMENT COSTS

    Research and development costs are charged to expense as incurred. Software development costs that qualify for capitalization under Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, are evaluated for recoverability by NEON. No such costs have been capitalized to date as the impact on the financial statements would be insignificant.

STOCK BASED COMPENSATION

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

FOREIGN CURRENCY TRANSLATION

    For NEON's international subsidiaries, the functional currencies are the British pound, the German mark and the Australian dollar. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates prevailing during the period. The adjustments resulting from translating the financial statements of the international subsidiaries are reflected as a cumulative translation adjustment included in stockholders' equity (deficit) as a component of accumulated other comprehensive income.

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

NOTE 4--STOCK OPTION PLANS

    Under the 1993 Stock Plan (1993 Plan) for the officers and employees of NEON, the Board of Directors authorized the grant of non-qualified incentive stock options to purchase up to 2,600,000 shares of NEON's Common Stock. Such options become exercisable either on the date of grant or in such installments as the grant may specify up to 10 years from the date of grant.

    In January 1999, NEON adopted the 1999 Long-Term Incentive Plan (1999 Plan) that provides for the grant of incentive stock options and non-qualified stock options to purchase NEON common stock, stock appreciation rights, restricted stock and performance units, to key employees of NEON. NEON has reserved 2,000,000 shares of its common stock for issuance under the 1999 Plan. In connection with NEON's adoption of the 1999 Plan, NEON will not make any new grants under the 1993 Plan and options previously issued under the 1993 Plan will be exercisable in accordance with their terms.

      NEON has adopted the Stock Option Plan for Non-Employee Directors for compensation of its outside directors and has reserved 100,000 shares of its common stock for issuance thereunder. Outside directors joining the Board of Directors will receive options to purchase 7,500 shares of NEON common stock exercisable at the fair market value of the common stock at the close of business on the date immediately preceding the date of grant (the initial outside directors will be eligible for such grants upon their re-election to the Board of Directors). These annual options will vest equally in 33-1/3% increments over the three-year period from the date of grant. All stock options granted pursuant to the Stock Option Plan for Non-Employee Directors will be nonqualified stock options and will remain exercisable for a

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
period of ten years from the date of grant or, if earlier, six months after the option holder ceases to be a director of NEON. In the event of a change in control of NEON or certain other significant events, all options outstanding under the Stock Option Plan for Non-Employee Directors shall terminate, provided that immediately before the effective date of such transaction each holder of an outstanding option under the Stock Option Plan for Non-Employee Directors shall be entitled to purchase the total number of shares of common stock that such option holder would have been entitled to purchase during the entire remaining term of the option.

    NEON applies APB Opinion No. 25 in accounting for its Plans and, accordingly, compensation cost has been recognized to the extent that the estimated value of the underlying stock exceeds the exercise price on the date of the grant. Had NEON determined compensation cost based on SFAS No. 123, NEON's net income (loss) and per share amounts would have been the pro forma amounts indicated below:


                                                                    YEARS ENDED MARCH 31,
                                         ----------------------------------------------------------------
                                                  2001                        2000               1999
                                         ----------------------    ----------------------   -------------
Net income (loss) as reported            $           (7,245,202)   $            4,904,320   $   2,176,854
                                         ======================    ======================   =============
Net income (loss), pro forma             $          (15,148,922)   $              807,697   $   1,380,791
                                         ======================    ======================   =============
Net income (loss) per share as reported  $                (0.77)   $                 0.55   $        0.71
                                         ======================    ======================   =============
Net income (loss) per share, pro forma   $                (1.61)   $                 0.09   $        0.45
                                         ======================    ======================   =============


     Prior to NEON's initial public offering, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes model. The weighted average fair market value of an option granted during 2001, 2000 and 1999 was $9.87, $16.10, and $1.48, respectively. Except for the volatility assumption, which was only used under the Black-Scholes model, the following range of assumptions was used to perform the calculations: expected life of five years in 2001, 2000 and 1999; risk-free interest rates of 5.79% during 2001, 6.0% during 2000, and 5.8% during 1999; expected volatility of 1.684 in 2001, 1.39 in 2000, and 0.83 in 1999, and no expected dividend yield for the three years ended March 31, 2001. Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

    Stock option activity during periods indicated is as follows:

                             WEIGHTED
                             AVERAGE
                             NUMBER OF      EXERCISE
                             SHARES         PRICE
                             ------         -----

Balance at March 31, 1998    1,209,140    $ 0.36

     Granted                   624,590      5.54
     Exercised                (146,450)     0.97
     Forfeited                 (58,203)     1.26

Balance at March 31, 1999    1,629,077      2.26

     Granted                 1,062,057     22.68
     Exercised                (162,407)     1.55
     Forfeited                (315,023)    20.35

Balance at March 31, 2000    2,213,704      9.64

     Granted                 1,221,415      9.45
     Exercised                (506,100)     0.47
     Forfeited                (372,469)    18.30

Balance at March 31, 2001    2,556,550     10.17

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

                                OPTIONS OUTSTANDING
                                -------------------
                                                                           OPTIONS EXERCISABLE
                                                        WEIGHTED      -------------------------------
                                      WEIGHTED           AVERAGE                             WEIGHTED
RANGE OF                              AVERAGE         OUTSTANDING                            AVERAGE
EXERCISE            NUMBER            EXERCISE         CONTRACTUAL      NUMBER              EXERCISE
PRICES            OUTSTANDING          PRICE              LIFE        EXERCISABLE            PRICE
------            -----------          -----              ----        -----------            -----

$0.01 - $5         845,000             $ 1.14              7.10         509,265             0.51
$5 -   $10         525,280               5.74              9.34         49,510              5.26
$10 - $15          385,311              12.04              8.16         150,387             12.53
$15 - $20          480,628              16.82              8.82         319,516             16.25
$20 - $25           36,465              21.53              8.93           2,844             22.31
$25 - $30          204,607              28.81              8.61          56,109             28.89
$30 - $35           79,259              32.94              8.62          22,185             32.74
               -----------                                          -----------
                 2,556,550                                            1,109,816
               ===========                                          ===========

    At March 31, 2001, the weighted average remaining contractual life of outstanding options was 8.25 years. At March 31, 2001, 2000 and 1999, the number of options exercisable was 1,109,816, 977,674 and 746,708, respectively, and the weighted average exercise prices of those options were $9.02, $2.16 and $0.25, respectively.

NOTE 5--INCOME TAXES

    The benefit (provision) for income taxes consists of the following:

                                                   YEARS ENDED MARCH 31,
                                                   ---------------------

United States Federal                   2001                  2000                   1999
---------------------                   ----                  ----                   ----
   Current                            1,989,190          $(2,665,430)            $(1,414,724)
   Deferred                            (105,382)             140,958                 189,260

State  --  current                      --                  (210,460)               (100,000)
Foreign  --  current                    --                   (23,748)                (54,706)
                                      ---------          -----------             -----------
                                     $1,883,808          $(2,758,680)            $(1,380,170)
                                    ===========          ============            ============

    For the years ended March 31, 2001, 2000, and 1999, NEON's effective income tax rate differed from the statutory tax rate as follows:

                                                                         YEARS ENDED MARCH 31,

                                                           2001                          2000                          1999
                                                           ----                          ----                          ----
Statutory tax rate                                  $(3,103,863)  (34.0)%     $2,605,420     34.0%         $1,234,888     34.0%
Increase (decrease) in valuation allowance            2,038,031    22.2          278,913      3.6             205,729      5.7
R & E and AMT Credits                                  (378,547)   (4.1)        (302,832)    (3.9)           (105,858)    (2.9)
State tax expense, net of federal benefit                --         --           138,904      1.8              66,000      1.8
Foreign sales corporation                                --         --          (101,383)    (1.3)            (48,550)    (1.3)
Non-deductible expenses and other                      (439,429)   (4.8)         139,658      1.8              27,961      0.7
                                                     ----------               ----------                   ----------
Effective tax rate                                   (1,883,808)  (20.7)%     $2,758,680     36.0%         $1,380,170     38.0%
                                                     ==========               ==========                   ==========

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

    As of March 31, 2001, 2000, and 1999, deferred tax assets were as follows:

                                                     AS OF MARCH 31,

                                         2001              2000              1999
                                      -----------       -----------       -----------
Deferred maintenance revenues         $        --       $   130,759       $   212,284

Deferred compensation expense           1,652,826           464,598           283,588
Net operating loss carryforwards                                                   --
     United States                      1,726,964                --                --
     Australia                            101,560                --                --
     United Kingdom                        44,279           105,030                --
    Germany                               864,067           514,292           430,909
Other                                     118,610            12,561            76,118
     R&E and AMT Credits                  378,547                --                --
                                      -----------       -----------       -----------

     Total deferred tax assets          4,886,853         1,227,240         1,002,899
     Valuation allowance               (4,279,287)         (514,292)         (430,909)
                                      -----------       -----------       -----------

     Net deferred tax assets          $   607,566       $   712,948       $   571,990
                                      ===========       ===========       ===========


    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a valuation allowance is recorded.

     At March 31, 2001, NEON has a net operating loss carry-forward for income tax purposes of $7,643,605 that is available to offset future taxable income, if any. The net operating loss carry-forward consists of $4,672,521 in the United States, $147,597 in the United Kingdom, $2,541,375 in Germany, and $282,112 in Australia. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The Net operating loss carry-forward for the United States begins expiring in 2020.

NOTE 6--RELATED PARTY TRANSACTIONS

    NEON entered into a distributor agreement with Peregrine/Bridge Transfer Corporation, a database software company, in January 1996. In December 1998, NEON amended its distributor agreement with Peregrine/Bridge Transfer Corporation whereby Peregrine/Bridge Transfer Corporation has granted the Company an exclusive, worldwide license to market and sublicense Enterprise Subsystem Management products, with the exception of limited co-marketing rights held by IBM relating to one of Peregrine/Bridge Transfer Corporation's Enterprise Subsystem Management products. The amended distributor agreement has an initial term through March 31, 2004. The distributor agreement provides that NEON pay license fees for license products and for maintenance and support and upgrade services equal to 50% of the revenues received by NEON. NEON incurred license fees of $1,588,000, $979,000, and $703,000 for the years ended March 31, 2001, 2000, and 1999, respectively, to Peregrine/Bridge Transfer Corporation. NEON also has a services agreement with Peregrine/Bridge Transfer Corporation pursuant to which Peregrine/ Bridge Transfer Corporation reimburses NEON for Peregrine/Bridge Transfer Corporation's share of the general and administrative expenses supplied to it by NEON and for the time spent by NEON's management developing and implementing Peregrine/Bridge Transfer Corporation's product development and market strategy. Such amounts are presented as a reduction of general and administrative expenses in the accompanying consolidated financial statements. Peregrine/Bridge Transfer Corporation, beginning in May of 2000, pays NEON $33,995 per month under the services agreement. Such amounts totaled $398,000, $288,000 and $287,000 for the years ended March 31, 2001, 2000 and
1999, respectively, and are included as a reduction of general and administrative expenses in the accompanying statements of operations. Due to the timing of cash payments between the two parties related to the distributor agreement and the services agreement described above, NEON has accounts receivable(payable)-related party of nil, ($6,942) and $278,817, respectively, as of March 31, 2001, 2000 and 1999, respectively.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

    NEON and Peregrine/Bridge Transfer Corporation have certain common directors. In addition, the controlling stockholder of Peregrine/Bridge Transfer Corporation's sole shareholder, Skunkware, Inc., is NEON's chairman of the Board of Directors. In fiscal 1999 and 2000, NEON's president and chief executive officer, chief financial officer, and general counsel had the same responsibilities at Peregrine/Bridge Transfer Corporation.

NOTE 7--COMMITMENTS AND CONTINGENCIES

    NEON leases office space and computer software under operating lease agreements expiring through fiscal 2015. Future minimum rental payments under operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

YEARS ENDING MARCH 31,
2002                                                 $ 1,980,000
2003                                                   1,680,000
2004                                                   1,408,000
2005                                                   1,331,000
2006                                                     275,000
Thereafter                                             1,076,000
                                                     -----------
                                                     $ 7,750,000
                                                     ===========

    Total rent expense under all operating leases was $2,027,647, $1,109,047 and $715,636, and in the years ended March 31, 2001, 2000 and 1999, respectively.

    A number of organizations, including New Era of Networks, Inc., are utilizing the name "Neon," alone and in combination with other words, as a trademark, a tradename or both. New Era of Networks is also a developer and distributor of middleware and other software products. New Era of Networks has used the acronym "NEON" in its business, was listed on the Nasdaq National Market under the symbol "NEON" and has sought to obtain federal trademarks for products and services whose names include the word "NEON." On December 24, 1998, New Era of Networks filed a complaint against NEON in the United States District Court for the District of Colorado seeking (a) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe NEON's rights or constitute unfair competition and (b) cancellation of NEON's federal trademark registration for NEON. NEON has filed an Answer denying the material allegations of that complaint. On February 11, 2000, the judge in the Colorado proceeding advised the parties that the court intends to grant summary judgment for cancellation of the federal trademark registration for the "NEON" mark. If such judgment is entered, it will not affect NEON's right to use the "NEON" mark, which NEON believes to be superior to those of New Era of Networks. Discovery related to this litigation has been completed but no trial date has been set. On June 23, 1999, NEON sued New Era of Networks in District Court in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" is in violation of Texas law concerning misappropriation of trade names. In this litigation, NEON sought to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace or to dilute the meaning or value of NEON's name. NEON's claims are based upon its prior and continuous use of "NEON" as its corporate name. (See Note 13 - Subsequent Events for further discussion.)

On October 29, 1999, NEON entered into an agreed settlement with BMC Software of its lawsuit with BMC Software. BMC Software originally filed the lawsuit in August 1995 in the District Court of Travis County, Texas, 200th Judicial District, against Peregrine/Bridge Transfer Corporation, John J. Moores and a group of employees of Peregrine/Bridge Transfer Corporation who were also former employees of BMC Software. In the lawsuit, BMC Software had alleged misappropriation and infringement of certain trade secrets, confidential information and corporate opportunity, as well

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
as breach of contract and fiduciary relations by the named individuals. NEON, which is the exclusive distributor of software products developed by Peregrine/Bridge Transfer Corporation, had been named as a co-defendant in this lawsuit in December 1996. The October 1999 settlement resolved claims by BMC Software relating to NEON's and Peregrine/Bridge Transfer Corporation's title in and right to market the products of Peregrine/Bridge Transfer Corporation that were the subject of the lawsuit. Under the terms of the settlement, BMC Software paid $30 million to parties other than NEON. BMC Software and NEON also entered into a software distribution agreement under which, if fully performed by the parties, NEON would receive an aggregate of $8.6 million, payable quarterly over two years, for its products. In addition, the settlement does not obligate NEON or any other co-defendant to make any present or future cash payment or disgorgement or impose any restriction on the marketing and sale by NEON of its or Peregrine/Bridge Transfer Corporation's products. NEON has been indemnified for its costs and expenses in this lawsuit by Peregrine/Bridge Transfer Corporation under the terms of its distributor agreement with Peregrine/Bridge Transfer Corporation.

    NEON is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any of these matters will not have a material adverse effect on NEON's consolidated financial position, results of operations or liquidity.

NOTE 8 -- OPERATIONS BY GEOGRAPHIC LOCATION AND SIGNIFICANT CUSTOMERS

    The table below summarizes selected financial information with respect to NEON's operations by geographic location. NEON's United Kingdom operations accounted for over 80% of total European revenues in fiscal 2001, 2000 and 1999. Neon's U.S. operations accounted for 100% of total North American revenues in fiscal 2001, 2000 and 1999.

    During the fiscal year ended March 31, 2001, NEON had one customer that represented 16% of consolidated revenue. During the fiscal year ended March 31, 2000, NEON had no customer that accounted for 10% or more of consolidated revenue. NEON had one customer that accounted for 12% of consolidated revenue during the fiscal year ended March 31, 1999.

                                             YEARS ENDED MARCH 31,

                                      2001               2000               1999
                              ------------       ------------       ------------
Revenues:
United States                 $ 22,327,954       $ 23,726,805       $ 15,500,792
United Kingdom                   3,742,093          4,845,891          3,789,034
Other                              553,625          1,146,017            726,370
                              ------------       ------------       ------------
                              $ 26,623,672       $ 29,718,713       $ 20,016,196
                              ============       ============       ============

Operating income (loss):
United States                 $ (9,703,253)      $  6,863,868       $  3,780,724
United Kingdom                    (597,686)          (864,062)           348,178
Other                           (1,314,313)          (593,139)          (682,345)
                              ------------       ------------       ------------
                              $(11,615,252)      $  5,406,667       $  3,446,557
                              ============       ============       ============

Indentifiable assets:
United States                 $ 58,191,743       $ 55,809,380       $ 49,896,957
United Kingdom                   4,308,145          3,943,498          2,322,102

Other                              878,452            747,279            415,692
                              ------------       ------------       ------------
                              $ 63,378,340       $ 60,500,157       $ 52,634,751
                              ============       ============       ============

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTE 9--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth certain unaudited quarterly information with respect to the Company's results of operations for the year ended 2001, 2000 and 1999. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

                                                        2001 QUARTER
                                                        ------------

(IN THOUSANDS, EXCEPT
PER SHARE DATA)                          1ST          2ND           3RD            4TH
                                         ---          ---           ---            ---
Revenues                               $ 7,625      $ 5,678       $ 6,387       $ 6,933
Gross Profit                             6,244        4,664         4,964         5,925
Net income (loss)                          155       (1,270)       (5,173)         (958)
Earnings (loss) per common share:
   Basic                               $  0.02      $ (0.13)      $ (0.55)      $ (0.10)

   Diluted                             $  0.02      $ (0.13)      $ (0.55)      $ (0.10)


                                                        2000 QUARTER
                                                        ------------
(IN THOUSANDS, EXCEPT
PER SHARE DATA)                          1ST          2ND           3RD            4TH
                                         ---          ---           ---            ---
Revenues                               $ 6,086      $ 6,059       $ 8,919       $ 8,655
Gross Profit                             5,719        5,392         7,668         7,738
Net income                               1,059          851         1,451         1,543
Earnings per common share:
   Basic                               $  0.12      $  0.10       $  0.16       $  0.17

   Diluted                             $  0.10      $  0.08       $  0.14       $  0.15




                                                         1999 QUARTER
                                                         ------------

(IN THOUSANDS, EXCEPT
PER SHARE DATA)                          1ST          2ND           3RD            4TH
                                         ---          ---           ---            ---
Revenues                               $ 3,849      $ 4,136       $ 5,850       $ 6,181
Gross Profit                             3,372        3,678         5,451         5,497


Net income                                 145          251           968           888

Earnings per common share:
   Basic                               $  0.05      $  0.09       $  0.35       $  0.20

   Diluted                             $  0.02      $  0.04       $  0.14       $  0.11




NOTE 10--MARKETABLE SECURITIES

    NEON considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

    NEON has evaluated its investment policies consistent with Financial Accounting Standards Board Statement No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", and determined that its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity under the caption "Accumulated other comprehensive income (loss)." The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

    The following is a summary of marketable securities classified as "available-for-sale" securities as required by SFAS 115:

                                    MARCH 31, 2001      MARCH 31, 2000
                                    --------------      --------------
Debt Securities
Cost                                 $   819,711      $ 4,684,103
Gross unrealized gains (losses)           14,730          (46,336)
                                     -----------      -----------
Estimated fair value                 $   834,441      $ 4,637,767
                                     ===========      ===========

    The amortized cost and estimated fair value based on published closing prices of securities at March 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

                                             AS OF MARCH 31, 2001
                                            ---------------------
                                                           ESTIMATED
                                                             FAIR
                                             COST           VALUE
                                             ----         ----------

Available-for-sale
Due in one year or less                    $500,098      $514,828
Due after one year through five years       319,613       319,613

NOTE 11--ACQUISITIONS

    On September 29, 1999, NEON completed its acquisition of assets from Beyond Software Inc. The business, headquartered in Santa Clara, California, was acquired for $1,870,000 in cash, plus the assumption of certain liabilities. The acquisition resulted in goodwill of $2.4 million, which is being amortized on a straight-line basis over five years. Goodwill amortization of $477,000 and $239,000 were recognized in the fiscal years ended March 31, 2001 and 2000, respectively.

NOTE 12--OTHER ASSETS

    In December 1999, NEON entered into an agreement with Sterling Software, which was subsequently acquired by Computer Associates, Inc., which granted NEON the right to use, reproduce, copy and sell certain products. As consideration for this agreement, NEON made a nonrefundable advance of $3.5 million for the future royalties to be earned by Computer Associates from sales made by NEON of $14 million of such products. NEON also acquired an option to purchase the intellectual property underlying such products at any time through December 30, 2000 for $1 million. In October 2000, NEON exercised its option to purchase the intellectual property. The purchase was completed on December 21, 2000 and the total unamortized consideration was recorded as an intangible asset and is being amortized over 3 years on the straight-line method.

NOTE 13 -- SUBSEQUENT EVENTS (UNAUDITED)

     On June 1, 2001, the jury in the Fort Bend County, Texas suit returned a verdict in NEON's favor awarding NEON $14,000,000 in actual damages and $25,000,000 in punitive damages. On June 26, 2001, the Judge issued a final judgment confirming the award of actual and punitive damages, and granted a permanent injunction prohibiting New Era from referring to itself as NEON in advertising, marketing or other public disclosures; from distributing software that includes

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
one or more occurrences of the NEON mark, and within specified time periods to replace documentation, installed code, and advertising materials that include any use of the mark NEON. NEON expects this final judgment to be appealed, which could result in a reversal or new trial being ordered on all or a portion of the judgment. Alternatively, the parties may reach a settlement in satisfaction of the judgment that reduces the dollar amount from that awarded by the court. Therefore, NEON is not guaranteed that it will receive any or all of the $39,000,000 in damages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The following table sets forth certain information concerning each of the executive officers and directors of NEON as of June 15, 2001:

NAME                                                            AGE                    TITLE
----                                                            ---                    -----
John J. Moores (a)                                               57       Interim Chief Executive Officer and Chairman of the Board
                                                                          of Directors
Wayne E. Webb, Jr.                                               50       Interim President and Vice President and General Counsel
Dean Sivley                                                      43       Sr. Vice President and Chief Strategy Officer
Don Pate                                                         46       Sr. Vice President - North America Sales
Steven Smith                                                     39       Sr. Vice President Research & Development
Jonathan J. Reed                                                 45       Vice President of Business Development
Kevin O'Brien                                                    44       Vice President Technical Operations
Charles E. Noell III (a) (b)                                     49       Director
Norris van den Berg (a)                                          62       Director
Richard Holcomb (a) (b)                                          39       Director
George Ellis (b)                                                 52       Director
Peter Schaeffer                                                  45       Director


(a) Member of the Compensation Committee.

(b) Member of the Audit Committee.

    JOHN J. MOORES has served as Chairman of NEON's Board of Directors since May 1993 and as NEON's interim Chief Executive Officer since June 2001. Since December 1994, Mr. Moores has served as owner and Chairman of the Board of the San Diego Padres Baseball Club, L.P. and since September 1991 as Chairman of the Board of JMI Services, Inc., a private investment company. In 1980, Mr. Moores founded BMC Software, a vendor of system software utilities, and served as its President and Chief Executive Officer until 1986 and as its chairman of the Board until 1992. Mr. Moores also serves as Chairman of the Board of Peregrine Systems, Inc., an infrastructure management software company, and numerous privately held companies, including Skunkware, Inc. Mr. Moores serves as a director of BindView Development Corporation, a systems management software company. Mr. Moores holds a B.S. in Economics and a J.D. from the University of Houston.

    WAYNE E. WEBB, JR. has served as NEON's interim President since June 2001 and has served as NEON's Vice President and General Counsel since June 1998. Mr. Webb is also Vice President and General Counsel of Peregrine/Bridge Transfer Corporation. From August 1989 through May 1998, Mr. Webb was a partner in the law firm of Fulbright & Jaworski LLP. Mr. Webb holds a B.S. in Electrical Engineering from Rice University and a J.D. from the University of Texas at Austin.

    DON PATE has served as NEON's Senior Vice President-Worldwide Sales since March 2001 and served as NEON's Vice President of Sales from November 1996 to March 2001. From October 1989 to November 1996, Mr. Pate served in several sales and sales management positions with BMC Software, including Manager of International Sales, Sales Operations Manager and Regional Manager. Prior to that, Mr. Pate was a salesman for the IBM Corporation. Mr. Pate holds a B.S. in Economics and Psychology from Houston Baptist University.

    DEAN SIVLEY has served as our Senior Vice President of Strategy since February 2001. From November 1999 to January 2001 Mr. Sivley served as Chief Strategy Officer at VerticalNet, Inc., an e-commerce solutions company. Mr.

Sivley served as President and CEO of Atlas Travel Technologies from November 1997 through November 1999 and as Senior Vice President of Marketing and Chief Information Officer of Rosenbluth International from September 1995 through November 1997. Mr. Sivley holds an M.B.A. from Columbia University and a B.A. from University of Wisconsin - Parkside.

    STEVEN SMITH has served as NEON's Senior Vice President of Research and Development since March 2001. Prior to Steven's promotion to Senior Vice President of Development, he functioned as a Product Author and researched new technologies for integration into the Shadow Product Family. Prior to joining NEON, Steven was President of Relational Development, Inc. (RDI), a company he founded in 1991. RDI specialized in database utilities and performance management products, both on and off the mainframe. His first product at RDI, The Accelerator for DB2, was the first commercially available product to cache a series of Performance Management utilities which ran in a variety of computing platforms and utilized a common framework for data collections, event processing, and data archival. The framework was licensed by other software vendors, who went on to implement commercially successful software products with the technology. Prior to RDI, Steven worked for Legent Corporation as a Senior MVS developer. He also worked at a large insurance company and a large textile company in various technical and management positions including the areas of technical services, performance management and capacity planning.

    JONATHAN J. REED has served as NEON's Vice President of Business Development since July 2000. From January 1998 through December 1998, Mr. Reed served as NEON's Director of Marketing and subsequently served as Vice President of Marketing from January 1999 through June 2000. From July 1996 to December 1997, Mr. Reed served as NEON's Principal Consultant and Technical Marketing Manager. From April 1995 until July 1996, Mr. Reed served as Alliance Manager for Sybase, Inc., a distributed computing company. From March 1991 to April 1995, Mr. Reed was employed by BMC Software where he served as a Commercial Analyst. Mr. Reed holds a B.S. in Biology from the University of Houston and an M.S. in Management and Computer Science from Houston Baptist University.

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

    CHARLES E. NOELL III has served as a director of NEON since May 1993. Since January 1992, Mr. Noell has served as President and Chief Executive Officer of JMI Services, Inc., and as a General Partner of JMI Partners, L.P., which is the General Partner of JMI Equity Fund, L.P. Mr. Noell is a director of Peregrine Systems, Inc. and also serves as a director of Transaction Systems Architects, Inc., an electronic funds transfer company. Mr. Noell also serves on the board of numerous privately held companies, including Peregrine/Bridge Transfer Corporation and Skunkware, Inc. Mr. Noell holds a B.A. in History from the University of North Carolina at Chapel Hill and a M.B.A. from Harvard University.

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

    RICHARD HOLCOMB has served as a director of NEON since May 1993. Mr. Holcomb is a co-founder of haht Software, a privately held software company, and served as its Chairman of the Board through October 2000. Mr. Holcomb co-founded Q+E Software, a privately held supplier of client/server database access technology, and from 1986 through 1994 served as its President. Mr. Holcomb has served as an appointed member of the North Carolina Information Resources Management Commission and on the board of the North Carolina Electronics and Technologies Association. Mr. Holcomb holds a B.S. in Computer Science from the University of South Carolina and an M.S. in Computer Science from North Carolina State University.

    GEORGE ELLIS has served as a director of NEON since January 2000. He also serves on the Boards of Directors of Future Three, Inc., Elagent, Inc. and Tax Reclaims, all privately held software companies. Mr. Ellis was a founder of Sterling Commerce and its Executive Vice president and Chief Financial Officer through February 1996. Mr. Ellis served as Chief Financial Officer of Sterling Software from 1985 to 1996. Mr. Ellis has held various financial and operations management roles at Texas Instruments, Inmos and other technology-related companies. Mr. Ellis is an officer of the Communities Foundation of Texas and a member of the Board of Advisors to the law school at Southern Methodist University. He is licensed as a certified public accountant and an attorney in the State of Texas.

    PETER SCHAEFFER is NEON's founder and has been a member of the Board of Directors of NEON and NEON's predecessor-in-interest, NEON Systems, Inc., an Illinois corporation, since July 1991. Mr. Schaeffer served as NEON's Chief Technology Officer until February of 2001. From July 1991 to October 1995, Mr. Schaeffer served as NEON's President and Chief Executive Officer. From June 1990 to June 1991, Mr. Schaeffer was employed with Goal Systems International, Inc., a privately held software development company. In 1986, Mr. Schaeffer co-founded MVS Software, a privately held software development company, and was Vice President--Technology of MVS Software until April 1990. Mr. Schaeffer holds a B.S. in Organic Chemistry from the University of Chicago.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors, and beneficial owners of more than ten percent (10%) of any class of equity security registered pursuant to the Securities Act of 1933, as amended, make certain filings with the SEC and the Company. We believe, based on information provided to us by the reporting persons, that during fiscal 2001, all directors, officers and ten percent (10%) beneficial owners timely complied with such filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth for the fiscal years indicated the compensation earned by our former Chief Executive Officer, our former Chief Financial Officer, our Former President and Chief Operating Officer, and each of our four other most highly compensated executive officers (collectively, the "Named Executive Officers"):

                         SUMMARY COMPENSATION TABLE (1)


                                                                                              LONG-TERM
                                                                                             COMPENSATION
                                                                                             ------------
                                                  ANNUAL COMPENSATION                           AWARDS       PAYOUTS
                                                  -------------------                           ------       -------
                                                                                              SECURITIES                  ALL OTHER
        NAME AND PRINCIPAL                                     OTHER ANNUAL   RESTRICTED      UNDERLYING                   COMPEN-
             POSITION                       SALARY             COMPENSATION  STOCK AWARD(S)  OPTIONS/SARS  LTIP PAYOUTS     SATION
                (a)                  YEAR    ($)    BONUS ($)      ($)            ($)            (#)            ($)          ($)
                ---                  ----    ---    ---------      ---            ---            ---            ---          ---

Joe Backer (2)                       2001  192,811    159,695(3)    --             --           100,000           --             --
     Former Chief Executive Officer  2000  130,000    165,971(3)    --             --           300,000           --             --
                                     1999  130,000    144,087(3)    --             --                 0           --             --

John Reiland (4)                     2001  158,752     51,279       --             --                 0           --             --
     Former Chief Financial Officer  2000  110,000     35,309       --             --                 0           --             --
                                     1999  110,000     27,878       --             --            30,000           --             --

Jonathan Reed                        2001  110,208     69,943       --             --            20,000           --             --
     Vice President of Business      2000  115,000     34,206       --             --                 0           --             --
     Development.................    1999  115,000     14,454       --             --            58,450           --             --

Don Pate                             2001  141,667    119,602(3)    --             --            30,000           --             --
     Vice President-Worldwide Sales  2000  100,000    120,701(3)    --             --                 0           --             --
                                     1999  100,000    160,686(3)    --                           60,000           --             --

Peter Schaeffer                      2001  100,000     72,709       --             --            75,000           --             --
     Chief Technology Officer....    2000  100,000     47,078       --             --            25,000           --             --
                                     1999  100,000     35,256       --                                0           --             --

Steven Smith                         2001  137,083    115,215(5)    --             --            35,000           --             --
     Senior Vice President of        2000  100,000     53,493(6)    --             --                 0           --             --
Research and Development.........    1999  100,000     17,977       --                                0           --             --


Steve Odom (7)                       2001  137,500     41,875(8)    --        $509,380(9)       200,000           --             --
     Former President, Chief         2000       --         --       --             --                 0           --             --
     Operating Officer and Chief     1999       --         --       --             --                 0           --             --
     Financial Officer...........

(1) The compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers that are available generally to all of our salaried employees, and may not include certain perquisites and other personal benefits received by the Named Executive Officers that do not exceed the lesser of $50,000 or ten percent (10%) of any such officer's salary and bonus disclosed in the table.

(2) Mr. Backer resigned as Chief Executive Officer and left the employ of the Company on December 31, 2000.

(3) The entire portion of the amount listed as bonus is a sales commission paid during the applicable fiscal year.

(4) Mr. Reiland resigned as Chief Financial Officer and left the employ of the Company on October 10, 2000.

(5)  Includes $71,516 of sales commissions paid during fiscal 2001.

(6)  Includes $17,500 of sales commissions paid during fiscal 2000.

(7) Mr. Odom was named President, Chief Operating Officer and Chief Financial Officer of the Company on October 15, 2000. The numbers on the chart reflect his salary from his start date through March 31, 2001. Had he been employed for the entire year, his salary would have been $275,000 and his other annual compensation would have been $15,000. Mr. Odom resigned as President, Chief Operating Officer and Chief Financial Officer and left the employ of the Company on June 7, 2001.

(8)  Includes $7,500 of automobile allowance paid during fiscal 2001.

(9) Mr. Odom received a restricted stock grant of 100,000 shares of NEON's common stock on December 21, 2000. As of March 31, 2001, 100,000 shares of restricted common stock had a fair market value of $466,000. 33,334 of these shares vested monthly from the grant date through October 1, 2001; the remaining 66,666 shares vest 1,852 shares per month thereafter. As of June 7, 2001, the date of Mr. Odom's resignation, all rights to the restricted common stock were canceled pursuant to a Separation Agreement.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth each grant of stock options made during the fiscal year ended March 31, 2001 to the Named Executive Officers:

                                                                                                   POTENTIAL REALIZABLE VALUE AT
                                                           PERCENT OF                              ASSUMED ANNUAL RATES OF STOCK
                                          NUMBER OF       TOTAL OPTIONS                            PRICE APPRECIATION FOR OPTION
                                          SECURITIES       GRANTED TO     EXERCISE OR                         TERM (4)
                                          UNDERLYING      EMPLOYEES IN    BASE PRICE   EXPIRATION             -------
                NAME                   OPTIONS GRANTED   FISCAL YEAR (1)  ($/SH) (2)    DATE (3)       5% ($)         10% ($)
                ----                   ---------------   ---------------  ----------    --------       ------         -------
Joe Backer.........................      100,000(5)            8.19           15.06      06/22/10       947,304      2,400,654
John Reiland.......................           --              --              --               --            --             --
Jonathan Reed......................       20,000(6)            1.64            6.31      10/24/10        79,398        201,210
Don Pate...........................       30,000(6)            2.46            6.31      10/24/10       119,097        301,815
Peter Schaeffer....................           --              --              --               --            --             --
Steven Smith.......................       20,000(6)            1.64            6.31      10/24/10        79,398        201,210
                                          15,000(7)            1.23           10.25       7/28/10        96,693        245,038
Steve Odom.........................      200,000(8)           16.37            5.09      12/21/10       640,686      1,623,625

(1) Based on a total of 1,221,415 options granted during the fiscal year ended March 31, 2001. During the fiscal year ended March 31, 2001, 364,499 outstanding options were forfeited.

(2) The option exercise price for the common stock is based on the fair market value on the date of grant as determined pursuant to the terms of the 1999 Long-Term Incentive Plan.

(3) Options may terminate before their expiration date upon death, disability or termination of employment of the optionee.

(4) In accordance with the rules of the Commission, shown are the gains or "option spreads" that would exist for the respective options granted. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed compound rates of stock price appreciation are mandated by the rules of the Commission and do not represent our estimate or projection of future prices of our common stock.

(5) The options granted to Mr. Backer were fully vested as of the date of grant.

(6) The options vest over a four-year period with twenty-five percent (25%) vesting on October 21, 2001, and the remainder vesting quarterly for the following twelve quarters.

(7) The options vest over a four-year period with twenty-five percent (25%) vesting on the first, second, third and fourth anniversaries of the award date, which was July 28, 2000.

(8) The options granted to Mr. Odom were granted on December 21, 2000, and vest over a four-year period with one thirty-sixth of the options vesting each month through December 21, 2001, and one fifty-fourth of the options vesting each month thereafter.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table sets forth, for each of the Named Executive Officers, information concerning the number of shares received during fiscal 2001 upon exercise of options and the aggregate dollar amount received from such exercise, as well as the number and value of securities underlying unexercised options held on March 31, 2001.

                                                                    NUMBER OF SECURITIES
                                                                    UNDERLYING OPTIONS          VALUE OF IN-THE-MONEY
                                     SHARES         VALUE            AT YEAR END (#)         OPTIONS AT YEAR-END ($) (2)
                                   ACQUIRED ON     REALIZED          ---------------         ---------------------------
             NAME                  EXERCISE (#)    ($) (1)     EXERCISABLE  UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
             ----                  ------------    -------     -----------  -------------    -----------   -------------
Joe Backer....................        --             --           453,000         --          1,128,380          --
John Reiland..................       26,374         187,598        15,000         --             --              --
Jonathan Reed.................        --             --            38,130         49,225         48,812          10,431
Don Pate......................        --             --            82,750         60,000        235,265          --
Peter Schaeffer...............      395,835       6,669,820         6,250         --             --              --
Steven Smith..................       11,400         312,793        11,400         46,400         41,724          41,724
Steve Odom (3)................        --             --            33,333        166,667         77,667         388,333

(1) Based on the difference between the option exercise price and the fair market value of NEON's common stock on the exercise date as determined pursuant to the terms of the 1993 Stock Option Plan and 1999 Long-Term Incentive Plan

(2) Based on the difference between the option exercise price and the closing sale price of $4.66 of our common stock as reported on the Nasdaq National Market on March 31, 2001, the last trading day of our 2001 fiscal year, multiplied by the number of shares underlying the options.

(3) Does not include the 100,000 shares of restricted stock granted to Mr. Odom, as disclosed above.

                            COMPENSATION OF DIRECTORS

         During fiscal 2001, our outside directors were not compensated for serving as members of our Board of Directors. We expect that this policy will not change in fiscal 2002, except that outside directors subsequently joining the Board of Directors will receive option grants under the Stock Option Plan for Non-Employee Directors as described below.

         We have adopted the Stock Option Plan for Non-Employee Directors for compensation of our outside directors and have reserved 100,000 shares of our common stock for issuance thereunder. George H. Ellis received an option for 7,500 shares of our common stock in connection with his appointment to our Board in January 2000. Mssrs. Moores, Noell and van den Berg each received an option for 7,500 shares of our common stock in July 2000, and other outside directors who join our Board of Directors will receive options to purchase 7,500 shares of NEON common stock exercisable at the fair market value of the common stock at the close of business on the date immediately preceding the date of grant (outside directors serving currently on our Board of Directors will be eligible for such grants upon their re-election to the Board of Directors). These options will vest equally in 33 1/3% increments on the date of each annual meeting during the three-year period following the date of grant. All stock options granted pursuant to the Stock Option Plan for Non-Employee Directors will be nonqualified stock options and will remain exercisable for a period of ten years from the date of grant or, if sooner, six months after the option holder ceases to be a director of NEON. In the event of a change in control of NEON or certain other significant events, all options outstanding under the Stock Option Plan for Non-Employee Directors shall terminate, provided that immediately before the effective date of such transaction each holder of an outstanding option under the Stock Option Plan for Non-Employee Directors shall be entitled to purchase the total number of shares of common stock that such option holder would have been entitled to purchase during the entire remaining term of the option.

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

                              EMPLOYMENT AGREEMENT

         NEON entered into an employment agreement on December 21, 2000 with Steve Odom, the former President, Chief Operating Officer and Chief Financial Officer. Under the agreement, Mr. Odom was entitled to an annual salary of $275,000 and an incentive bonus of $34,375 per quarter, based upon the achievement of goals established by Mr. Odom and NEON. In addition, Mr. Odom was granted 100,000 restricted shares of common stock, and 200,000 incentive stock options having an exercise price equal to the closing price of NEON's common stock on the date of grant. The agreement further provided that all unvested stock options and shares of restricted stock shall vest immediately upon a change of control of NEON, and that Mr. Odom was entitled to a severance payment equal to six months of his total compensation if he were terminated without cause. Mr. Odom was also eligible under the agreement to participate in all benefit plans offered by NEON to other similarly situated employees. Mr. Odom resigned on June 7, 2001, and the employment agreement was terminated pursuant to the terms of a Separation Agreement dated as of that date.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Moores, Noell, van den Berg, and Holcomb served on NEON's Compensation Committee during fiscal 2001 and are continuing to serve on that committee. These individuals did not serve during fiscal 2001 as officers or employees of NEON. Mr. Moores is currently interim Chief Executive Officer of NEON. The following sets forth interlocks involving the executive officers and directors of NEON.

         NEON interlocks with Peregrine/Bridge Transfer Corporation. Messrs. Noell and van den Berg serve as directors of Peregrine/Bridge Transfer Corporation. Mr. Webb serves as the Vice President and General Counsel of Peregrine/Bridge Transfer Corporation, for which Mr. Webb received an annual salary of $260,000 and a $100,000 bonus from Peregrine/Bridge Transfer Corporation.

         NEON interlocks with Skunkware, Inc. Messrs. Noell, Moores and van den Berg serve as the directors of Skunkware, Inc., the sole stockholder of Peregrine/Bridge Transfer Corporation. Mr. Moores is the controlling stockholder of Skunkware, Inc.

         NEON entered into a distributor agreement with Peregrine/Bridge Transfer Corporation, a database software company, in January 1996. Previously under the distributor agreement, NEON marketed and sublicensed certain Enterprise Subsystem Management products under a non-exclusive worldwide license from Peregrine/Bridge Transfer Corporation. The distributor agreement provided that NEON pay license fees for licensed products and for maintenance and support and upgrade services equal to 50% of the revenues received by NEON. NEON incurred license fees of $703,337 and $979,246, and $1,588,000 to Peregrine/Bridge Transfer Corporation in fiscal 1999, 2000, and 2001, respectively.

         A services agreement between NEON and Peregrine/Bridge Transfer Corporation provides that Peregrine/Bridge Transfer Corporation will pay NEON for general and administrative services supplied to it by NEON for the time spent by our management developing and implementing Peregrine/Bridge Transfer Corporation's product development and marketing strategy and for the use of available space in NEON's offices from time to time. The services agreement is terminable on 30 days' notice by either party. Peregrine/Bridge Transfer Corporation pays NEON $33,995 per month under the services agreement. For fiscal 1999, 2000 and 2001, $287,000, $288,000 and $398,000, respectively, was paid by
Peregrine/Bridge Transfer Corporation to NEON under this arrangement. The scope of and charge for such services were determined pursuant to negotiations between NEON's officers and the non-employee directors of Peregrine/Bridge Transfer Corporation. We believe that the fees for the services provided by NEON to Peregrine/Bridge Transfer Corporation are no less favorable than those that would be obtained from an unaffiliated entity in an arm's-length negotiation.

                          COMPENSATION COMMITTEE REPORT

         Decisions on compensation of our executive officers generally are made by the four-member Compensation Committee of our Board of Directors. Each member of the current Compensation Committee was, as of the end of fiscal 2001 a non-employee director. All decisions by the Compensation Committee relating to compensation of our executive officers are reviewed by the Board of Directors. Decisions with respect to awards under certain of NEON's employee benefit plans are made solely by the Compensation Committee in order for such awards to satisfy applicable legal and regulatory considerations. Set forth below is a report prepared by Messrs. Moores, Noell, van den Berg and Holcomb in their capacity as all of the members of the Compensation Committee addressing our compensation policies for fiscal 2001 as they affected our executive officers.

         Compensation Philosophy. The Compensation Committee's executive compensation policies are designed to provide a conservative base salary complemented with a bonus system to reward those executives with competitive levels of compensation when compared with similar positions at companies similarly situated, thus integrating pay with the Company's annual and long-term performance goals, rewarding above average corporate performance, recognizing individual initiative and achievements, and assisting NEON in attracting and retaining qualified executives. Targeted levels of total executive compensation are generally set at levels that the Compensation Committee believes to be consistent with others in NEON's industry, although actual compensation levels in any particular year may be above or below those of NEON's competitors, depending upon NEON's performance.

         Grant of Stock Awards. The Compensation Committee endorses the position that stock ownership by management and performance-based compensation arrangements are beneficial in aligning management's and stockholders' interests in the enhancement of stockholder value and helps to attract and retain these persons, and takes this factor into account in designing the compensation packages of NEON's executive officers. Under NEON's 1999 Long-Term Incentive Plan, which has previously been approved by our stockholders, NEON may grant incentive stock options and non-qualified stock options to purchase NEON common stock, stock appreciation rights, restricted stock and performance units to key employees of NEON. Options are exercisable over a period of time in accordance with the terms of option agreements entered into at the time of the grant. Stock options provide value to the recipients only if and when the market price of NEON's common stock increases above the option grant price.

         Base Salary and Incentive Bonus Compensation. In addition to stock-based awards in the form of option grants, there are two components of NEON's non-stock-based compensation program. First, executive officers receive an annual base salary, which is believed to be consistent with similar positions at similar companies in the industry. Second, executive officers are eligible to receive an annual bonus comprised of (i) an amount, up to a maximum established amount per year, awarded based upon the executive's meeting and exceeding established performance and other corporate goals set by the Compensation Committee, and/or (ii) an amount equal to a percentage of sales based upon NEON's sales performance. The Compensation Committee believes these principal components of NEON's compensation plan are commensurate with others in the industry.

         Fiscal 2001 Chief Executive Officer Compensation. The Compensation Committee considers several factors in establishing our Chief Executive Officer's compensation package, including compensation practices in the industry, performance level, contributions toward achievement of strategic goals and NEON's overall financial and operating success. Mr. Backer's and Mr. Odom's compensation for fiscal 2001 as Chief Executive Officer and President, respectively, principally consisted of a base salary and bonus. Mr. Backer's and Mr. Odom's base salary for fiscal 2001 was established by the Compensation Committee based upon factors described above relating to executive officers in general.

         The bonus paid to Mr. Backer in fiscal 2001 was determined as a percentage of sales based upon the sales performance of the Company. Mr. Odom's bonus was a set amount per quarter paid upon obtaining certain revenue and operating targets. Neither Mr. Backer nor Mr. Odom participated in the Compensation Committee's decision regarding their compensation. Mr. Backer resigned as NEON's Chief Executive Officer on December 31, 2000. NEON does not currently have a permanent Chief Executive Officer. Mr. Odom resigned as NEON's President on June 7, 2001.

         Limit on the Deductibility of Executive Compensation. In 1993, Congress amended the Internal Revenue Code to add Section 162(m). Section 162(m) of the Internal Revenue Code limits the deductibility of compensation paid to specified executive officers to $1,000,000 per officer in any one year. Compensation which qualifies as performance based compensation does not have to be taken into account for the purposes of this limitation. The Compensation Committee intends to recommend action in connection with NEON's benefit plans and salary and bonus policies to address this issue if and when circumstances require.

                                   Submitted by the Compensation Committee,

                                   John J. Moores
                                   Charles E. Noell, III
                                   Norris van den Berg
                                   Richard Holcomb

                                PERFORMANCE GRAPH

The following graph compares the annual cumulative total stockholder return on an investment of $100 on March 5, 1999 (the date of NEON's initial public offering) in our common stock, based on the market price of the common stock, with the cumulative total return of a similar investment in companies on the Nasdaq Stock Market (U.S.) Index and the Chase H & Q Computer Software Index.

                COMPARISON OF 25 MONTH CUMULATIVE TOTAL RETURN*
         AMONG NEON SYSTEMS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                AND THE JP MORGAN H & Q COMPUTER SOFTWARE INDEX

                                  [LINE GRAPH]

                                                                        Cumulative Total Return

                                                                3/99              3/00             3/01
NEON SYSTEMS, INC.                                             100.00            366.67           220.00         31.04
NASDAQ STOCK MARKET (U.S.)                                     100.00            105.31           195.74         78.42
CHASE H & Q COMPUTER SOFTWARE                                  100.00             97.82           234.85        106.87

* $100 INVESTED ON 3/5/99 IN STOCK OR INDEX
  INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDING MARCH 31.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The percentage of shares owned provided in the table is based on 9,530,632 shares outstanding as of June 15, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The determination of whether these persons have sole voting and investment power is based on information provided by them. In computing an individual's beneficial ownership, the number of shares of common stock subject to options held by that individual that are exercisable within 60 days of June 15, 2001 are also deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person.

     The following table sets forth certain information regarding beneficial ownership of our common stock as of June 15, 2001 the record date by:

         -        each of our directors;

         - Joe Backer, our former Chief Executive Officer, John Reiland, our former Chief Financial Officer, Steve Odom, our former President, Chief Operating Officer and Chief Financial Officer, and each of the four other most highly compensated individuals who served as our executive officers at fiscal year end (the "Named Officers");

         - all individuals who served as directors or executive officers at fiscal year end as a group; and

         - each person who is known by us to own beneficially more than 5% of our common stock.

                                                                                 SHARES BENEFICIALLY OWNED
                                                                                 -------------------------
            DIRECTORS, OFFICERS AND 5% STOCKHOLDERS                         NUMBER                       PERCENT
            ---------------------------------------                         ------                       -------
John J. Moores (1)...........................................              3,354,342                      35.2%
Charles E. Noell, III (2)....................................                224,469                       2.4%
Norris van den Berg (2)......................................                104,160                       1.1%
Richard Holcomb (3)..........................................                 16,300                         *
Joe Backer (4)...............................................                475,000                       4.8%
Peter Schaeffer..............................................                407,335                       4.3%
Don Pate (5).................................................                 82,750                         *
Jonathan J. Reed (6).........................................                 44,900                         *
George H. Ellis (11).........................................                  5,000                         *
Steve Odom...................................................                     --                         *
John Reiland (7).............................................                 67,750                         *
Steven Smith (8) ............................................                 37,950                         *
Kevin O'Brien (9) ...........................................                 37,590                         *
Wayne Webb (10) .............................................                 61,115                         *
All executive officers and directors as a group (11 persons)(12)           4,918,661                     48.1%

-------------------------

*    Less than 1%

(1) Includes 120,000 shares held by Rebecca Moores, the wife of Mr. Moores, and 339,265 shares of common stock owned by various family trusts for which Mr. Moores serves as trustee, as to which Mr. Moores disclaims beneficial ownership and 2,500 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of June 15, 2001.

(2) Includes 2,500 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of June 15, 2001.

(3) Includes 16,300 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of June 15, 2001.

(4) Includes 20,000 shares held by John Backer and Kristin Backer, the children of Mr. Backer, as to which Mr. Backer disclaims beneficial ownership. Includes 453,000 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable.

(5) Includes 82,750 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of June 15, 2001.

(6) Includes 39,555 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of June 15, 2001.

(7) Includes 15,000 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable.

(8) Includes 15,150 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of June 15, 2001.

(9) Includes 26,253 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of June 15, 2001.

(10) Includes 35,835 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of June 15, 2001.

(11) Includes 5,000 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of June 15, 2001.

(12) Includes 692,893 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of June 15, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PEREGRINE/BRIDGE TRANSFER CORPORATION AGREEMENTS

     NEON entered into a distributor agreement with Peregrine/Bridge Transfer Corporation, a database software company, in January 1996. Previously under the distributor agreement, NEON marketed and sublicensed certain Enterprise Subsystem Management products under a non-exclusive worldwide license from Peregrine/Bridge Transfer Corporation. The distributor agreement provided that NEON pay license fees for licensed products and for maintenance and support and upgrade services equal to 50% of the revenues received by NEON. NEON incurred license fees of $703,337 and $979,246, and $1,588,000 to Peregrine/Bridge Transfer Corporation in fiscal 1999, 2000, and 2001, respectively.

     In December 1998, NEON and Peregrine/Bridge Transfer Corporation amended the distributor agreement. The amended agreement grants NEON an exclusive, worldwide license to market and sublicense Enterprise Subsystem Management products, with the exception of limited co-marketing rights held by IBM relating to one of the Peregrine/Bridge Transfer Corporation Enterprise Subsystem Management products. The amended distributor agreement has an initial term through March 31, 2004. The amended agreement grants NEON first refusal rights to acquire Peregrine/Bridge Transfer Corporation by matching any third-party offer that Peregrine/Bridge Transfer Corporation or its stockholder chooses to accept, and an option to acquire Peregrine/Bridge Transfer Corporation that is exercisable on or after January 1, 2002 or such earlier date that we have paid Peregrine/Bridge Transfer Corporation license fees totaling $10.0 million or more in any single fiscal year. Beginning April 1, 1999, the amended agreement provides for us to make quarterly advances in respect of anticipated license fees, with the advances to be in equal quarterly payments based on annualized license fee amounts of $1.0 million, $2.0 million, $3.0 million, $4.0 million and $5.0 million for fiscal 2000, 2001, 2002, 2003 and 2004, respectively. Following the date, if any, in each quarter when the license fees earned equal the aggregate amount of quarterly advances outstanding on the first day of such quarter, the license fee that we pay under the agreement decreases from 50% to 40% of the revenues received by us, with the decrease continuing in effect until the start of the next quarter. Upon any termination or expiration of the distributor agreement, any advances then outstanding are to be refunded to us by Peregrine/Bridge Transfer Corporation.

     A services agreement between NEON and Peregrine/Bridge Transfer Corporation provides that Peregrine/Bridge Transfer Corporation will pay NEON for general and administrative services supplied to it by NEON for the time spent by our management developing and implementing Peregrine/Bridge Transfer Corporation's product development and marketing strategy and for the use of available space in NEON's offices from time to time. The services agreement is terminable on 30 days' notice by either party. Peregrine/Bridge Transfer Corporation pays NEON $33,995 per month under the services agreement. For fiscal 1999, 2000 and 2001, $287,000, $288,000 and $398,000, respectively, was paid by Peregrine/Bridge Transfer Corporation to NEON under this arrangement. The scope of and charge for such services were determined pursuant to negotiations between NEON's officers and the non-employee directors of Peregrine/Bridge Transfer Corporation. We believe that the fees for the services provided by NEON to Peregrine/Bridge Transfer Corporation are no less favorable than those that would be obtained from an unaffiliated entity in an arm's-length negotiation.

     Due to the timing of cash payments between the two parties related to the distributor agreement and the services agreement described in the preceding two paragraphs, NEON had accounts receivable (payable)-related party balances of $278,817, ($6,942) and nil as of March 31, 1999, 2000 and 2001, respectively.

OTHER DIRECTORSHIPS

    Members of our Board of Directors also serve as officers or directors of other software or computing companies such as Peregrine Systems, which supplies software that automates the management of data such as inventory/configuration management, order and catalog management and financial management. NEON and Peregrine Systems, while both software companies, are not sufficiently similar in their operations to be competitors. We do not believe that the concurrent service of our directors as officers and/or directors of these entities poses potential conflicts of interest.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

         The following documents are being filed as part of this Report:

         (a)(1)   Consolidated Financial Statements

           See Index to Consolidated Financial Statements on page 32.

         (a)(2) The following consolidated financial statement schedule of NEON Systems, Inc. is included in Item 14(d):

                      Schedule II - Valuation and Qualifying Accounts

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


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
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

         4.2      Certificate of Incorporation, as amended, and Bylaws of NEON
                  Systems, Inc. (see Exhibits 3.1 and 3.2).

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

         10.25*+  Employment Agreement dated December 21, 2001 between NEON
                  Systems, Inc. and Steve Odom.

         10.26+   Amendment to Lease Agreement between Turner Andreac, LLC and
                  NEON Systems, Inc. for office space located at 14100 Southwest
                  Freeway, Suite 500 in Sugar Land, Texas.

         21.1 Subsidiaries of NEON Systems, Inc. (incorporated by reference to Exhibit 21.1 to NEON's Registration Statement on Form S-1
                  (Registration number 333-69651) effective March 5, 1999).

         23.0+    Consent of KPMG LLP to Form S-8 Registration Statement of NEON
                  Systems, Inc.

         24.1+    Power of Attorney (included on first signature page).



         +        Filed herewith

         * Management contract or compensatory plan or arrangement. NEON will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Wayne
                  Webb, 14100 Southwest Freeway, Suite 500, Sugar Land, Texas
                  77478.

         (b)      Reports on Form 8-K.

                  A Current Report on Form 8-K was filed on January 10, 2001 which included a copy of a press release announcing a management change.

         (c) The Index to Exhibits filed or incorporated by reference pursuant to Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the signature page to this Form 10-K.

                          Independent Auditors' Report

The Board of Directors and Stockholders
NEON Systems, Inc.:

Under date of April, 25, 2001, we reported on the consolidated balance sheets of NEON Systems, Inc. and subsidiaries as of March 31, 2001, and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2001, which are included in the 2001 Annual Report on Form 10-K of NEON Systems, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Houston, Texas
April 25, 2001

                               NEON SYSTEMS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            YEAR ENDED MARCH 31, 2001

                                       Additions  Deductions
                                       ---------- -----------
                                                              Effect
                                        Amounts     Amounts     of
                            Balance at Charged to   Written   Exchange Balance
                            Beginning  Operating  Off Against   Rate   at End
        Description          of Year    Expenses  Receivables Changes  of Year
        -----------         ---------- ---------- ----------- -------- -------

Allowance for Doubtful
 Accounts Receivable.......   $    0    $187,000    $     0     $  0   $187,000
                              ======    ========    =======     ====   ========

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NEON SYSTEMS, INC.

                                By:  /s/ WAYNE WEBB
                                     -----------------------------------------
                                       Wayne Webb,
                                       INTERIM PRESIDENT

Date: June 29, 2001

                                POWER OF ATTORNEY

    Each person whose signature appears below hereby authorizes and constitutes John Moores and Wayne Webb, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.


          SIGNATURES                          TITLE                              DATE
------------------------------      --------------------------            -------------------
/s/ JOHN J. MOORES                  Chairman of the Board and
------------------------------      Acting Chief Executive                   June 29, 2001
    John J. Moores                  Officer


/s/ WAYNE WEBB                      President (Principal
------------------------------      Executive and Accounting                 June 29, 2001
    Wayne Webb                      officer)

/s/ PETER SCHAEFFER
------------------------------      Director                                 June 29, 2001
    Peter Schaeffer


/s/ CHARLES E. NOELL III            Director
------------------------------                                               June 29, 2001
    Charlie E. Noell III

/s/ NORRIS VAN DEN BERG
------------------------------      Director                                 June 29, 2001
    Norris van den Berg

/s/ RICHARD HOLCOMB
------------------------------      Director                                 June 29, 2001
    Richard Holcomb

/s/ GEORGE ELLIS
------------------------------      Director                                 June 29, 2001
    George Ellis

                                  EXHIBIT INDEX

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
         3.2      Amended and Restated Certificate of Incorporation of NEON
                  Systems, Inc. (incorporated by reference to Exhibit 3.1 to
                  NEON's Registration Statement on Form S-1 (Registration Number
                  333-69651) effective March 5, 1999).

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

         4.2      Certificate of Incorporation, as amended, and Bylaws of NEON
                  Systems, Inc. (see Exhibits 3.1 and 3.2).

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

         10.25*+  Employment Agreement dated December 21, 2000 between NEON
                  Systems, Inc. and Steve Odom.

         10.26+   Amendment to Lease Agreement between Turner Andreac, LLC and
                  NEON Systems, Inc. for office space located at 14100 Southwest
                  Freeway, Suite 500 in Sugar Land, Texas.

         21.1 Subsidiaries of NEON Systems, Inc. (incorporated by reference to Exhibit 21.1 to NEON's Registration Statement on Form S-1
                  (Registration number 333-69651) effective March 5, 1999).

         23.0+    Consent of KPMG LLP to Form S-8 Registration Statement of NEON
                  Systems, Inc.

         24.1+    Power of Attorney (included on first signature page).

         +        Filed herewith

         * Management contract or compensatory plan or arrangement. NEON will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Mr. Wayne
                  Webb, 14100 Southwest Freeway, Suite 500, Sugar Land, Texas
                  77478.