Form 10-Q
period 2001-06-30
NEON SYSTEMS INC
filed 2001-07-26
CIK 1072978

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2001

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________TO_________
                                ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the registrant's common stock outstanding as of July 13, 2001, was 9,561,674.

                              NEON SYSTEMS, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED June 30, 2001

                                     INDEX

                                                                                                                          PAGE
                                                                                                                          ----
PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated  Balance Sheets at June 30, 2001 and March 31, 2001................................................   3

          Consolidated Statements of Operations for the Three Months Ended June 30, 2001 and 2000.........................   4

          Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2001 and 2000.........................   5

          Condensed Notes to Consolidated Financial Statements............................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........................   8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................................................  12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................................................  13

Item 2.   Changes in Securities and Use of Proceeds.......................................................................  13

Item 3.   Defaults Upon Senior Securities.................................................................................  13

Item 4.   Submission of Matters to a Vote of Security Holders.............................................................  13

Item 5.   Other Information...............................................................................................  13

Item 6.   Exhibits and Reports on Form 8-K................................................................................  19

SIGNATURES................................................................................................................  20

PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30, 2001   MARCH 31, 2001
                                                                                          --------------  ---------------
                                                                                           (UNAUDITED)
                              ASSETS

         CURRENT ASSETS:
            Cash and cash equivalents                                                       $38,633,417      $42,773,856
            Short-term investments                                                                   --          514,828
            Accounts receivable                                                               4,724,355        6,072,332
            Taxes receivable                                                                  2,302,025        2,392,311
            Deferred income taxes                                                               607,566          607,566
            Other current assets                                                              2,268,632        2,050,586
                                                                                            -----------      -----------
               Total current assets                                                          48,535,995       54,411,479
                                                                                            -----------      -----------

         Property and equipment, net                                                          2,190,858        2,103,764
         Note receivable                                                                      2,000,000               --
         Long-term investments                                                                       --          319,613
         Intangible assets, net                                                               5,167,919        5,652,857
         Other assets                                                                           864,047          890,630
                                                                                            -----------      -----------
                Total assets                                                                $58,758,819      $63,378,343
                                                                                            ===========      ===========

            LIABILITIES & STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
            Accounts payable                                                                $   768,155      $ 1,385,541
            Accrued expenses                                                                  3,674,293        5,197,674
            Deferred maintenance revenue                                                      7,342,520        7,481,593
                                                                                            -----------      -----------
               Total current liabilities                                                     11,784,968       14,064,808
                                                                                            -----------      -----------

         STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value. Authorized
           10,000,000 shares; no shares issued and outstanding                                       --               --
         Common stock, $.01 par value. Authorized
           30,000,000 shares; 9,534,632 and 9,516,804 shares
           issued and outstanding at June 30, 2001 and
           March 31, 2001, respectively                                                          95,346           95,167
         Additional paid-in capital                                                          51,163,218       51,550,518
         Accumulative other comprehensive income (loss)                                        (478,841)        (423,574)
         Unearned portion of deferred compensation                                             (275,099)        (787,705)
         Accumulated deficit                                                                 (3,530,773)      (1,120,871)
                                                                                            -----------      -----------
                Total stockholders' equity                                                   46,973,851       49,313,535
         Commitments and contingencies (Note 6)
                                                                                            -----------      -----------
                Total liabilities and stockholders' equity                                  $58,758,819      $63,378,343
                                                                                            ===========      ===========

         SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED JUNE 30,
                                                                ---------------------------
                                                                2001                   2000
                                                                ---------------------------
Revenues:
   License                                                       $ 3,774,232    $ 5,283,559
   Maintenance                                                     2,422,868      2,341,485
                                                                 -----------    -----------
     Total revenues                                                6,197,100      7,625,044

Cost of revenues:
   Cost of licenses                                                  498,944        845,740
   Cost of maintenance                                               576,331        540,965
                                                                 -----------    -----------
     Total cost of revenues                                        1,075,275      1,386,705
                                                                 -----------    -----------

Gross profit                                                       5,121,825      6,238,339
                                                                 -----------    -----------

Operating expenses:
  Sales and marketing                                              4,108,897      3,630,608
  Research and development                                         1,782,697      1,919,619
  General and administrative                                       1,930,413        996,313
  Amortization of acquisition-related costs                          119,499        119,265
                                                                 -----------    -----------
   Total operating expenses                                        7,941,506      6,665,805
                                                                 -----------    -----------

Operating income (loss)                                           (2,819,681)      (427,466)

Interest income                                                      409,805        664,508
Interest expense                                                         (26)        (3,443)
Other, net                                                                --          8,811
                                                                 -----------    -----------
   Income (loss) before income taxes                              (2,409,902)       242,410

Benefit (provision) for income taxes                                      --        (87,000)
                                                                 -----------    -----------
   Net income (loss)                                             $(2,409,902)   $   155,410
                                                                 ===========    ===========

Earnings (loss) per share:
   Basic                                                         $     (0.25)   $      0.02
                                                                 ===========    ===========

   Diluted                                                       $     (0.25)   $      0.02
                                                                 ===========    ===========

Shares used in computing earnings per share:
   Basic                                                           9,525,147      9,281,681
                                                                 ===========    ===========
   Diluted                                                         9,525,147     10,278,577
                                                                 ===========    ===========

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 THREE MONTHS ENDED JUNE 30,
                                                                                     2001         2000
                                                                                 -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $(2,409,902)  $    155,410
  Adjustments  to reconcile  net income  (loss)
    to net cash provided by (used in) operating
    activities:
     Depreciation and amortization                                                   538,735        164,159
     Deferred tax benefit (expense)                                                       --       (121,279)
     Non-cash compensation expense                                                    98,746        104,234
     Amortization of acquisition related costs                                       119,499        119,265
     Increase (decrease) in cash resulting from
       changes in operating assets and liabilities:
      Accounts receivable                                                          1,347,977         12,657
       Other current assets                                                         (218,046)      (257,008)
       Other assets                                                                   26,581         47,392
       Accrued expenses                                                           (1,523,383)       445,640
       Accounts payable                                                             (617,386)      (632,415)
       Taxes payable (receivable)                                                     90,286        138,203
       Deferred maintenance revenue                                                 (139,069)       109,740
                                                                                 -----------   ------------
Net cash provided by (used in) operating activities                               (2,685,962)       285,998
                                                                                 -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase (maturity) of marketable securities                                       819,711    (11,306,744)
  Note receivable                                                                 (2,000,000)            --
  Purchases of furniture and equipment                                              (260,390)      (578,203)
                                                                                 -----------   ------------

Net cash used in investing activities                                             (1,440,679)   (11,884,947)
                                                                                 -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercises of stock options                                            26,739        185,691
                                                                                 -----------   ------------
Net cash used in financing activities                                                 26,739        185,691
                                                                                 -----------   ------------

Net decrease in cash and cash equivalents                                         (4,099,902)   (11,413,258)
Effect of exchange rate changes on cash                                              (40,537)      (243,860)
Cash and cash equivalents at beginning of period                                  42,773,856     37,120,342
                                                                                 -----------   ------------

Cash and cash equivalents at end of period                                       $38,633,417   $ 25,463,224
                                                                                 ===========   ============

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                                     $        --   $     62,655
                                                                                 ===========   ============
Cash paid during the period for interest                                         $        --   $      3,445
                                                                                 ===========   ============

    SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Operating results for interim periods are not necessarily indicative of results for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in NEON's audited financial statements for the fiscal year ended March 31, 2001 which are included in NEON's Form 10-K for the fiscal year ended March 31, 2001.

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

  A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                    2001                     2000
                                             ------------------------------------------
Net income (loss)                                $(2,409,902)              $   155,410
                                                 ===========               ===========

Weighted average number of common
  shares outstanding during the period:
Basic                                              9,525,147                 9,281,681
Dilutive stock options                                    --                   996,896
                                                 -----------               -----------
Diluted                                            9,525,147                10,278,577
                                                 ===========               ===========

Income (loss) per common share:
  Basic                                          $     (0.25)              $      0.02
                                                 ===========               ===========
  Diluted                                        $     (0.25)              $      0.02
                                                 ===========               ===========

  In the period April 1, 2001 through June 30, 2001 options to purchase 17,828 shares of common stock at exercise prices of $0.20 to $4.31 per share were exercised. At June 30, 2001, there were options outstanding to purchase 2,351,781 shares of common stock with a weighted-average exercise price of $9.88.

NOTE 3--MARKETABLE SECURITIES

  NEON considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

  NEON's investment policies are consistent with Financial Accounting Standards Board Statement No. 115 ("FASB 115"), "Accounting for Certain Investments in Debt and Equity Securities", and determined that its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity under the caption "Accumulated other comprehensive income
(loss)." The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

  The following is a summary of marketable securities classified as "available-for-sale" securities as required by FASB 115:

                                            JUNE 30, 2001  MARCH 31, 2001
                                            -------------  --------------
           Debt Securities:
             Cost                           $          --   $    819,711
             Gross unrealized losses                   --         14,730
                                            -------------   ------------
               Estimated fair value         $          --   $    834,441
                                            =============   ============

  The amortized cost and estimated fair value based on published closing prices of securities at June 30, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

                                                        AS OF JUNE 30, 2001
                                                    --------------------------
                                                               ESTIMATED FAIR
                                                      COST         VALUE
                                                    --------  ----------------
               Available-for-sale:
                 Due in one year or less            $     --   $   7,605,861
                 Due one year through five years          --         683,186

NOTE 4--INCOME TAXES

  NEON has a net operating loss carry-forward for income tax purposes of approximately $10 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in 2020. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses, therefore, as of June 30, 2001, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these losses.

  The provision for income taxes for the three months ended June 30, 2000, was $87,000, or 36% of pre-tax income. The effective and statutory tax rates are approximately equivalent.

NOTE 5--SEGMENT REPORTING

  NEON considers its business activities to be in a single segment. During the three-month period ended June 30, 2000, NEON had two customers that individually accounted for 27% and 14%, respectively, of total revenue. During the three-month period ended June 30, 2001, NEON had one customer that accounted for 17% of total revenue.

  The table below summarizes revenues by geographic region.

                                   THREE MONTHS ENDED June 30,
                                ---------------------------------
                                   2001                   2000
                                ----------             ----------
           Revenues:
           North America        $5,540,585             $6,874,841
           Europe                  452,070                624,895
           Other                   204,445                125,308
                                ----------             ----------
                                $6,197,100             $7,625,044
                                ==========             ==========

NOTE 6--CONTINGENCIES

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

  NEON is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of any of these matters will not have a material adverse effect on NEON's consolidated financial position, results of operations or liquidity.


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

  In the three months ended June 30, 2000 and 2001, revenue outside of North America was approximately 7% and 10%, respectively, of our total revenue. We expect international revenue to increase as a percentage of total revenue in the future as compared to the period ended June 30, 2001. A majority of NEON's sales are generally denominated in United States dollars and as a result our current exposure to foreign exchange fluctuations is currently limited. As our international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase.

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

RESULTS OF OPERATIONS

  The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

                                                  THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                  2001                   2000
                                                  ----                   ----
Revenues:
   License                                          61%                    69%
   Maintenance                                      39                     31
                                                  ----                   ----
      Total revenues                               100                    100
Cost of revenues:
   Cost of licenses                                  8                     11
   Cost of maintenance                               9                      7
                                                  ----                   ----
      Total cost of revenues                        17                     18
                                                  ----                   ----
Gross profit                                        83                     82
Operating expenses:
   Sales and marketing                              66                     47
   Research and development                         29                     25
   General and administrative                       31                     13
   Amortization of acquisition related costs         2                      2
                                                  ----                   ----
      Total operating expenses                     128                     87
                                                  ----                   ----
Operating income (loss)                            (46)                    (6)
Interest and other, net                              7                      9
                                                  ----                   ----
Income before income taxes                         (39)                     3
Benefit (provision) for income taxes                --                      1
                                                  ----                   ----
Net income                                        (39)%                     2%
                                                                         ====


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES

  Total revenues. NEON's revenues decreased $1.4 million or 19% from $7.6 million for the three months ended June 30, 2000 to $6.2 million for the three months ended June 30, 2001. This reduction in total revenue was due to an overall weakness in the mainframe software market that resulted in a decrease in the amount of licenses sold during the three months ended June 30, 2001. During the three-month period ended June 30, 2000, NEON had two customers that individually accounted for 27% and for 14% of total revenues. During the three-month period ended June 30, 2001, NEON had one customer that accounted for 17% of total revenue.

  License. License revenues decreased $1.5 million or 29% from $5.3 million for the three months ended June 30, 2000 to $3.8 million for the three months ended June 30, 2001. This reduction in license revenue was due to an overall weakness in the mainframe software market that resulted in a decrease in the amount of licenses sold during the three months ended June 30, 2001. License revenues for each of the three-month periods ended June 30, 2000 and 2001 include $1.1 million attributable to a two-year software distribution agreement with BMC Software entered into in October 1999, in connection with NEON's settlement of a lawsuit originally filed by BMC Software.

  Maintenance. Maintenance revenues increased $81,000 or 3% from $2.3 million for the three months ended June 30, 2000 to $2.4 million for the three months ended June 30, 2001. This increase resulted primarily from the increase in NEON's cumulative installed base of customers.

COST OF REVENUES

  Cost of licenses. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues. Cost of license revenues decreased $350,000 or 41% from $846,000, or 11% of license revenues, for the three months ended June 30, 2000 to $500,000, or 8% of license revenues, for the three months ended June 30, 2001. The absolute dollar and percentage decreases in the cost of license revenue is the result of a lower percentage of the product mix having associated royalty cost for the period ended June 30, 2001 offset by $365,000 in amortization cost from the iWave intellectual property acquired in December 2000.

  Cost of maintenance. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support department. Cost of maintenance revenues was relatively consistent for the three-month periods ending June 30, 2000 and 2001.

OPERATING EXPENSES

  Sales and marketing. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. These expenses increased $478,000 or 13% from $3.6 million, or 48% of total revenues, for the three months ended June 30, 2000 to $4.1 million, or 66% of total revenues, for the three months ended June 30, 2001. The dollar increase includes approximately $605,000 in increased cost of NEON's international sales offices, $235,000 in increased compensation expenses incurred for North American sales and marketing personnel, $225,000 in increased marketing program cost, offset by a $570,000 decrease in commissions and international agents commissions as a result of lower revenue and a change in product mix towards products without associated third party royalties in the three months ended June 30, 2001. The increase in sales and marketing expense as a percentage of revenue is due primarily to the reduction in total revenue for the period ended June 30, 2001.

  Research and development. Research and development expenses include salaries, bonuses and benefits for product development and product documentation personnel and the computer hardware, software and telecommunication expenses associated with these personnel. Research and development expenses decreased $137,000 or 7% from $1.9 million, or 25% of total revenues, for the three months ended June 30, 2000 to $1.8 million, or 29% of total revenues, for the three months ended June 30, 2001. The dollar decrease includes approximately $130,000 decrease in compensation costs due to improved efficiency in utilization of personnel and the related computer hardware, software and telecommunication expenses related to research and development staffing. The increase in percentage of total revenue is primarily due to a reduction in total revenue generated in the three months ended June 30, 2001. We expect research and development expenses to increase in absolute dollar amounts as we continue to expand our existing product line and develop new products.

  General and administrative. General and administrative expenses include salaries, personnel and related costs for NEON's executive, financial, legal and administrative staff. General and administrative expenses decreased $181,000 or 18% from $1.0 million, or 13% of total revenues, for the three months ended June 30, 2000 to $815,000, or 13% of total revenues, for the three months ended June 30, 2001, excluding $1.1 million in severance cost related to the departure of certain personnel during the three months ended June 30, 2001. NEON anticipates that general and administrative expenses will increase in absolute dollars as we continue to upgrade and improve our internal systems.

  Non-cash compensation. During the three months ended June 30, 2000, $104,000 was recognized as non-cash compensation expense related to NEON's initial public offering, while $78,000 was recognized as non-cash compensation expense during the three months ended June 30, 2001. The remaining deferred balance of $213,000 will be recognized over the remaining vesting period of the granted options, approximately two years. Additionally, NEON recorded $21,000 in deferred compensation cost associated with restricted stock granted to an executive in December 2000. The unamortized balance related to the restricted stock grant was reversed in June 2001 as the executive resigned and the restricted stock was forfeited.

  Amortization of acquisition related costs. In September 1999, we acquired various software products and miscellaneous assets from Beyond Software Inc., a privately held company based in Santa Clara, California, for $1.87 million, plus the assumption of certain liabilities. The transaction resulted in goodwill of approximately $2.4 million, which is being amortized on a straight-line basis over five years. Amortization expense related to this transaction of $119,000 was recognized in both the three months ended June 30, 2000 and 2001.

  Interest and other income, net. Interest income decreased for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 by $250,000 primarily due to lower interest rates and to a lesser extent lower available investable cash balances during the three months ended June 30, 2001.

  Benefit (provision) for income taxes. No provision for income taxes was recorded for the three months ended June 30, 2001 as NEON had a pre-tax loss for the period of $2.4 million. At June 30, 2001, NEON has a net operating loss carry-forward for income tax purposes of approximately $10 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in 2020. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses, therefore, as of June 30, 2001,

NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these losses.

  The provision for income taxes for the three-months ended June 30, 2000, was $87,000, or 36 % of pre-tax income. The effective and statutory rates were approximately equivalent.

LIQUIDITY AND CAPITAL RESOURCES

  NEON's cash and cash equivalent balance decreased to $38.6 million at June 30, 2001 from $42.8 million at March 31, 2001. This decrease was due primarily to a net loss of $2.4 million for the three months ended June 30, 2001, and an advance on a note receivable to Enterworks Software, Inc. of $2 million on May 23, 2001. This loan is secured by Enterworks Software, Inc.'s intellectual property and is convertible into common stock at NEON's discretion. The loan pays interest at 10% and matures on demand.

  Net cash used by operating activities was $2.7 million in the three months ended June 30, 2001, while the net cash provided by operating activities was $285,000 in the three months ended June 30, 2000. The net cash used by operating activities during the three months ended June 30, 2001 was primarily the result of $2.4 million in net losses and a decrease in liabilities partially offset by the reduction in accounts receivables at June 30, 2001.

  Net cash used by NEON in investing activities was $1.4 million and $11.9 million in the three months ended June 30, 2001 and 2000, respectively. Purchases of marketable securities totaling $11.3 million and $600,000 in purchases of property and equipment were the principal uses of investing funds in the three months ended June 30, 2000. The principal investing uses in the three months ended June 30, 2001 were an advance on a note receivable to Enterworks Software, Inc. of $2 million, $260,000 in purchases of property and equipment partially offset by the maturity of $800,000 in marketable securities. As of June 30, 2001, NEON had no material commitment for capital expenditures.

  NEON's net cash provided by financing activities was $26,000 and $185,000 in the three months ended June 30, 2001 and 2000, respectively. The net cash provided by financing activities in both periods are proceeds from the exercise of employee stock options.

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

     NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $38.6 million at June 30, 2001, and were invested in short-term bonds.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Please see the discussion in Part I, Note 8 of the "Condensed Notes to Consolidated Financial Statements," which is incorporated by reference in this Part II, Item 1.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - In March 1999, NEON completed the initial public offering of its common stock (the "IPO"). In the IPO, NEON issued and sold 3,041,000 shares for an aggregate price to the public of $45,615,000, and a sole selling stockholder sold 64,000 shares of common stock for an aggregate offering price of $960,000. The IPO was a firm commitment underwriting, and the managing underwriters of the IPO were Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC and the CIBC Oppenheimer Corp. The underwriting discount incurred by NEON relating to the IPO was $3,193,050. Net offering proceeds received by NEON from the IPO were approximately $41.2 million. Approximately $1.0 million of the proceeds received by NEON from the IPO was used to repay existing indebtedness and $1.9 million was used in connection with the September 1999 acquisition of the assets of Beyond Software Inc. An additional $4.5 million was paid to Computer Associates, Inc. through December 2000 to pay certain software product royalties and to purchase certain software products and intellectual property rights. Additionally, $2.0 million was loaned to Enterworks Software, Inc. as bridge financing in June 2001 and $2.4 million was used to fund operations for the three months ended June 30, 2001. The remainder of the proceeds from the IPO have been invested in interest-bearing, investment-grade securities.

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

     Our success is dependent upon the continued service and skills of our executive officers and our product authors. If we lose the services of any of these key personnel, it could have a negative impact on our business because of their unique skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. We do not intend to maintain "key-man" life insurance policies covering any of our employees. Significant competition exists for employees with the skills required to author the products and perform the maintenance services that we offer, and we may not be able to continue to retain sufficient numbers of highly skilled employees.

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

     Our potential field of competitors continues to expand as both organizations and vendors recognize the need for products such as our eBusiness Integration and Enterprise Subsystem Management products, that permit users to access mainframe-based data and applications for integration with PC-applications. Our Shadow products compete principally with products, known as middleware software, that provide the connection between a client application and a server application, a database or a transaction processing system. Currently middleware software products are also provided by established vendors such as IBM, Oracle and Information Builders, and to a lesser extent by BEA Systems, IONA Technologies, New Era of Networks/Sybase and TSI International Software. Our Enterprise Subsystem Management products face significant competition from BMC Software. We expect to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. We may also face competition from:

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

          (b)  REPORTS ON FORM 8-K

               A Current Report on Form 8-K was filed on June 12, 2001 that included a copy of a press release announcing a jury verdict.

               A Current Report on Form 8-K was filed on June 12, 2001 which included a copy of a press release announcing that two members of NEON's Board of Directors, including its President and CFO, has resigned from its Board of Directors due to a disagreement with the Board of Directors over the strategic direction of the Company. Neither Board member who resigned requested that such disagreement be disclosed

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEON SYSTEMS, INC.

Date:  July 26, 2001                    /s/ JAMES BRADFORD POYNTER
       -------------                    -------------------------------------
                                        Chief Financial Officer
                                        (Principal financial officer)