Form 10-Q/A
period 2001-06-30
NEON SYSTEMS INC
filed 2001-08-01
CIK 1072978

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q/A

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

                                  FORM 10-Q/A

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

  The table below summarizes revenues by geographic region.

                                        THREE MONTHS ENDED JUNE 30,
                                     ---------------------------------
                                        2001                   2000
                                     ----------             ----------
           Revenues:
           United States             $ 5,540,585             $ 6,874,841
           United Kingdom                452,070                 624,895
           Other                         204,445                 125,308
                                     -----------             -----------
                                     $ 6,197,100             $ 7,625,044
                                     ===========             ===========

           Operating Income (Loss):
           United States             $(2,061,780)            $   386,389
           United Kingdom               (591,600)               (269,400)
           Other                        (166,301)               (544,455)
                                     -----------             -----------
                                     $ 2,819,681             $  (427,466)
                                     ===========             ===========

           Identifiable Assets:
           United States             $56,321,545             $57,423,855
           United Kingdom              1,807,393               2,504,996
           Other                         629,881                 843,085
                                     -----------             -----------
                                     $58,758,819             $60,771,936
                                     ===========             ===========

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this report on Form 10-Q/A. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and entail various risks and uncertainties such as our plans, objectives, expectations and intentions. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth below in Part II, Item 5 under "Factors that May Affect Future Results." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terms.

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

  In the three months ended June 30, 2000 and 2001, revenue outside of North America was approximately 11% and 12%, respectively, of our total revenue. We expect international revenue to increase as a percentage of total revenue in the future as compared to the period ended June 30, 2001. A majority of NEON's sales are generally denominated in United States dollars and as a result our current exposure to foreign exchange fluctuations is currently limited. As our international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase.

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

RESULTS OF OPERATIONS

  The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

                                                  THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                  2001                   2000
                                                  ----                   ----
Revenues:
   License                                          61%                    69%
   Maintenance                                      39                     31
                                                  ----                   ----
      Total revenues                               100                    100
Cost of revenues:
   Cost of licenses                                  8                     11
   Cost of maintenance                               9                      7
                                                  ----                   ----
      Total cost of revenues                        17                     18
                                                  ----                   ----
Gross profit                                        83                     82
Operating expenses:
   Sales and marketing                              66                     47
   Research and development                         29                     25
   General and administrative                       31                     13
   Amortization of acquisition related costs         2                      2
                                                  ----                   ----
      Total operating expenses                     128                     87
                                                  ----                   ----
Operating income (loss)                            (46)                    (6)
Interest and other, net                              7                      9
                                                  ----                   ----
Income before income taxes                         (39)                     3
Benefit (provision) for income taxes                --                      1
                                                  ----                   ----
Net income                                        (39)%                     2%
                                                  ====                   ====


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

COST OF REVENUES

  Cost of licenses. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues. Cost of license revenues decreased $350,000 or 41% from $846,000, or 16% of license revenues, for the three months ended June 30, 2000 to $500,000, or 13% of license revenues, for the three months ended June 30, 2001. The absolute dollar and percentage decreases in the cost of license revenue is the result of a lower percentage of the product mix having associated royalty cost for the period ended June 30, 2001 offset by $365,000 in amortization cost from the iWave intellectual property acquired in December 2000.

  Cost of maintenance. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support department. Cost of maintenance revenues was relatively consistent for the three-month periods ending June 30, 2000 and 2001.

OPERATING EXPENSES

  Sales and marketing. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. These expenses increased $478,000 or 13% from $3.6 million, or 47% of total revenues, for the three months ended June 30, 2000 to $4.1 million, or 66% of total revenues, for the three months ended June 30, 2001. The dollar increase includes approximately $605,000 in increased cost of NEON's international sales offices, $235,000 in increased compensation expenses incurred for North American sales and marketing personnel, $225,000 in increased marketing program cost, offset by a $570,000 decrease in commissions and international agents commissions as a result of lower revenue and a change in product mix towards products without associated third party royalties in the three months ended June 30, 2001. The increase in sales and marketing expense as a percentage of revenue is due primarily to the reduction in total revenue for the period ended June 30, 2001.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - Not applicable.

ITEM 5.   OTHER INFORMATION - FACTORS THAT MAY AFFECT FUTURE RESULTS
          This report on Form 10-Q/A, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including the following:

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

                                        NEON SYSTEMS, INC.

Date:  August 1, 2001                    /s/ JAMES BRADFORD POYNTER
       ---------------                  -------------------------------------
                                        Chief Financial Officer
                                        (Principal financial officer)