Form 10-Q
period 2001-09-30
NEON SYSTEMS INC
filed 2001-11-13
CIK 1072978

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding as of November 13, 2001 was 9,569,073.

                               NEON SYSTEMS, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED September 30, 2001

                                     INDEX

                                                                           PAGE
                                                                          ------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated  Balance Sheets at September 30, 2001 and
         March 31, 2001....................................................  3

         Consolidated Statements of Operations for the Three and Six
         Months Ended September 30, 2001 and 2000..........................  4

         Consolidated Statements of Cash Flows for the Six Months Ended
         September 30, 2001 and 2000.......................................  5

         Condensed Notes to Consolidated Financial Statements..............  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 15

Item 2.  Changes in Securities and Use of Proceeds......................... 15

Item 3.  Defaults Upon Senior Securities................................... 16

Item 4.  Submission of Matters to a Vote of Security Holders............... 16

Item 5.  Other Information................................................. 16

Item 6.  Exhibits and Reports on Form 8-K.................................. 22

SIGNATURES................................................................. 23

PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30, 2001    MARCH 31, 2001
                                                                         -------------------   ---------------
                                                                             (UNAUDITED)
                ASSETS

         CURRENT ASSETS:
            Cash and cash equivalents                                           $43,834,097       $42,773,856
            Short-term investments                                                       --           514,828
            Accounts receivable, net                                              3,710,934         6,072,332
            Current note receivable                                               2,000,000                --
            Taxes receivable                                                      1,062,734         2,392,311
            Deferred income taxes                                                   750,644           607,566
            Other current assets                                                  2,863,882         2,050,586
                                                                                -----------       -----------
               Total current assets                                              54,222,291        54,411,479
                                                                                -----------       -----------
         Property and equipment, net                                              2,254,357         2,103,764
         Note receivable                                                          2,000,000                --
         Long-Term Investments                                                           --           319,613
         Intangible assets, net                                                   4,682,903         5,652,857
         Other assets                                                                64,335           890,630
                                                                                -----------       -----------
               Total assets                                                     $63,223,886       $63,378,343
                                                                                ===========       ===========
                LIABILITIES & STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
            Accounts payable                                                    $   262,414       $ 1,385,541
            Accrued expenses                                                      3,720,725         5,197,674
            Deferred maintenance revenue                                          6,141,724         7,481,593
                                                                                -----------       -----------
               Total current liabilities                                         10,124,863        14,064,808
                                                                                -----------       -----------
         STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value. Authorized
         10,000,000 shares; no shares issued and outstanding                             --                --
         Common stock, $.01 par value. Authorized
         30,000,000 shares; 9,570,923 and 9,516,804 shares
         issued and outstanding at September 30, 2001 and
         March 31, 2001, respectively                                                95,709            95,167
         Additional paid-in capital                                              51,231,466        51,550,518
         Accumulative other comprehensive income (loss)                            (457,482)         (423,574)
         Unearned portion of deferred compensation                                 (197,561)         (787,705)
         Retained earnings (deficit)                                              2,426,891        (1,120,871)
                                                                                -----------       -----------
               Total stockholders' equity                                        53,099,023        49,313,535
         Commitments and contingencies (Note 6)
               Total liabilities and stockholders' equity                       $63,223,886       $63,378,343
                                                                                ===========       ===========

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED SEPTEMBER 30,     SIX MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------     ------------------------------
                                                    2001               2000             2001              2000
                                                   ------             ------           ------            ------
Revenues:
   License                                      $ 2,474,965        $ 3,654,104      $ 6,374,196       $ 8,937,663
   Maintenance                                    2,376,869          2,024,406        4,674,738         4,365,891
                                                -----------        -----------      -----------       -----------
     Total revenues                               4,851,834          5,678,510       11,048,934        13,303,554

Cost of revenues:
   Cost of licenses                                 615,647            404,184        1,114,591         1,249,924
   Cost of maintenance                              469,004            609,889        1,045,335         1,145,562
                                                -----------        -----------      -----------       -----------
     Total cost of revenues                       1,084,651          1,014,073        2,159,926         2,395,486
                                                -----------        -----------      -----------       -----------
Gross profit                                      3,767,183          4,664,437        8,889,008        10,908,068
                                                -----------        -----------      -----------       -----------
Operating expenses:
  Sales and marketing                             3,206,468          3,676,240        7,315,365         7,280,271
  Research and development                        1,466,354          2,008,326        3,249,051         3,983,487
  General and administrative                        959,209          1,304,044        2,889,621         2,276,684
  Restructuring costs                               908,000                 --          908,000                --
  Asset write-down charges                          887,000                 --          887,000                --
  Amortization of acquisition-related               119,499            119,264          238,998           238,529
   costs                                        -----------        -----------      -----------       -----------
   Total operating expenses                       7,546,530          7,107,874       15,488,035        13,778,971
                                                -----------        -----------      -----------       -----------
Operating income (loss)                          (3,779,347)        (2,443,437)      (6,599,027)       (2,870,903)

Interest income                                     328,574            662,010          738,379         1,326,518
Interest expense                                       (379)              (826)            (406)           (4,269)
Gain from settlement of litigation                9,259,815                 --        9,259,815                --
Other, net                                            5,923             (2,658)           5,923             6,153
                                                -----------        -----------      -----------       -----------
   Income (loss) before income taxes              5,814,586         (1,784,911)       3,404,684        (1,542,501)
                                                -----------        -----------      -----------       -----------
Benefit (provision) for income taxes                143,078            515,000          143,078           428,000
                                                -----------        -----------      -----------       -----------
   Net income (loss)                            $ 5,957,664        $(1,269,911)       3,547,762       $(1,114,501)
                                                ===========        ===========      ===========       ===========
Earnings (loss) per share:
   Basic                                              $0.62             $(0.13)           $0.37            $(0.12)
                                                ===========        ===========      ===========       ===========
   Diluted                                            $0.59             $(0.13)           $0.35            $(0.12)
                                                ===========        ===========      ===========       ===========
Shares used in computing earnings
   per share:
   Basic                                          9,562,305          9,442,191        9,543,925         9,362,375
                                                ===========        ===========      ===========       ===========
   Diluted                                       10,116,474          9,442,191       10,112,824         9,362,375
                                                ===========        ===========      ===========       ===========

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     SIX MONTHS ENDED SEPTEMBER 30,
                                                                                     ------------------------------
                                                                                          2001             2000
                                                                                         ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $ 3,547,762      $(1,114,501)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
     Depreciation and amortization                                                       1,313,022          630,401
     Deferred tax benefit                                                                 (143,078)        (121,279)
     Non-cash compensation expense                                                         176,284          205,530
     Asset write-down charges                                                              887,000               --
     Increase (decrease) in cash resulting from changes in
       operating assets and liabilities:
       Accounts receivable                                                               2,229,866        2,359,182
       Taxes receivable                                                                  1,329,577               --
       Other current assets                                                               (823,808)        (639,456)
       Other assets                                                                             --         (599,628)
       Accrued expenses                                                                 (1,490,364)         181,380
       Accounts payable                                                                 (1,127,104)         (55,249)
       Other non-current assets                                                             26,292
       Taxes payable                                                                            --         (318,534)
       Deferred maintenance revenue                                                     (1,339,869)        (106,421)
                                                                                       -----------      -----------
Net cash provided by operating activities                                                4,585,580          421,425
                                                                                       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturity of marketable securities                                                        819,711       (8,119,090)
  Notes receivable                                                                      (4,000,000)              --
  Purchases of furniture and equipment                                                    (493,660)        (738,084)
                                                                                       -----------      -----------
Net cash used in investing activities                                                   (3,673,949)      (8,857,174)
                                                                                       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercises of stock options                                                  95,350          208,426
                                                                                       -----------      -----------
Net cash provided by (used in) financing activities                                         95,350          208,426
                                                                                       -----------      -----------
Net increase (decrease) in cash and cash equivalents                                     1,006,981       (8,227,323)
Effect of exchange rates on cash                                                            53,260         (452,394)
Cash and cash equivalents at beginning of period                                        42,773,856       37,120,342
                                                                                       -----------      -----------
Cash and cash equivalents at end of period                                             $43,834,097      $28,440,625
                                                                                       ===========      ===========
Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                                           $        --      $    77,005
                                                                                       ===========      ===========
Cash paid during the period for interest                                               $       406      $     4,269
                                                                                       ===========      ===========

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Operating results for interim periods are not necessarily indicative of results for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in NEON's audited financial statements for the fiscal year ended March 31, 2001 which are included in NEON's Form 10-K for the fiscal year ended March 31, 2001.

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

  A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:

                                            THREE MONTHS ENDED SEPTEMBER 30,    SIX MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------    ------------------------------
                                                   2001              2000             2001             2000
                                                  ------            ------           ------           ------
Net income (loss)                             $ 5,957,664       $(1,269,911)     $ 3,547,762      $(1,114,501)
                                              ===========       ===========      ===========      ===========
Weighted average number of common
  shares outstanding during the period:
Basic                                           9,562,305         9,442,191        9,543,925        9,362,375
Dilutive stock options                            554,169                --          568,899               --
                                              -----------       -----------      -----------      -----------
Diluted                                        10,116,474         9,442,191       10,112,824        9,362,375
                                              ===========       ===========      ===========      ===========
Income (loss) per common share:
  Basic                                       $      0.62       $     (0.13)     $      0.37      $     (0.12)
                                              ===========       ===========      ===========      ===========
  Diluted                                     $      0.59       $     (0.13)     $      0.35      $     (0.12)
                                              ===========       ===========      ===========      ===========

  In the period April 1, 2001 through September 30, 2001 options to purchase 54,119 shares of common stock at exercise prices of $0.20 to $4.45 per share were exercised. At September 30, 2001, there were options outstanding to purchase 2,126,192 shares of common stock with a weighted-average exercise price of $9.80.

NOTE 3--MARKETABLE SECURITIES

  NEON considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

  NEON's investment policies are consistent with Financial Accounting Standards Board Statement No. 115 ("FASB 115"), "Accounting for Certain Investments in Debt and Equity Securities", and NEON has determined that its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity under the caption "Accumulated other comprehensive income (loss)." The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

  The following is a summary of marketable securities classified as "available-for-sale" securities as required by FASB 115:

                                      SEPTEMBER 30, 2001  MARCH 31, 2001
                                      ------------------  --------------
Debt Securities:
  Cost                                    $     --           $819,711
  Gross unrealized losses                       --             14,730
                                          --------           --------
      Estimated fair value                $     --           $834,441
                                          --------           --------

NOTE 4--INCOME TAXES

  At September 30, 2001, NEON had a net operating loss carry-forward for income tax purposes of approximately $3.2 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The Net operating loss carry-forward for the United States begins expiring in 2020. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses. Therefore, as of September 30, 2001, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these losses.

  The benefit for income taxes for the six months ended September 30, 2001 and 2000, was $143,078, or 4.2% of pre-tax income and $428,000, or 28% of pre-tax loss, respectively. As the Company does not anticipate creating income for the year ended March 31, 2002, no tax provision is recorded in the interim financial statements. The difference between the effective rate and the statutory rate is primarily due to the impact of net operating losses outside the United States that were not recognized for the six months ended September 30, 2001 and 2000.

NOTE 5--SEGMENT REPORTING

  NEON considers its business activities to be in a single segment. During the three-month period ended September 30, 2001, NEON had one customer that individually accounted for 22% of total revenues. During the six-month period ended September 30, 2001, NEON had one customer that accounted for 20% of total revenue.

  The table below summarizes revenues by geographic region.

                                           THREE MONTHS ENDED SEPTEMBER 30,     SIX MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------     ------------------------------
                                                2001              2000              2001             2000
                                               ------            ------            ------           ------
    Revenues:
      United States                          $ 4,217,498       $ 4,781,226       $ 9,758,083      $11,656,067
      United Kingdom                             508,688           668,234           960,758        1,293,129
      Other                                      125,648           229,050           330,093          354,358
                                             -----------       -----------       -----------      -----------
                                             $ 4,851,834       $ 5,678,510       $11,048,934      $13,303,554
                                             ===========       ===========       ===========      ===========
     Operating Loss:
       United States                         $(3,721,221)      $(2,374,155)      $(5,783,001)     $(1,987,766)
       United Kingdom                              1,850          (129,837)         (589,750)        (399,237)
       Other                                     (59,976)           60,555          (226,276)        (483,900)
                                             -----------       -----------       -----------      -----------
                                             $(3,779,347)      $(2,443,437)      $(6,599,027)     $(2,870,903)
                                             ===========       ===========       ===========      ===========

                                                   AS OF SEPTEMBER 30,
                                           --------------------------------
                                                 2001              2000
                                                ------           -------
     Identifiable Assets:
        United States                        $61,001,030       $55,694,662
        United Kingdom                         1,724,232         2,811,701
        Other                                    498,624           571,307
                                             -----------       -----------
                                             $63,223,886       $59,077,670
                                             ===========       ===========

NOTE 6--CONTINGENCIES

  NEON has resolved its litigation with New Era of Networks in a confidential settlement that resolved all pending litigation between the parties. NEON received a cash payment of approximately $9.3 million, net of attorney fees, in the fiscal quarter ending September 30, 2001, as a result of this settlement,
and is reporting such payment as a non-recurring item.   The litigation arose
from the fact that a number of organizations, including New Era of Networks, Inc., were utilizing the name "Neon," alone and in combination with other words, as a trademark, a tradename or both. New Era of Networks, which was recently acquired by Sybase, Inc., is also a developer and distributor of middleware and other software products. New Era of Networks had used the acronym "NEON" in its business, was listed on the Nasdaq National Market under the symbol "NEON" and had sought to obtain federal trademarks for products and services whose names include the word "NEON." On December 24, 1998, New Era of Networks filed a complaint against NEON in the United States District Court for the District of Colorado seeking (a) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe NEON's rights or constitute unfair competition and (b) cancellation of NEON's federal trademark registration for NEON. NEON filed an Answer denying the material allegations of that complaint. On February 11, 2000, the judge in the Colorado proceeding advised the parties that the court intended to grant summary judgment for cancellation of the federal trademark registration for the "NEON" mark. On June 23, 1999, NEON sued New Era of Networks in District Court in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" was in violation of Texas law concerning misappropriation of trade names. In this litigation, NEON sought to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace or to dilute the meaning or value of NEON's name. NEON's claims were based upon its prior and continuous use of "NEON" as its corporate name. On June 1, 2001, the jury in the Fort Bend County, Texas suit returned a verdict in NEON's favor awarding NEON $14,000,000 in actual damages and $25,000,000 in punitive damages. On June 26, 2001, the Judge issued a final judgment confirming the award of actual and punitive damages, and granted a permanent injunction prohibiting New Era from referring to itself as "NEON" in advertising, marketing or other public disclosures; from distributing software that includes one or more occurrences of the "NEON" mark, and within specified time periods to replace documentation, installed code, and advertising materials that include any use of the mark "NEON".

  NEON is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of any of these matters will not have a material adverse effect on NEON's consolidated financial position, results of operations or liquidity.

NOTE 7--RESTRUCTURING CHARGES AND ASSET WRITE-DOWN CHARGES

  During the six month period ended September 30, 2001, the Company recorded a restructuring charge of $908,000. These charges related to reductions in the Company's cost structure and corporate reorganization, including reductions in force, and abandonment of leased facilities. These restructuring costs included severance costs of $570,000 and losses from lease commitments of $338,000. Cash paid for severance costs and leasing expenses during the six months ended September 30, 2001 totaled $178,000 and nil, respectively. As of September 30, 2001, the Company has included in accrued liabilities $730,000 related to restructuring costs.

  The Company has recorded non-cash charges of $887,000 during the six months ended September 30, 2001 related to the write-down of pre-paid royalties and other assets.

NOTE 8--NOTES RECEIVABLE

  During the quarter ended September 30, 2001, the Company announced that it had entered into a non-binding term sheet to acquire Scalable Software, Inc., a privately held company. The term sheet provides that each of the approximately 19,400,000 outstanding shares of common stock of Scalable Software will be converted into approximately 0.135 of a share of the Company's common stock and outstanding options and warrants to purchase approximately 2,800,000 shares of common stock of Scalable Software will become options and warrants to purchase common stock of the Company on the same conversion basis.

In connection with the transaction, the Company has provided Scalable Software with bridge financing of up to $3,000,000 and is guaranteed by Louis Woodhill, Chief Executive Officer, Jim Woodhill and John Moores, Chairman of the Board. As of September 30, 2001, $2,000,000 of the bridge financing had been drawn upon by Scalable Software, and is reflected as a current note receivable. The Company made and advance on a note receivable to Enterworks Software, Inc. of $2 million . The Enterworks Software loan is a Demand 10% Convertible Promissory Note and was issued under a Convertible Promissory Note and Warrant Agreement dated March 1, 2001 in a second round of financing for Enterworks, Inc. The loan accrues interest at 10% per annum and matures on demand made by the Holders representing at least 50% of the outstanding principal amount of the Demand Notes.

NOTE 9--IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. Under SFAS No. 142, beginning April 1, 2002, the Company will no longer amortize goodwill and intangible assets with indefinite useful lives, but instead will test those assets for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over such lives to their estimated residual values.

  The Company is required to adopt SFAS No. 141 immediately and SFAS No. 142 effective April 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through March 31, 2002. SFAS No. 142 will require the Company to perform a transitional goodwill impairment evaluation as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

  As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,193,000 which will be subject to transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $238,000 and $477,000 for the six months ended September 30, 2001 and the year ended March 31, 2001, respectively. Management has completed an evaluation of the effects of Statements 141 and 142 and believes that it will not have a material effect on the Company's consolidated financial statements.

  In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), but retains many of its fundamental provisions. SFAS 144 also clarifies certain measurement and classification issued from SFAS
121. In addition, SFAS 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). However, SFAS 144 retains the requirement in APB 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS 144 excludes goodwill and other intangible assets that are not to be amortized, as the accounting for such items is prescribed by SFAS 142. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and are to be applied prospectively. The Company will adopt the requirements of SFAS 144 as of April 1, 2002.

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

  NEON derives revenue from software licenses and maintenance services. Historically, NEON's Shadow product line has generated substantially all of NEON's revenue. License fees, which are based upon the number and capacity of servers as well as the number of client users, are generally due net 30 days from license grant and include a one-year maintenance period. The sales process typically takes approximately nine months. After the initial year of license, NEON provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee. Any factors adversely affecting the pricing of, demand for or market acceptance of, our products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition.

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

  In the six months ended September 30, 2001 and 2000, revenue outside of North America was approximately 12% of our total revenue. We expect international revenue to increase as a percentage of total revenue in the future as compared to the period ended September 30, 2001. A majority of NEON's sales are generally denominated in United States dollars and as a result our current exposure to foreign exchange fluctuations is currently limited. As our international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase.

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

RESULTS OF OPERATIONS

  The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

                                           THREE MONTHS ENDED SEPTEMBER 30,     SIX MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------   --------------------------------
                                                   2001              2000              2001             2000
                                                  ------            ------            ------           ------
     Revenues:
        License                                      51%               64%               58%              67%
        Maintenance                                  49                36                42               33
                                                   ----              ----              ----             ----
           Total revenues                           100               100               100              100
     Cost of revenues:
        Cost of licenses                             13                 7                10                9
        Cost of maintenance                          10                11                 9                9
                                                   ----              ----              ----             ----
           Total cost of revenues                    23                18                19               18
                                                   ----              ----              ----             ----
     Gross profit                                    77                82                81               82
     Operating expenses:
        Sales and marketing                          66                65                66               55
        Research and development                     30                35                29               30
        General and administrative                   20                23                26               17
        Restructuring costs                          19                --                 8               --
        Asset write down charges                     18                --                 8               --
        Amortization of acquisition                   2                 2                 2                2
         related costs                             ----              ----              ----             ----
           Total operating expenses                 155               125               139              104
                                                   ----              ----              ----             ----
     Operating income                               (78)              (43)              (58)             (22)
     Interest and other, net                          7                12                 6               10
     Gain from settlement of lawsuit                191                --                83               --
                                                   ----              ----              ----             ----
     Income before income taxes                     120               (31)               31              (12)
     Benefit for income taxes                         3                 9                 1                3
                                                   ----              ----              ----             ----
     Net income                                     123%             (22)%               32%             (8)%
                                                   ====              ====              ====             ====


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

  Total revenues. NEON's revenues decreased $827,000 thousand or 15% from $5.7 million for the three months ended September 30, 2000 to $4.9 million for the three months ended September 30, 2001. This reduction in total revenue was due to an overall weakness in the mainframe software market that resulted in a decrease in the amount of licenses sold during the three months ended September 30, 2001. During the three-month period ended September 30, 2000, NEON had one customer that individually accounted for 19% of total revenue. During the three-month period ended September 30, 2001, NEON had one customer that accounted for 22% of total revenue.

  License. License revenues decreased $1.2 million or 32% from $3.7 million for the three months ended September 30, 2000 to $2.5 million for the three months ended September 30, 2001. This reduction in license revenue was due to an overall weakness in the mainframe software market that resulted in a decrease in the amount of licenses sold during the three months ended September 30, 2001. License revenues for each of the three-month periods ended September 30, 2000 and 2001 include $1.1 million attributable to a two-year software distribution agreement with BMC Software entered into in October 1999, in connection with NEON's settlement of a lawsuit originally filed by BMC Software.

  Maintenance. Maintenance revenues increased $352,000 or 17% from $2.0 million for the three months ended September 30, 2000 to $2.4 million for the three months ended September 30, 2001. This increase resulted primarily from the increase in NEON's cumulative installed base of customers.

COST OF REVENUES

  Cost of licenses. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues. Cost of license revenues increased $211,000 or 52% from $404,000, or 11% of license revenues, for the three months ended September 30, 2000 to $616,000, or 25% of license revenues, for the three months ended September 30, 2001. The increase in the cost of license revenue as a percentage of license revenue was primarily attributable to the overall reduction in license revenue. The absolute dollar and percentage increases in the cost of license revenue is the result of a higher percentage of the product mix having associated royalty cost for the period ended September 30, 2001 offset by $365,000 in amortization cost of the iWave intellectual property.

  Cost of maintenance. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support department. Cost of maintenance revenues decreased $141,000 or 23% from $610,000, or 30% of maintenance revenues, for the three months ended September 30, 2000 to $469,000, or 20% of maintenance revenues, for the three months ended September 30, 2001. The dollar decrease in the cost of maintenance revenue as a percentage of maintenance revenue was due primarily to the decrease in the purchase of computer supplies and software.

OPERATING EXPENSES

  Sales and marketing. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. These expenses decreased $470,000 or 13% from $3.7 million, or 65% of total revenues, for the three months ended September 30, 2000 to $3.2 million, or 66% of total revenues, for the three months ended September 30, 2001. The dollar decrease includes a reduction in commissions and marketing program costs due to the reduction in revenue.

  Research and development. Research and development expenses include salaries, bonuses and benefits for product development and product documentation personnel and the computer hardware, software and telecommunication expenses associated with these personnel. Research and development expenses decreased $542,000 or 27% from $2 million, or 35% of total revenues, for the three months ended September 30, 2000 to $1.5 million, or 30% of total revenues, for the three months ended September 30, 2001. The dollar decrease includes a decrease in compensation costs due to improved efficiency in utilization of personnel and a decrease in the related computer hardware and software expenses related to research and development staffing. We expect research and development expenses to increase in absolute dollar amounts as we continue to expand our existing product line and develop new products.

  General and administrative. General and administrative expenses include salaries, personnel and related costs for NEON's executive, financial, legal and administrative staff. General and administrative expenses decreased $345,000 or 26% from $1.3 million, or 23% of total revenues, for the three months ended September 30, 2000 to $959,000, or 20% of total revenues, for the three months ended September 30, 2001. NEON anticipates that general and administrative expenses will increase in absolute dollars as we continue to upgrade and improve our internal systems.

  Amortization of acquisition related costs. In September 1999 we acquired various software products and miscellaneous assets from Beyond Software Inc., a privately held company based in Santa Clara, California, for $1.87 million, plus the assumption of certain liabilities. The transaction resulted in goodwill of approximately $2.4 million, which is being amortized on a straight-line basis over five years. Amortization expense related to this transaction was $119,000 and was recognized in both the three months ended September 30, 2000 and 2001.

  Interest and other income, net. Interest income decreased for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 by $333,000 due to lower interest rates and available investable cash balances during the three months ended September 30, 2001.

  Benefit (provision) for income taxes. At September 30, 2001, NEON has a net operating loss carry-forward for income tax purposes of approximately $3.2 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The Net operating loss carry-forward for the United States begins expiring in 2020. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses, therefore, as of September 30, 2001, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these losses.

  The benefit for income taxes for the three-months ended September 30, 2001 and 2000, was $143,078, or 2.5% of pre-tax income and $515,000 or 29% of pre-tax loss, respectively. As the Company does not anticipate creating income for the year ended March 31, 2002, no tax provision is recorded in the interim financial statements. The difference between the effective rate and the statutory rate is primarily due to the impact of net operating losses outside the United States that were not recognized for the three months ended September 30, 2001 and 2000.

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 2000

REVENUES

  Total revenues. NEON's revenues decreased $2.3 million or 17% from $13.3 million for the six months ended September 30, 2000 to $11.0 million for the six months ended September 30, 2001. This reduction in total revenue was due to an overall weakness in the mainframe software market that resulted in a decrease in the amount of licenses sold during the six months ended September 30, 2001. During the six-month period ended September 30, 2000, NEON had two customers that individually accounted for 32% of total revenues. During the six-month period ended September 30, 2001, NEON had one customer that accounted for 20% of total revenue.

  License. License revenues decreased $2.5 million or 29% from $8.9 million for the six months ended September 30, 2000 to $6.4 million for the six months ended September 30, 2001. This reduction in license revenue was due to an overall weakness in the mainframe software market that resulted in a decrease in the amount of licenses sold during the six months ended September 30, 2001. License revenues for the six-months ended September 30, 2000 and 2001 include $2.2 million attributable to a two-year software distribution agreement with BMC Software entered into in October 1999, in connection with NEON's settlement of a lawsuit originally filed by BMC Software.

  Maintenance. Maintenance revenues increased $309,000 or 7% from $4.4 million for the six months ended September 30, 2000 to $4.7 million for the six months ended September 30, 2001. This increase resulted primarily from the increase in NEON's cumulative installed base of customers.

COST OF REVENUES

  Cost of licenses. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues. Cost of license revenues decreased $135,000 or 11% from $1.2 million, or 14% of license revenues, for the six months ended September 30, 2000 to $1.1 million, or 17% of license revenues, as compared to the six months ended September 30, 2001. The decrease in the cost of license revenue as a percentage of license revenue was primarily attributable to the overall reduction in license revenue. The absolute dollar and percentage decreases in the cost of license revenue is the result of a lower percentage of the product mix having associated royalty cost for the period ended September 30, 2001 offset by $732,000 in amortization cost of the iWave intellectual property.

  Cost of maintenance. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support department. Cost of maintenance revenues was relatively consistent for the six-month periods ending September 30, 2001 and 2000.

OPERATING EXPENSES

  Sales and marketing. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. Sales and Marketing expenses were relatively consistent for the six-month periods ending September 30, 2001 and 2000.

  Research and development. Research and development expenses include salaries, bonuses and benefits for product development and product documentation personnel and the computer hardware, software and telecommunication expenses associated with these personnel. Research and development expenses decreased $734,000 or 18% from $4 million, or 30% of total revenues, for the six months ended September 30, 2000 to $3.2 million, or 29% of total revenues, for the six months ended September 30, 2001. The dollar decrease includes a decrease in compensation costs due to improved efficiency in utilization of personnel and the related computer hardware, software and telecommunication expenses related to research and development staffing. The increase in percentage of total revenue is primarily due to a reduction in total revenue generated in the six months ended September 30, 2001. We expect research and development expenses to increase in absolute dollar amounts as we continue to expand our existing product line and develop new products.

  General and administrative. General and administrative expenses include salaries, personnel and related costs for NEON's executive, financial, legal and administrative staff. General and administrative expenses increased $613,000 or 27% from $2.3 million, or 17% of total revenues, for the six months ended September 30, 2000 to $2.9 million, or 26% of total revenues, for the six months ended September 30, 2001. NEON anticipates that general and administrative expenses will increase in absolute dollars as we continue to upgrade and improve our internal systems.

  Amortization of acquisition related costs. In September 1999 we acquired various software products and miscellaneous assets from Beyond Software Inc., a privately held company based in Santa Clara, California, for $1.87 million, plus the assumption of certain liabilities. The transaction resulted in goodwill of approximately $2.4 million, which is being amortized on a straight-line basis over five years. Amortization expense related to this transaction of $239,000 was recognized in both the six months ended September 30, 2000 and 2001.

  Interest and other income, net. Interest income decreased for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 by $588,000 due to lower interest rates and lower available investable cash balances during the three months ended September 30, 2001.

  Benefit (provision) for income taxes. At September 30, 2001, NEON has a net operating loss carry-forward for income tax purposes of approximately $3.2 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The Net operating loss carry-forward for the United States begins expiring in 2020. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses, therefore, as of September 30, 2001, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these losses.

  The benefit for income taxes for the six-months ended September 30, 2001 and 2000, was $143,078, or 4.2% of pre-tax income and $428,000, or 28% of pre-tax loss, respectively. The effective and statutory rates were approximately equivalent. As the Company does not anticipate creating income for the year ended March 31, 2002, no tax provision is recorded in the interim financial statements. The difference between the effective rate and the statutory rate is primarily due to the impact of net operating losses outside the United States that were not recognized for the six months ended September 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

  NEON's cash and cash equivalent balance increased to $43.8 million at September 30, 2001 from $42.8 million at March 31, 2001. This increase was due primarily to the $9.3 million settlement, net of attorney fees, of the New Era law suit offset by an operating loss of $6.6 million for the six months ended September 30, 2001, an advance on a note receivable to Enterworks Software, Inc. of $2 million and an advance on a note receivable to Scalable Software, Inc. of $2 million. The Enterworks Software loan is a Demand 10% Convertible Promissory Note and was issued under a Convertible Promissory Note and Warrant Agreement dated March 1, 2001 in a second round of financing for Enterworks, Inc. The loan accrues interest at 10% per annum and matures on demand made by the Holders representing at least 50% of the outstanding principal amount of the Demand Notes. The Scalable Software Promissory Note dated July 17, 2001 permits advances up to an aggregate principal amount of $3 million dollars and is guaranteed by Louis Woodhill, Jim Woodhill and John Moores. The Scalable Software Promissory Note accrues interest at 7% per annum, paid quarterly, and matures on December 31, 2001.

  Net cash provided by operating activities was $4.6 million in the six months ended September 30, 2001, while the net cash provided by operating activities was $421,000 in the six months ended September 30, 2000. The net cash provided by operating activities during the six months ended September 30, 2001 was due primarily to the $9.3 million settlement, net of attorney fees, of the New Era lawsuit, partially offset by an operating loss of $6.6 million for the six months ended September 30, 2001.

  Net cash used by NEON in investing activities was $3.7 million and $8.9 million in the six months ended September 30, 2001 and 2000, respectively. Purchases of marketable securities totaling $8.1 million and $738,000 in purchases of property and equipment were the principal uses of investing funds in the six months ended September 30, 2000. The principal investing uses in the six months ended September 30, 2001 were an advance on a note receivable to Enterworks Software, Inc. of $2 million, an advance on a note receivable to Scalable Software, Inc. of $2 million, $494,000 in purchases of property and equipment partially offset by the maturity of $800,000 in marketable securities. As of September 30, 2001, NEON had no material commitment for capital expenditures.

  NEON's net cash provided by financing activities was $95,000 and $208,000 in the six months ended September 30, 2001 and 2000, respectively. The net cash provided by financing activities in both periods are proceeds from the exercise of employee stock options.

  We intend to invest strategically in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, market developments, the costs involved in maintaining and enforcing intellectual property rights, the level and timing of license revenue, and other factors. We believe that our current cash and investment balances and any cash generated from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, it is possible that we may require additional financing within this period. We have no current plans, and we are not currently negotiating, to obtain additional financing. The factors described in this paragraph will affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot ensure that such funding, if needed, will be available to us on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. If we fail to raise capital when needed, our failure could have a negative impact on our operating results and financial condition.

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

  NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $43.8 million at September 30, 2001, and $29.9 million was invested in different types of highly liquid commercial paper with maturity dates ranging from 28 days to 45 days. NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2002.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Please see the discussion in Part I, Note 6 of the "Condensed Notes to Consolidated Financial Statements," which is incorporated by reference in this Part II, Item 1.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - In March 1999, NEON completed the initial public offering of its common stock (the "IPO"). In the IPO, NEON issued and sold 3,041,000 shares for an aggregate price to the public of $45,615,000, and a sole selling stockholder sold 64,000 shares of common stock for an aggregate offering price of $960,000. The IPO was a firm commitment underwriting, and the managing underwriters of the IPO were Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC and the CIBC Oppenheimer Corp. The underwriting discount incurred by NEON relating to the IPO was $3,193,050. Net offering proceeds received by NEON from the IPO were approximately $41.2 million. Approximately $1.0 million of the proceeds received by NEON from the IPO was used to repay existing indebtedness and $1.9 million was used in connection with the

September 1999 acquisition of the assets of Beyond Software Inc. An additional $4.5 million was paid to Computer Associates, Inc. through December 2000 to pay certain software product royalties and to purchase certain software products and intellectual property rights. Additionally, $2.0 million was loaned to Enterworks Software, Inc. as bridge financing in June 2001. In connection with NEON's entering into a Letter of Intent on July 17, 2001, to acquire Scalable Software, Inc., Scalable executed a promissory note that permits them to borrow up to $3,000,000 from NEON. As of September 30, 2001, $2,000,000 had been advanced to Scalable under such promissory note. The remainder of the proceeds from the IPO have been invested in interest-bearing, investment-grade securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - Not applicable.

ITEM 5. OTHER INFORMATION - FACTORS THAT MAY AFFECT FUTURE RESULTS - This report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including the following:

OUR MANAGEMENT IS IN TRANSITION, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

  In June 2001, Steve Odom, our President, Chief Operating Officer and Chief Financial Officer, resigned. Immediately after Mr. Odom's resignation, John Moores, Chairman of our Board of Directors, became our interim Chief Executive Officer and Wayne Webb, our vice president and general counsel, became our interim President. On June 28, 2001, James Bradford Poynter was hired by NEON as its Chief Financial Officer. On October 8, 2001, NEON announced that the Board of Directors had hired Louis R. Woodhill as NEON's Chief Executive Officer and President. Until we were able to hire a permanent Chief Executive Officer and President, our business was disrupted, and our management resources were diverted from the development of our business. In addition, since Mr. Woodhill is still the Chief Executive Officer and President of Scalable Software, Inc., the failure to close the proposed acquisition by NEON of Scalable Software, Inc. may result in additional uncertainty with respect to the continued management of NEON, which events could materially adversely affect our business, operating results and financial condition.

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

REDUCED CUSTOMER RELIANCE UPON MAINFRAME COMPUTERS COULD ADVERSELY AFFECT OUR BUSINESS

  We are dependent upon the continued use and acceptance of mainframe computers in a computing environment increasingly based on distributed platforms, including client/server and Internet-based computing networks. Decreased use of the mainframe or in the growth of demand for Web-based and client/ server applications accessing mainframe data and transactions could have a material adverse effect on our business, operating results and financial condition. We derive our revenues primarily from our Shadow products, and, to a lesser extent, from our suite of Enterprise Subsystem Management software products that support the growing performance demands on mainframe computers as they support new users and applications and our new Enterprise Security Management Products that help to protect corporate assets in common application processing environments. Our continued success depends on a number of factors, including:

  - Continued use of the mainframe as a central repository of mission-critical data and transactions; and

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

WE MAY NOT HAVE THE RESOURCES TO SUCCESSFULLY MANAGE ADDITIONAL GROWTH

  Any prospective growth will place significant demands on management as well as on our administrative, operational and financial resources. Our inability to sustain or manage any additional growth could have a material adverse effect on our business, operating results and financial condition. In addition, expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. To manage any additional growth, we must:

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

  We currently have limited experience in developing local versions of our products and marketing and distributing our products internationally. We plan to expand our current international operations and to establish additional facilities and marketing relationships in additional regions. We have established direct telesales subsidiary offices in Germany, Australia and the United Kingdom to market and sell our products in Europe and Australia. We have distributors in Europe, Latin America and the Pacific Rim to market and sell our products in those regions. We plan to expand our current international operations and to establish additional facilities and marketing relationships in additional regions. Our international operations are subject to particular risks, including:

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

USE OF OUR NAME BY OTHERS MAY CAUSE CONFUSION IN THE MARKET

  NEON had resolved its litigation with New Era of Networks in a confidential settlement that resolved all pending litigation between the parties. NEON received a cash payment of approximately $9.3 million, net of attorney fees, in the fiscal quarter ending September 30, 2001, as a result of this settlement,
and is reporting such payment as a non-recurring extraordinary item.   The
litigation arose from the fact that a number of organizations, including New Era of Networks, Inc., were utilizing the name "Neon," alone and in combination with other words, as a trademark, a tradename or both. New Era of Networks, which was recently acquired by Sybase, Inc., is also a developer and distributor of middleware and other software products. New Era of Networks had used the acronym "NEON" in its business, was listed on the Nasdaq National Market under the symbol "NEON" and had sought to obtain federal trademarks for products and services whose names include the word "NEON." On December 24, 1998, New Era of Networks filed a complaint against NEON in the United States District Court for the District of Colorado seeking (a) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe NEON's rights or constitute unfair competition and (b) cancellation of NEON's federal trademark registration for NEON. NEON filed an Answer denying the material allegations of that complaint. On February 11, 2000, the judge in the Colorado proceeding advised the parties that the court intended to grant summary judgment for cancellation of the federal trademark registration for the "NEON" mark. On June 23, 1999, NEON sued New Era of Networks in District Court in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" was in violation of Texas law concerning misappropriation of trade names. In this litigation, NEON sought to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace or to dilute the meaning or value of NEON's name. NEON's claims were based upon its prior and continuous use of "NEON" as its corporate name. On June 1, 2001, the jury in the Fort Bend County, Texas suit returned a verdict in NEON's favor awarding NEON $14,000,000 in actual damages and $25,000,000 in punitive damages. On June 26, 2001, the Judge issued a final judgment confirming the award of actual and punitive damages, and granted a permanent injunction prohibiting New Era from referring to itself as "NEON" in advertising, marketing or other public disclosures; from distributing software that includes one or more occurrences of the "NEON" mark, and within specified time periods to replace documentation, installed code, and advertising materials that include any use of the mark "NEON".

Notwithstanding the settlement of this litigation, there are no guarantees that other organizations may not use or continue to use the name "Neon" alone and in combination with other words, as a trademark, a tradename or both. In such event, such use may be confusing or misleading and may result in confusion of NEON's goods and services in the marketplace and may also result in further litigation, which may cause NEON to incur additional legal expenses as well as cause executive management t be distracted from the business operations of NEON.

OUR PRODUCTS MAY CONTAIN UNDETECTED SOFTWARE ERRORS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

  Our software products and the software products that we sell for others are complex and may contain undetected errors. These undetected errors could result in adverse publicity, loss of revenues, delay in market acceptance or claims against us by customers, all of which could have a material adverse effect on our business, operating results and financial condition. We have previously discovered software errors in certain of the products that we have developed or sold. Despite testing, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments.

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

RECENT TERRORIST ACTIVITIES HAVE AFFECTED THE U.S. ECONOMY AND MAY ALSO AFFECT THE TIMING AND PREDICTABILITY OF OUR SOFTWARE LICENSING ACTIVITIES

The terrorist attacks on the World Trade Center on September 11, 2001, and the current environment of fear and uncertainty due to the anthrax scare and the war against terror in Afghanistan has added to the uncertainty of the timing and predictability of software licensing activities. Although we have not identified any direct impact to our revenue in the quarter ended September 30, 2001 due to the recent terrorist activities, terrorist events in the future may cause delays in licensing activities and/or in collection of license and maintenance fees and significantly affect our ability to realize our projected license and maintenance revenue numbers in future quarters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS - Letter of Intent dated July 17, 2001 by and between NEON and Scalable Software, Inc. proposing the acquisition of Scalable Software, Inc. by NEON

(b)  REPORTS ON FORM 8-K - None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NEON SYSTEMS, INC.

Date:  November 13, 2001           /s/ JAMES BRADFORD POYNTER
                                   -------------------------------------
                                   Chief Financial Officer
                                   (Principal financial officer)