Form 10-Q
period 2001-12-31
NEON SYSTEMS INC
filed 2002-02-13
CIK 1072978

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the registrant's common stock outstanding as of February 12, 2002 was 8,672,103.

                              NEON SYSTEMS, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED December 31, 2001

                                     INDEX

                                                                                                                           PAGE
                                                                                                                           ----
PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at December 31, 2001 and
          March 31, 2001.............................................................................................         3

          Consolidated Statements of Operations for the Three and Nine
          Months Ended December 31, 2001 and 2000....................................................................         4

          Consolidated Statements of Cash Flows for the Nine Months Ended
          December 31, 2001 and 2000.................................................................................         5

          Condensed Notes to Consolidated Financial Statements.......................................................         6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................................................................         11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................................         17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................................................         18

Item 2.   Changes in Securities and Use of Proceeds..................................................................         18

Item 3.   Defaults Upon Senior Securities............................................................................         18

Item 4.   Submission of Matters to a Vote of Security Holders........................................................         18

Item 5.   Other Information..........................................................................................         18

Item 6.   Exhibits and Reports on Form 8-K...........................................................................         25

SIGNATURES...........................................................................................................         26

PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                     December 31, 2001         MARCH 31, 2001
                                                                                     -----------------         ---------------
                                                                                        (UNAUDITED)
                                         ASSETS
         CURRENT ASSETS:
            Cash and cash equivalents                                                   $38,850,747              $42,773,856
            Short-term investments                                                               --                  514,828
            Accounts receivable, net                                                      5,136,806                6,072,332
            Taxes receivable                                                              1,060,399                2,392,311
            Deferred income taxes                                                           750,644                  607,566
            Other current assets                                                          1,287,202                2,050,586
                                                                                        -----------              -----------
               Total current assets                                                      47,085,798               54,411,479
                                                                                        -----------              -----------

         Property and equipment, net                                                      2,164,840                2,103,764
         Note receivable                                                                  3,950,000                       --
         Long-term investments                                                                   --                  319,613
         Intangible assets, net                                                           4,197,888                5,652,857
         Other assets                                                                     2,145,304                  890,630
                                                                                        -----------              -----------
               Total assets                                                             $59,543,830              $63,378,343
                                                                                        ===========              ===========

              LIABILITIES & STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
            Accounts payable                                                            $ 2,983,551              $ 1,385,541
            Accrued expenses                                                              2,460,192                5,197,674
            Deferred maintenance revenue                                                  6,133,752                7,481,593
                                                                                        -----------              -----------
               Total current liabilities                                                 11,577,495               14,064,808
                                                                                        -----------              -----------
         STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value. Authorized
         10,000,000 shares; no shares issued and outstanding                                     --                       --
         Common stock, $.01 par value. Authorized
         30,000,000 shares; 8,661,283 and 9,516,804 shares
         issued and outstanding at December 31, 2001 and
         March 31, 2001, respectively                                                        95,775                   95,167
         Additional paid-in capital                                                      51,236,120               51,550,518
         Treasury stock, at cost                                                         (2,648,860)                      --
         Accumulative other comprehensive income (loss)                                    (464,415)                (423,574)
         Unearned portion of deferred compensation                                         (120,023)                (787,705)
         Retained earnings (deficit)                                                       (132,262)              (1,120,871)
                                                                                        -----------              -----------
               Total stockholders' equity                                                47,966,335               49,313,535
         Commitments and contingencies (Note 6)
                                                                                        -----------              -----------
               Total liabilities and stockholders' equity                               $59,543,830              $63,378,343
                                                                                        ===========              ===========

    SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED DECEMBER 31,        NINE MONTHS ENDED DECEMBER 31,
                                                    ------------------------------        --------------------------------
                                                         2001             2000                2001               2000
                                                 ----------------------------------------------------------------------------
Revenues:
   License                                          $   2,857,458     $   4,230,981       $   9,231,654      $  13,168,644
   Maintenance                                          2,215,906         2,156,135           6,890,644          6,522,025
                                                    -------------     -------------       -------------      -------------
     Total revenues                                     5,073,364         6,387,116          16,122,298         19,690,669

Cost of revenues:
   Cost of licenses                                       395,643           839,079           1,510,233          2,089,003
   Cost of maintenance                                    464,096           583,746           1,509,432          1,739,886
                                                    -------------     -------------       -------------      -------------
     Total cost of revenues                               859,739         1,422,825           3,019,665          3,828,889
                                                    -------------     -------------       -------------      -------------

Gross profit                                            4,213,625         4,964,291          13,102,633         15,861,780
                                                    -------------     -------------       -------------      -------------

Operating expenses:
   Sales and marketing                                  2,725,763         3,900,957          10,041,128         11,234,371
   Research and development                             1,207,788         2,193,790           4,456,839          6,064,231
   General and administrative                           1,007,809         5,639,909           3,897,430          7,965,918
   Restructuring costs                                         --                --             908,000                 --
   Asset write-down charges                                    --                --             887,000                 --
   Amortization of acquisition-related costs              119,499           119,499             358,497            358,028
                                                    -------------     -------------       -------------      -------------
     Total operating expenses                           5,060,859        11,854,155          20,548,894         25,622,548
                                                    -------------     -------------       -------------      -------------

Operating income (loss)                                  (847,234)       (6,889,864)         (7,446,261)        (9,760,768)

Interest income                                           282,219           621,952           1,020,598          1,948,471
Interest expense                                             (153)           (1,871)               (555)            (6,140)
Gain from settlement of litigation                             --                --           9,259,815                 --
Valuation allowance of note receivable                 (2,000,000)               --          (2,000,000)                --
Other, net                                                  6,015                --              11,934              6,153
                                                    -------------     -------------       -------------      -------------
   Income (loss) before income taxes                   (2,559,153)       (6,269,783)            845,531         (7,812,284)
                                                    -------------     -------------       -------------      -------------

Benefit (provision) for income taxes                           --         1,096,931             143,078          1,524,931
                                                    -------------     -------------       -------------      -------------
   Net income (loss)                                $  (2,559,153)    $  (5,172,852)            988,609      $  (6,287,353)
                                                    =============     =============       =============      =============

Earnings (loss) per share:
   Basic                                            $       (0.27)    $       (0.55)      $        0.11      $       (0.67)
                                                    =============     =============       =============      =============

   Diluted                                          $       (0.27)    $       (0.55)      $        0.10      $       (0.67)
                                                    =============     =============       =============      =============

Shares used in computing earnings:
   per share
   Basic                                                9,525,667         9,490,669           9,380,287          9,405,295
                                                    =============     =============       =============      =============
   Diluted                                              9,525,667         9,490,669           9,937,200          9,405,295
                                                    =============     =============       =============      =============

    SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                       2001             2000
                                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                         $   988,609      $(6,287,353)
 Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
     Depreciation and amortization                                    1,971,064          963,802
     Deferred tax benefit (expense)                                    (143,078)          85,363
     Non-cash compensation expense                                      253,822        3,498,434
     Asset write-down charges                                           887,000               --
     Valuation allowance of note receivable                           2,000,000               --
 Increase (decrease) in cash resulting from changes in
       operating assets and liabilities:
       Accounts receivable                                              817,052        3,352,009
       Taxes receivable                                               1,331,912               --
       Other current assets                                             756,280         (568,735)
       Other assets                                                          --               --
       Accrued expenses                                              (2,747,390)       1,512,534
       Accounts payable                                              (1,053,354)         388,662
       Other non-current assets                                      (2,054,677)        (552,917)
       Taxes payable                                                         --       (1,737,465)
       Deferred maintenance revenue                                  (1,347,841)        (181,638)
                                                                    -----------      -----------
Net cash provided by operating activities                             1,659,399          472,696
                                                                    -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturity (purchase) of marketable securities                          819,711       (3,625,056)
  Note receivable                                                    (5,950,000)              --
  Acquisition of intangibles                                                 --       (1,000,000)
  Purchases of furniture and equipment                                 (577,171)        (886,734)
                                                                    -----------      -----------

Net cash used in investing activities                                (5,707,460)      (5,511,790)
                                                                    -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercises of stock options                              100,070          223,167
                                                                    -----------      -----------
Net cash provided by financing activities                               100,070          223,167
                                                                    -----------      -----------
Net decrease in cash and cash equivalents                            (3,947,991)      (4,815,927)
Effect of exchange rates on cash                                         24,882         (254,727)
Cash and cash equivalents at beginning of period                     42,773,856       37,120,342
                                                                    -----------      -----------

Cash and cash equivalents at end of period                          $38,850,747      $32,049,688
                                                                    ===========      ===========
Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                        $        --      $    77,005
                                                                    ===========      ===========
Cash paid during the period for interest                            $       555      $     6,140
                                                                    ===========      ===========

    SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Operating results for interim periods are not necessarily indicative of results for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in NEON's audited financial statements for the fiscal year ended March 31, 2001, which are included in NEON's Form 10-K for the fiscal year ended March 31, 2001.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:

                                           THREE MONTHS ENDED DECEMBER 31,   NINE MONTHS ENDED DECEMBER 31,
                                           -------------------------------   ------------------------------
                                                  2001             2000            2001             2000
                                           ----------------------------------------------------------------
Net income (loss)                             $(2,559,153)     $(5,172,852)     $  988,609      $(6,287,353)
                                              ===========      ===========      ==========      ===========
Weighted average number of common
  shares outstanding during the period:
Basic                                           9,525,667        9,490,669       9,380,287        9,405,295
Dilutive stock options                                 --               --         556,913               --
                                              -----------      -----------      ----------      -----------
Diluted                                         9,525,667        9,490,669       9,937,200        9,405,295
                                              ===========      ===========      ==========      ===========
Income (loss) per common share:
  Basic                                       $     (0.27)     $     (0.55)     $     0.11      $     (0.67)
                                              ===========      ===========      ==========      ===========
  Diluted                                     $     (0.27)     $     (0.55)     $     0.10      $     (0.67)
                                              ===========      ===========      ==========      ===========

   In the period April 1, 2001 through December 31, 2001, options to purchase 60,729 shares of common stock at exercise prices of $0.20 to $4.45 per share were exercised. At December 31, 2001, there were options outstanding to purchase 2,051,932 shares of common stock with a weighted-average exercise price of $9.07.

NOTE 3--MARKETABLE SECURITIES

   NEON considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

   NEON's investment policies are consistent with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and NEON has determined that its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity under the caption "Accumulated other comprehensive income (loss)." The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

   The following is a summary of marketable securities classified as "available-for-sale" securities as required by SFAS No. 115:

                                             DECEMBER 31, 2001  MARCH 31, 2001
                                             -----------------  --------------
               Debt Securities:
                 Cost                          $        --          $819,711
                 Gross unrealized losses                --            14,730
                                               -----------          --------
                     Estimated fair value      $        --          $834,441
                                               ===========          ========

NOTE 4--INCOME TAXES

   At December 31, 2001, NEON had a net operating loss carry-forward for income tax purposes of approximately $3.5 million that is available to offset future taxable income principally related to foreign tax jurisdictions. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses. Therefore, as of December 31, 2001, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these losses.

   The benefit for income taxes for the nine months ended December 31, 2001 and 2000, was $143,000, or 17% of pre-tax income and $1,525,000, or 20% of pre-tax
loss, respectively.   As NEON does not anticipate generating income for the year ended March 31, 2002, no additional tax benefit was recorded in the quarter ended December 31, 2001. The difference between the effective rate and the statutory rate is primarily due to the impact of net operating losses for which no benefit has been recognized for the nine months ended December 31, 2001 and 2000.

NOTE 5--SEGMENT REPORTING

   NEON considers its business activities to be in a single segment. During the three-month period ended December 31, 2001, NEON had one customer that individually accounted for 24% of total revenues. During the nine-month period ended December 31, 2001, NEON had one customer that accounted for 13% of total revenue.

   The table below summarizes revenues by geographic region.

                                   THREE MONTHS ENDED DECEMBER 31,    NINE MONTHS ENDED DECEMBER 31,
                                   --------------------------------  --------------------------------
                                        2001              2000             2001             2000
    Revenues:
      United States                  $ 4,216,737       $ 5,769,649      $13,974,820      $17,425,714
      United Kingdom                     762,517           553,742        1,723,275        1,846,871
      Other                               94,110            63,725          424,203          418,084
                                     -----------       -----------      -----------      -----------
                                     $ 5,073,364       $ 6,387,116      $16,122,298      $19,690,669
                                     ===========       ===========      ===========      ===========
    Operating Income (Loss):
       United States                 $  (786,886)      $(6,238,133)     $(6,569,887)     $(8,225,899)
       United Kingdom                     34,528          (307,117)        (555,222)        (706,354)
       Other                             (94,876)         (344,614)        (321,152)        (828,515)
                                     -----------       -----------      -----------      -----------
                                     $  (847,234)      $(6,889,864)     $(7,446,261)     $(9,760,768)
                                     ===========       ===========      ===========      ===========
    Identifiable Assets:
        United States                $56,987,238       $55,641,755
        United Kingdom                 2,249,939         2,506,536
        Other                            306,653           958,632
                                     -----------       -----------
                                     $59,543,830       $59,106,923
                                     ===========       ===========

NOTE 6--CONTINGENCIES

   NEON has resolved its litigation with New Era of Networks in a confidential settlement that resolved all pending litigation between the parties. NEON received a cash payment of approximately $9.3 million, net of attorney fees, in the fiscal quarter ending September 30, 2001, as a result of this settlement,
and is reporting such payment as a non-recurring item.   The litigation arose
from the fact that a number of organizations, including New Era of Networks, Inc., were utilizing the name "Neon," alone and in combination with other words, as a trademark, a tradename or both. New Era of Networks, which was recently acquired by Sybase, Inc., is also a developer and distributor of middleware and other software products. New Era of Networks had used the acronym "NEON" in its business, was listed on the Nasdaq National Market under the symbol "NEON" and had sought to obtain federal trademarks for products and services whose names include the word "NEON." On December 24, 1998, New Era of Networks filed a complaint against NEON in the United States District Court for the District of Colorado seeking (a) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe NEON's rights or constitute unfair competition and (b) cancellation of NEON's federal trademark registration for NEON. NEON filed an answer denying the material allegations of that complaint. On February 11, 2000, the judge in the Colorado proceeding advised the parties that the court intended to grant summary judgment for cancellation of the federal trademark registration for the "NEON" mark. On June 23, 1999, NEON sued New Era of Networks in District Court in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" was in violation of Texas law concerning misappropriation of trade names. In this litigation, NEON sought to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace or to dilute the meaning or value of NEON's name. NEON's claims were based upon its prior and continuous use of "NEON" as its corporate name. On June 1, 2001, the jury in the Fort Bend County, Texas suit returned a verdict in NEON's favor awarding NEON $14 million in actual damages and $25 million in punitive damages. On June 26, 2001, the judge issued a final judgment confirming the award of actual and punitive damages, and granted a permanent injunction prohibiting New Era from referring to itself as "NEON" in advertising, marketing or other public disclosures; from distributing software that includes one or more occurrences of the "NEON" mark, and within specified time periods to replace documentation, installed code, and advertising materials that include any use of the mark "NEON."

   NEON is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of any of these matters will not have a material adverse effect on NEON's consolidated financial position, results of operations or liquidity.

NOTE 7 - RESTRUCTURING CHARGES AND ASSET WRITE-DOWN CHARGES

   During the nine-month period ended December 31, 2001, the Company recorded a restructuring charge of $908,000. These charges related to reductions in the Company's cost structure and corporate reorganization, including reductions in force, and abandonment of leased facilities. These restructuring costs included severance costs of $570,000 and losses from lease commitments of $338,000. Cash paid for severance costs and leasing expenses during the nine months ended December 31, 2001 totaled $515,000 and $13,000, respectively. As of December 31, 2001, the Company has included in accrued liabilities $380,000 related to lease commitments included in the restructuring charge.

   NEON has recorded non-cash charges of $887,000 during the nine months ended December 31, 2001 related to the write-down of pre-paid royalties and other assets.

NOTE 8 - LONG TERM INVESTMENTS AND NOTES RECEIVABLE

     NEON made an advance on a note receivable to Enterworks Software, Inc. of $2 million. The Enterworks Software loan is a Demand 10% Convertible Promissory Note and was issued under a Convertible Promissory Note and Warrant Agreement dated March 1, 2001 in a second round of financing for Enterworks. The loan accrues interest at 10% per annum and matures on demand made by the holders representing at least 50% of the outstanding principal amount of the Demand Notes.

     During the quarter ended September 30, 2001, NEON announced that it had entered into a non-binding term sheet to acquire Scalable Software, Inc., a privately held Houston-based provider of client effectiveness management tools for Windows networks. The term sheet provides that each of the approximately 19,400,000 outstanding shares of common stock of Scalable Software would be converted into approximately 0.135 of a share of NEON's common stock and that outstanding options and warrants to purchase approximately 2,800,000 shares of common stock of Scalable Software would become options and warrants to purchase common stock of NEON on the same conversion basis.

     In connection with the transaction, NEON originally provided Scalable Software with bridge financing of up to $3 million that was guaranteed by Louis
R. Woodhill, NEON's Chief Executive Officer, James R. Woodhill and John Moores, NEON's Chairman of the Board. On November 13, 2001, the Promissory Note was amended to increase the maximum aggregate lending limit from $3 million to $3.5 million.

     On December 21, 2001, NEON announced that it had entered into a non-binding term sheet to be granted a two-year option to acquire Scalable Software. This term sheet reflected a revision by NEON and Scalable Software of NEON's previously announced plan to acquire Scalable Software. In connection with the option to acquire Scalable Software, NEON agreed to provide bridge financing of up to $9.0 million, of which $3.5 million is secured by personal guarantees from John Moores, Louis R. Woodhill and James R. Woodhill. The aggregate financing has a 36-month term and will not bear interest during the term of the two-year option to acquire Scalable Software. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees of John Moores, Louis R. Woodhill and James
R. Woodhill for the initial $3.5 million loaned to Scalable Software, the aggregate loan amount will be secured by all of the intellectual property rights of Scalable Software. As of December 31, 2001, $3.95 million of the bridge financing had been drawn upon by Scalable Software, and is reflected as a note receivable. Due to Neon's significant influence over Scalable, the Company will account for this investment under the modified equity accounting method in future periods.

   In the fiscal quarter ended December 31, 2001, NEON recorded a reserve of $2 million as a valuation allowance against its long-term investments and notes receivable.

NOTE 9 - TREASURY STOCK PURCHASE

     NEON purchased 913,400 shares of its outstanding common stock in a transaction arising from an unsolicited offer. The shares were purchased at a purchase price of $2.90 per share for a total aggregate purchase price of $2,648,860. The shares purchased amounted to approximately 9.5% of NEON's then outstanding 9,577,533 shares of common stock. The transaction trade date was December 21, 2001 and the transaction settlement date was December 27, 2001. The Company recorded the transaction on the trade date and as such has recorded a balance in accounts payable at December 31, 2001 in the amount of $2,648,860. The cash was remitted on January 3, 2002.

NOTE 10 --RELATED PARTY TRANSACTIONS

     NEON entered into a distributor agreement with Peregrine/Bridge Transfer Corporation, a database software company, in January 1996. In December 1998, NEON amended its distributor agreement with Peregrine/Bridge Transfer Corporation whereby Peregrine/Bridge Transfer Corporation has granted the Company an exclusive, worldwide license to market and sublicense Enterprise Subsystem Management products, with the exception of limited co-marketing rights held by IBM relating to one of Peregrine/Bridge Transfer Corporation's Enterprise Subsystem Management products. The amended distributor agreement has an initial term through March 31, 2004. The distributor agreement provides that NEON pay royalties for the license of products and for maintenance and support and upgrade services equal to 50% of the revenues received by NEON. The terms of this agreement provide that Neon will pay Peregrine/Bridge Transfer Corporation a minimum advance royalty of $250,000 per quarter during fiscal year 2000, $500,000 per quarter during fiscal year 2001, $750,000 per quarter during fiscal year 2002, $1,000,000 per quarter during fiscal year 2003 and $1,250,000 per quarter during fiscal year 2004, for an aggregate payment of $15 million. This royalty payment is recorded as a prepaid expense and offset by 50% of
Neon's sales of Peregrine/Bridge Transfer Corporation products.   NEON charged
royalty expense of $332,000 and $1,588,000 for the nine months ended December 31, 2001 and 2000, respectively to Peregrine/Bridge Transfer Corporation.

     NEON also has a services agreement with Peregrine/Bridge Transfer Corporation pursuant to which Peregrine/ Bridge Transfer Corporation reimburses NEON for Peregrine/Bridge Transfer Corporation's share of the general and administrative expenses supplied to it by NEON and for the time spent by NEON's management developing and implementing Peregrine/Bridge Transfer Corporation's product development and market strategy. Such amounts are presented as a reduction of general and administrative expenses in the accompanying consolidated financial statements. Pursuant to a revised services agreement with Peregrine/Bridge Transfer Corporation, beginning in October 2001, Peregrine/Bridge Transfer Corporation pays NEON $5,000 per month under the services agreement and such amounts are included as a reduction of general and administrative expenses in the accompanying statements of operations. Due to the timing of cash payments between the two parties related to the distributor agreement and the services agreement described above, NEON has accounts receivable(payable)-related party of $180,000 and nil, as of December 31, 2001 and March 31, 2001, respectively.

     NEON and Peregrine/Bridge Transfer Corporation have certain common directors. In addition, the controlling stockholder of Peregrine/Bridge Transfer Corporation's sole shareholder, Skunkware, Inc., is NEON's chairman of the Board of Directors.

     On January 3, 2002, NEON entered into a Services Agreement with Sheer Genius Software, Inc. of Austin, Texas, a company owned by or affiliated with James R. Woodhill, one of NEON's directors and the brother of NEON's Chief Executive Officer, Louis R. Woodhill. Under the first Project Description negotiated for such Services Agreement, Sheer Genius will provide development services to NEON on a budgeted time and materials basis and will deliver fixed deliverables, consisting primarily of developed source code. The term of the Project Description is six months and the maximum aggregate fees will be $480,000. Under the Services Agreement, all intellectual property created by Sheer Genius in the course of performing the Services shall be owned by NEON. Additionally, Sheer Genius will receive a license back of such intellectual property for limited use in the development by Sheer Genius of software that does not compete with software distributed by NEON. Also, JMI Services, Inc., an entity owned by John Moores, NEON's Chairman, is a creditor of Sheer Genius, holding a promissory note dated August 31, 2001 in the amount of $200,000. The Board of Directors reviewed the terms of the Services Agreement and Project Description and approved such agreements following disclosure of the interest of its officers and directors associated with Sheer Genius.

     On December 21, 2001, the Board of Directors appointed Louis R. Woodhill and James R. Woodhill to fill open positions as directors on the NEON Board of Directors. Louis R. Woodhill was also hired by NEON as its President and Chief Executive Officer as of October 15, 2001. Louis R. Woodhill also maintains a position as the President and Chief Executive Officer of Scalable Software, Inc. On December 21, 2001, NEON announced that it had entered into a non-binding term sheet to be granted a two-year option to acquire Scalable Software. This term sheet reflected a revision by NEON and Scalable Software of NEON's previously announced plan to acquire Scalable Software. In connection with the option to acquire Scalable Software, NEON has agreed to provide bridge financing of up to $9.0 million, of which $3.5 million is secured by personal guarantees from John Moores, Louis R. Woodhill and James R. Woodhill. The aggregate financing has a 36-month term and will not bear interest during the term of the two-year option to acquire Scalable Software. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees on the initial $3.5 million loaned to Scalable Software, the aggregate loan amount will be secured by all of the intellectual property rights of Scalable Software. As of December 31, 2001, $3.95 million of the bridge financing had been drawn upon by Scalable Software, and is reflected as a note
receivable.    Louis R. Woodhill, James R. Woodhill and John Moores are all
investors and directors of Scalable Software.   Additionally, NEON directors
Charles E. Noell III and Peter Schaeffer are also involved as investors and directors of Scalable Software. The Board of Directors reviewed the terms of the term sheet between NEON and Scalable Software and approved such term sheet following disclosure of the interests of its officers and directors associated with Scalable Software.

NOTE 11 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. Under SFAS No. 142, beginning April 1, 2002, the Company will no longer amortize goodwill and intangible assets with indefinite useful lives, but instead will test those assets for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over such lives to their estimated residual values.

   The Company is required to adopt SFAS No. 141 immediately and SFAS No. 142 effective April 1, 2002. Furthermore, any goodwill or any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through March 31, 2002. SFAS No. 142 will require the Company to perform a transitional goodwill impairment evaluation as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

   As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,193,000, which will be subject to transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $358,000 and $477,000, for the nine months ended December 31, 2001 and the year ended March 31, 2001, respectively. Management has completed an evaluation of the effects of SFAS Nos. 141 and 142 and believes that it will not have a material effect on the Company's consolidated financial statements.

   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains many of its fundamental provisions. SFAS No. 144 also clarifies certain measurement and classification issued from SFAS No. 121. In addition, SFAS No. 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the basic requirements in APB Opinion No. 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS No. 144 excludes goodwill. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2002, and are to be applied prospectively. NEON will adopt the requirements of SFAS No. 144 as of April 2002.

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

OVERVIEW

   NEON develops, markets and supports software products that allow our customers to leverage their existing investment in legacy mainframe systems by integrating or renewing legacy data sources with distributed or Internet applications. In legacy environments, NEON also generates revenue by offering Enterprise Subsystem Management software products that help mainframe database administrators backup, recover, reorganize and manage IMS databases. NEON also develops, markets and supports integration software that allows customers to integrate helpdesk systems either with other helpdesk systems, network system management products or asset management products.

   NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation that was incorporated in June 1991.

   NEON derives revenue from software licenses and maintenance services. Historically, the NEON Shadow product line has generated substantially all of NEON's revenue. License fees, which are based upon the number and capacity of servers as well as the number of client users are generally due net 30 days from the license grant and include a one-year maintenance period. The sales process typically takes approximately nine months. After the initial year of license, NEON provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee. Any factors adversely affecting the pricing of, demand for, or market acceptance of, our products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition.

   Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), was issued in October 1997 by the American Institute of Certified Public Accountants ("AICPA") and was amended by Statement of Position 98-4 ("SOP 98-4") and Statement of Position 98-9 ("SOP 98-9"). NEON adopted SOP 97-2 effective July 1, 1997, SOP 98-4 effective March 31, 1998 and SOP 98-9 effective April 1, 1999. NEON believes its current revenue recognition policies and practices are
consistent with SOP 97-2, SOP 98-4 and SOP 98-9.   Revenues from software
license sales are recognized when all of the following conditions are met: a non-cancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; no other significant vendor obligations exist; and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. License revenues generally include software maintenance agreements for the first year following the date of sale. In such cases, revenues are allocated between licenses fees and maintenance revenues based on NEON specific evidence. Revenues from first-year maintenance agreements and separately priced software maintenance agreements for subsequent years are deferred and recognized ratably on a straight-line basis over the maintenance period.

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

   In the nine months ended December 31, 2001 and 2000, revenue outside of North America was approximately 13% and 12%, respectively, of our total revenue. We expect international revenue to increase as a percentage of total revenue in the future as compared to the period ended December 31, 2001. A majority of NEON's sales are generally denominated in United States dollars and as a result our current exposure to foreign exchange fluctuations is currently limited. As our international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase.

   In view of the rapidly changing nature of our business and the current weakness in the mainframe software market, we believe that period-to-period comparisons of our revenue and operating results are not necessarily meaningful and should not be relied upon as indications of our future performance. Further, we do not believe that historical growth rates are necessarily representative of our future growth potential.

   For a discussion of related party transactions to which NEON is a party, see
Note 10 of the "Condensed Notes to Consolidated Financial Statements," which is incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

                                                     THREE MONTHS ENDED DECEMBER 31,    NINE MONTHS ENDED DECEMBER 31,
                                                     -------------------------------    ------------------------------
                                                           2001             2000             2001             2000
                                                           ----             ----             ----             ----
     Revenues:
        License                                              56%              66%              57%              67%
        Maintenance                                          44               34               43               33
                                                           ----             ----             ----             ----
           Total revenues                                   100              100              100              100
     Cost of revenues:
        Cost of licenses                                      8               13               10               10
        Cost of maintenance                                   9                9                9                9
                                                           ----             ----             ----             ----
           Total cost of revenues                            17               22               19               19
                                                           ----             ----             ----             ----
     Gross profit                                            83               78               81               81
     Operating expenses:
        Sales and marketing                                  54               61               62               57
        Research and development                             24               34               28               31
        General and administrative                           20               88               24               40
        Restructuring costs                                  --               --                6               --
        Asset write-down charges                             --               --                5               --
        Amortization of acquisition related costs             2                2                2                2

           Total operating expenses                         100              186              127              130
                                                           ----             ----             ----             ----
     Operating income (loss)                                (17)            (108)             (46)             (50)
     Interest and other, net                                  6               10                6               10
     Gain from settlement of litigation                      --               --               57               --
     Valuation allowance note receivable                    (39)              --              (12)              --
                                                           ----             ----             ----             ----
     Income (loss) before income taxes                      (50)             (98)               5              (40)
     Benefit for income taxes                                --               17                1                8
                                                           ----             ----             ----             ----
     Net income (loss)                                      (50)%            (81)%              6 %            (32)%
                                                           ====             ====             ====             ====

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

REVENUES

  Total revenues. NEON's revenues decreased $1.3 million or 21% from $6.4 million for the three months ended December 31, 2000 to $5.1 million for the three months ended December 31, 2001. This reduction in total revenue was due to an overall weakness in the mainframe software market that resulted in a decrease in the amount of licenses sold during the three months ended December 31, 2001. During the three-month period ended December 31, 2000, NEON had two customers that individually accounted for 17% and 19%, respectively, of total revenue. During the three-month period ended December 31, 2001, NEON had one customer that accounted for 24% of total revenue.

  License. License revenues decreased $1.3 million or 32% from $4.2 million for the three months ended December 31, 2000 to $2.9 million for the three months ended December 31, 2001. This reduction in license revenue was due to an overall weakness in the mainframe software market that resulted in a decrease in the amount of licenses sold during the three months ended December 31, 2001. Additionally, license revenues for the three-month period ended December 31, 2000 included $1.1 million attributable to a two-year software distribution agreement with BMC Software entered into in October 1999, in connection with NEON's settlement of a lawsuit originally filed by BMC Software. The final quarterly payment under such distribution agreement occurred in the fiscal quarter ended September 30, 2001.

  Maintenance. Maintenance revenues increased $60,000 or 3% from $2.1 million for the three months ended December 31, 2000 to $2.2 million for the three months ended December 31, 2001. This increase resulted primarily from the increase in NEON's cumulative installed base of customers.

COST OF REVENUES

  Cost of licenses. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues. Cost of license revenues decreased $443,000 or 53% from $839,000, or 20% of license revenues, for the three months ended December 31, 2000 to $396,000, or 14% of license revenues, for the three months ended December 31, 2001. The decrease in the absolute dollar cost of license revenue was primarily attributable to a decrease in the total dollar amount of license revenue generated during the three-month period ended December 31, 2001 due to current market conditions generally affecting software sales in our industry, partially offset by $365,000 in amortization cost of the iWave intellectual property. The percentage decreases in the cost of license revenue is the result of a lower percentage of the product mix having associated royalty cost for the period ended December 31, 2001.

  Cost of maintenance. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support department. Cost of maintenance revenues decreased $120,000 or 21% from $584,000, or 27% of maintenance revenues, for the three months ended December 31, 2000 to $464,000, or 21% of maintenance revenues, for the three months ended December 31, 2001. The decrease in the cost of maintenance revenue as a percentage of maintenance revenue was due primarily to the decrease in the total dollar amount of purchases of computer supplies and software, as well as a reduction in telecommunications costs, necessary to provide maintenance support to our maintenance customer base during the three-month period ended December 31, 2001.

OPERATING EXPENSES

  Sales and marketing. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. These expenses decreased $1.2 million or 30% from $3.9 million, or 61% of total revenues, for the three months ended December 31, 2000 to $2.7 million, or 54% of total revenues, for the three months ended December 31, 2001. The dollar decrease includes a reduction in commissions and marketing program costs due to the reduction in revenue.

  Research and development. Research and development expenses include salaries, bonuses and benefits for product development and product documentation personnel and the computer hardware, software and telecommunication expenses associated with these personnel. Research and development expenses decreased $1.0 million or 45% from $2.2 million, or 34% of total revenues, for the three months ended December 31, 2000 to $1.2 million, or 24% of total revenues, for the three months ended December 31, 2001. The dollar decrease includes a decrease in compensation costs due to improved efficiency in utilization of personnel and a decrease in the related computer hardware and software expenses related to research and development staffing. We expect research and development expenses to increase in absolute dollar amounts as we continue to expand our existing product line and develop new products.

  General and administrative. General and administrative expenses include salaries, personnel and related costs for NEON's executive, financial, legal and administrative staff. General and administrative expenses decreased $132,000 or 12% from $1.1 million, excluding $4.5 million from nonrecurring charges, or 18% of total revenues, for the three months ended December 31, 2000 to $1.0 million, or 20% of total revenues, for the three months ended December 31, 2001. NEON anticipates that general and administrative expenses will increase in absolute dollars as we continue to upgrade and improve our internal systems.

  Amortization of acquisition related costs. In September 1999 we acquired various software products and miscellaneous assets from Beyond Software Inc., a privately held company based in Santa Clara, California, for $1.87 million, plus the assumption of certain liabilities. The transaction resulted in goodwill of approximately $2.4 million, which is being amortized on a straight-line basis over five years. Amortization expense related to this transaction was $119,000, which was recognized in both the three months ended December 31, 2000 and 2001.

  Interest and other income, net. Interest income decreased for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 by $334,000 due to lower interest rates and available investable cash balances during the three months ended December 31, 2001.

  Benefit for income taxes. At December 31, 2001, NEON had a net operating loss carry-forward for income tax purposes of approximately $3.5 million that is available to offset future taxable income principally related to foreign tax jurisdictions. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses. Therefore, as of December 31, 2001, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these losses.

  The benefit for income taxes for the three-months ended December 31, 2001 and 2000 was nil, or 0% of pre-tax loss and $1.1 million or 17% of pre-tax loss, respectively. As NEON does not anticipate generating income for the year ended March 31, 2002, no tax benefit is recorded in the interim financial statements. The difference between the effective rate and the statutory rate is primarily due to the impact of net operating losses for which no benefit has been recognized for the three months ended December 31, 2001 and 2000.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000

REVENUES

  Total revenues. NEON's revenues decreased $3.6 million or 18% from $19.7 million for the nine months ended December 31, 2000 to $16.1 million for the nine months ended December 31, 2001. This reduction in total revenue was due to an overall weakness in the mainframe software market that resulted in a decrease in the amount of licenses sold during the nine months ended December 31, 2001. During the nine-month period ended December 31, 2000, NEON had two customers that represented 11% and 16% of total revenues, respectively. During the nine-month period ended December 31, 2001, NEON had 2 customers that represented 13% and 8% of total revenues, respectively.

  License. License revenues decreased $3.9 million or 30% from $13.2 million for the nine months ended December 31, 2000 to $9.2 million for the nine months ended December 31, 2001. This reduction in license revenue was due to an overall weakness in the mainframe software market that resulted in a decrease in the amount of licenses sold during the nine months ended December 31, 2001. License revenues for the nine months ended December 31, 2000 includes $3.2 million attributable to a two-year software distribution agreement with BMC Software entered into in October 1999, in connection with NEON's settlement of a lawsuit originally filed by BMC Software. License revenues for the nine months ended December 31, 2001 includes only $2.2 million attributable to such distribution agreement, which agreement expired as of the end of September 2001. The final payment under such two-year distribution agreement occurred in the fiscal quarter ended September 30, 2001.

  Maintenance. Maintenance revenues increased $369,000 or 6% from $6.5 million for the nine months ended December 31, 2000 to $6.9 million for the nine months ended December 31, 2001. This increase resulted primarily from the increase in NEON's cumulative installed base of customers.

COST OF REVENUES

  Cost of licenses. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues. Cost of license revenues decreased $579,000 or 28% from $2.1 million, or 16% of license revenues, for the nine months ended December 31, 2000 to $1.5 million, or 16% of license revenues for the nine months ended December 31, 2001. The decrease in the absolute dollar cost of license revenue was primarily attributable to a decrease in the total dollar amount of license revenue generated during the nine-month period December 31, 2001 due to current market conditions generally affecting software sales in our industry, partially offset by $1.1 million in amortization cost of the iWave intellectual property.

  Cost of maintenance. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support department. Cost of maintenance revenues decreased $230,000 or 13% from $1.7 million or 27% of maintenance revenues for the nine months ended December 31, 2000 to $1.5 million or 22% of maintenance revenues for the nine months ended December 31, 2001. The decrease in the cost of maintenance revenue as a percentage of maintenance revenue was due primarily to a decrease in the total dollar amount of purchases of computer supplies and software, as well as a reduction in telecommunications costs, necessary to provide maintenance support to our maintenance customer base during the three-month period ended December 31, 2001.

OPERATING EXPENSES

  Sales and marketing. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. These expenses decreased $1.2 million or 11% from $11.2 million, or 57% of total revenues, for the nine months ended December 31, 2000 to $10.0 million, or 62% of total revenues, for the nine months ended December 31, 2001. The dollar decrease includes a reduction in commissions and marketing program costs due to the reduction in revenue.

  Research and development. Research and development expenses include salaries, bonuses and benefits for product development and product documentation personnel and the computer hardware, software and telecommunication expenses associated with these personnel. Research and development expenses decreased $1.6 million or 27% from $6.1 million, or 31% of total revenues, for the nine months ended December 31, 2000 to $4.5 million, or 28% of total revenues, for the nine months ended December 31, 2001. The dollar decrease includes a decrease in compensation costs due to improved efficiency in utilization of personnel and the related computer hardware, software and telecommunication expenses related to research and development staffing. The increase in percentage of total revenue is primarily due to a reduction in total revenue generated in the nine months ended December 31, 2001. We expect research and development expenses to increase in absolute dollar amounts as we continue to expand our existing product line and develop new products.

  General and administrative. General and administrative expenses include salaries, personnel and related costs for NEON's executive, financial, legal and administrative staff. General and administrative expenses increased $432,000 or 12% from $3.5 million, excluding $4.5 million from nonrecurring charges, or 18% of total revenues, for the nine months ended December 31, 2000, to $3.9 million, or 24% of total revenues, for the nine months ended December 31, 2001. NEON anticipates that general and administrative expenses will increase in absolute dollars as we continue to upgrade and improve our internal systems.

  Amortization of acquisition related costs. In September 1999 we acquired various software products and miscellaneous assets from Beyond Software Inc., a privately held company based in Santa Clara, California, for $1.87 million, plus the assumption of certain liabilities. The transaction resulted in goodwill of approximately $2.4 million, which is being amortized on a straight-line basis over five years. Amortization expense related to this transaction of $358,000 was recognized in both the nine months ended December 31, 2000 and 2001.

  Interest and other income, net. Interest income decreased for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 by $916,000 due to lower interest rates and lower available investable cash balances during the nine months ended December 31, 2001.

  Benefit for income taxes. The benefit for income taxes for the nine months ended December 31, 2001 and 2000, was $143,000, or 17% of pre-tax income and $1,525,000, or 20% of pre-tax loss, respectively. As NEON does not anticipate generating income for the year ended March 31, 2002, no additional tax benefit was recorded in the quarter ended December 31, 2001. The difference between the effective rate and the statutory rate is primarily due to the impact of net operating losses for which no benefit has been recognized for the nine months ended December 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

     NEON's cash and cash equivalent balance decreased to $39 million at December 31, 2001 from $43 million at March 31, 2001. This decrease was due primarily to an operating loss of $7.4 million for the nine months ended December 31, 2001, an advance on a note receivable to Enterworks Software, Inc. of $2 million and an advance on a note receivable to Scalable Software, Inc. of $3.95 million, partially offset by the $9.3 million settlement, net of
attorney fees, of the New Era law suit.   The Enterworks Software loan is a
Demand 10% Convertible Promissory Note and was issued under a Convertible Promissory Note and Warrant Agreement dated March 1, 2001 in a second round of financing for Enterworks, Inc. The loan accrues interest at 10% per annum and matures on demand made by the holders representing at least 50% of the outstanding principal amount of the Demand Notes. The Scalable Software Promissory Note dated July 17, 2001 permitted advances up to an aggregate principal amount of $3 million dollars and is guaranteed by Louis Woodhill, James R. Woodhill and John Moores. The Scalable Software Promissory Note accrued interest at 7% per annum, paid quarterly, and matured on December 31, 2001. On November 13, 2001, the Promissory Note was amended to increase the maximum aggregate lending limit from $3.0 million to $3.5 million. On December 21, 2001, NEON announced that it had entered into a non-binding term sheet to be granted a two-year option to acquire Scalable Software, Inc. This term sheet reflected a revision by NEON and Scalable Software of NEON's previously announced plan to acquire Scalable Software. In connection with the option to acquire

Scalable Software, NEON agreed to provide bridge financing of up to $9.0 million, of which $3.5 million is secured by personal guarantees from John Moores, Louis R. Woodhill and James R. Woodhill. The aggregate financing has a 36-month term and will not bear interest during the term of the two-year option to acquire Scalable Software. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees of John Moores, Louis R. Woodhill and James R. Woodhill for the initial $3.5 million loaned to Scalable Software, the aggregate loan amount will be secured by all of the intellectual property rights of Scalable Software. As of December 31, 2001, $3.95 million of the bridge financing had been drawn upon by Scalable Software, and is reflected as a note receivable.

  Net cash provided by operating activities was $1.7 million in the nine months ended December 31, 2001, while the net cash provided by operating activities was $473,000 in the nine months ended December 31, 2000. The net cash provided by operating activities during the nine months ended December 31, 2001 was due primarily to the $9.3 million settlement, net of attorney fees, of the New Era lawsuit, partially offset by an operating loss of $7.4 million for the nine months ended December 31, 2001.

  Net cash used by NEON in investing activities was $5.7 million and $5.5 million in the nine months ended December 31, 2001 and 2000, respectively. Purchases of marketable securities totaling $3.6 million and $887,000 in purchases of property and equipment were the principal uses of investing funds in the nine months ended December 31, 2000. The principal investing uses in the nine months ended December 31, 2001 were an advance on a note receivable to Enterworks Software, Inc. of $2 million, an advance on a note receivable to Scalable Software, Inc. of $3.95 million and $577,000 in purchases of property and equipment partially offset by the maturity of $820,000 in marketable securities. As of December 31, 2001, NEON had no material commitment for capital expenditures.

  NEON's net cash provided by financing activities was $100,000 and $223,000 in the nine months ended December 31, 2001 and 2000, respectively. The net cash provided by financing activities in both periods are proceeds from the exercise of employee stock options.

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

   In the fiscal quarter ended December 31, 2001, NEON recorded a reserve of $2 million as a valuation allowance against its long-term investments and notes receivable.

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

  NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $39 million at December 31, 2001, and $33 million was invested in different types of highly liquid commercial paper with maturity dates ranging from 28 days to 45 days. NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2002.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Please see the discussion in Part I, Note 6 of the "Condensed Notes to Consolidated Financial Statements," which is incorporated by reference in this Part II, Item 1.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - In March 1999, NEON completed the initial public offering of its common stock (the "IPO"). In the IPO, NEON issued and sold 3,041,000 shares for an aggregate price to the public of $45,615,000, and a sole selling stockholder sold 64,000 shares of common stock for an aggregate offering price of $960,000. The IPO was a firm commitment underwriting, and the managing underwriters of the IPO were Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC and the CIBC Oppenheimer Corp. The underwriting discount incurred by NEON relating to the IPO was $3,193,050. Net offering proceeds received by NEON from the IPO were approximately $41.2 million. Approximately $1.0 million of the proceeds received by NEON from the IPO were used to repay existing indebtedness and $1.9 million was used in connection with the September 1999 acquisition of the assets of Beyond Software Inc. An additional $4.5 million was paid to Computer Associates, Inc. through December 2000 to pay certain software product royalties and to purchase certain software products and intellectual property rights. Additionally, $2.0 million was loaned to Enterworks Software, Inc. as bridge financing in June 2001. In connection with NEON's entering into a Letter of Intent on July 17, 2001, to acquire Scalable Software, Inc., Scalable executed a promissory note that permits them to borrow up to $3,000,000 from NEON. On November 13, 2001, the promissory note was amended to increase the maximum lending limit to $3,500,000. On December 21, 2001, NEON announced that it had entered into a non-binding term sheet to be granted a two-year option to acquire Scalable Software, Inc. This term sheet reflected a revision by NEON and Scalable Software of NEON's previously announced plan to acquire Scalable Software. In connection with the option to acquire Scalable Software, NEON has agreed to provide bridge financing of up to $5.5 million, in addition to the $3.5 million previously loaned to Scalable Software that is secured by personal guarantees from John Moores, Louis R. Woodhill and James Woodhill. The aggregate financing has a 36-month term and will not bear interest during the term of the two-year option to acquire Scalable Software. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees of John Moores, Louis R. Woodhill and James R. Woodhill for the initial $3.5 million loaned to Scalable Software, the aggregate loan amount will be secured by all of the intellectual property rights of Scalable Software. As of December 31, 2001, $3.95 million of the bridge financing had been drawn upon by Scalable Software, and is reflected as a note receivable. January 2, 2002, NEON announced that it had purchased 913,400 shares of its outstanding common stock in a transaction arising from an unsolicited offer. The transaction occurred December 21, 2001 at a purchase price of $2.90 per share for a total aggregate purchase price of $2,648,860. The shares purchased amounted to approximately 9.5% of NEON's then outstanding 9,577,533 shares of common stock, which after the purchase totaled 8,664,133 shares. The remainder of the proceeds from the IPO has been invested in interest-bearing, investment-grade securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - Not applicable.

ITEM 5.  OTHER INFORMATION -

ANNUAL MEETING AND STOCKHOLDER PROPOSALS - The Annual Meeting for NEON is ordinarily conducted between August and September of each year. This annual meeting for the fiscal year ended 2001 has been delayed beyond such customary date by a period exceeding thirty (30) days. Therefore, NEON is re-opening the period for submission of stockholder proposals beyond the previous date of March 23, 2001. All stockholder proposals to be considered for inclusion in the proxy statement for the fiscal year ended March 31, 2001 must be submitted in writing prior to February 21, 2002 to James Bradford Poynter, Secretary, NEON Systems, Inc., 14100 Southwest Freeway, Suite 500, Sugar Land, Texas 77478.

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

OUR MANAGEMENT IS IN TRANSITION, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

  In June 2001, Steve Odom, our then-President, Chief Operating Officer and Chief Financial Officer, resigned. Immediately after Mr. Odom's resignation, John Moores, Chairman of our Board of Directors, became our interim Chief Executive Officer and Wayne Webb, our vice president and general counsel, became our interim President. On June 28, 2001, James Bradford Poynter was hired by NEON as its Chief Financial Officer. On October 17, 2001, NEON announced that the Board of Directors had hired Louis R. Woodhill as NEON's Chief Executive Officer and President. Until we were able to hire a permanent Chief Executive Officer and President, our business was disrupted, and our management resources were diverted from the development of our business. In addition, since Mr. Woodhill is still the Chief Executive Officer and President of Scalable Software, Inc., the failure to close the proposed acquisition by NEON of Scalable Software, Inc. may result in additional uncertainty with respect to the continued management of NEON, which events could materially adversely affect our business, operating results and financial condition.

SOME MEMBERS OF OUR BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTERESTS AND/OR ARE INTERESTED PARTIES TO CERTAIN TRANSACTIONS OF NEON

     On January 3, 2002, NEON entered into a Services Agreement with Sheer Genius Software, Inc. of Austin, Texas, a company owned by or affiliated with James R. Woodhill, one of NEON's directors and the brother of NEON's Chief Executive Officer, Louis R. Woodhill. Under the first Project Description negotiated for such Services Agreement, Sheer Genius will provide development services to NEON on a budgeted time and materials basis and will deliver fixed deliverables, consisting primarily of developed source code. The term of the Project Description is six months and the maximum aggregate fees will be $480,000. Under the Services Agreement, all intellectual property created by Sheer Genius in the course of performing the Services shall be owned by NEON. Additionally, Sheer Genius will receive a license back of such intellectual property for limited use in the development by Sheer Genius of software that does not compete with software distributed by NEON. Also, JMI Services, Inc., an entity owned by John Moores, NEON's Chairman, is a creditor of Sheer Genius, holding a promissory note dated August 31, 2001 in the amount of $200,000. The Board of Directors reviewed the terms of the Services Agreement and Project Description and unanimously approved such agreements following disclosure of the interest of its officers and directors associated with Sheer Genius.

     On December 21, 2001, the Board of Directors appointed Louis R. Woodhill and James R. Woodhill to fill open positions as directors on the NEON Board of Directors. Louis R. Woodhill was also hired by NEON as its President and Chief Executive Officer as of October 15, 2001. Louis R. Woodhill also maintains a position as the President and Chief Executive Officer of Scalable Software, Inc. On December 21, 2001, NEON announced that it had entered into a non-binding term sheet to be granted a two-year option to acquire Scalable Software. This term sheet reflected a revision by NEON and Scalable Software of NEON's previously announced plan to acquire Scalable Software. In connection with the option to acquire Scalable Software, NEON has agreed to provide bridge financing of up to $9.0 million, of which $3.5 million is secured by personal guarantees from John Moores, Louis R. Woodhill and James R. Woodhill. The aggregate financing has a 36-month term and will not bear interest during the term of the two-year option to acquire Scalable Software. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees on the initial $3.5 million loaned to Scalable Software, the aggregate loan amount will be secured by all of the intellectual property rights of Scalable Software. As of December 31, 2001, $3.95 million of the bridge financing had been drawn upon by Scalable Software, and is reflected as a note
receivable.    Louis R. Woodhill, James R. Woodhill and John Moores are all
investors and directors of Scalable Software.   Additionally, NEON directors
Charles E. Noell III and Peter Schaeffer are also involved as investors and/or directors of Scalable Software. The Board of Directors reviewed the terms of the term sheet between NEON and Scalable Software and unanimously approved such term sheet following disclosure of the interests of its officers and directors associated with Scalable Software.

     Although NEON believes that each of the above transactions was an arms-length transaction, the possibility of conflicts of interest between the interests of the NEON stockholders and the stockholders and/or employees of Scalable Software may arise due to the interlocking nature of the Boards of Directors of NEON and Scalable Software, as well as due to the dual executive management positions currently held by Louis R. Woodhill.

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

BECAUSE WE CANNOT ACCURATELY PREDICT THE AMOUNT AND TIMING OF INDIVIDUAL SALES, OUR QUARTERLY OPERATING RESULTS MAY VARY SIGNIFICANTLY; THIS MAY ADVERSELY IMPACT OUR STOCK PRICE

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

  The Shadow product line represented 89%, 88%, and 94% of our revenues in fiscal 1999, 2000 and 2001, respectively, for the nine months ended December 31,
2001.   We anticipate that these products will account for a substantial amount of our revenues for the foreseeable future. Consequently, our future success will depend on continued market acceptance of the Shadow product line and enhancements to these products. Competition, technological change or other factors could reduce demand for, or market acceptance of, these products and could have a material adverse effect on our business, operating results and financial condition.

REDUCED CUSTOMER RELIANCE UPON MAINFRAME COMPUTERS COULD ADVERSELY AFFECT OUR BUSINESS

  We are dependent upon the continued use and acceptance of mainframe computers in a computing environment increasingly based on distributed platforms, including client/server and Internet-based computing networks. Decreased use of the mainframe or in the growth of demand for Web-based and client/server applications accessing mainframe data and transactions could have a material adverse effect on our business, operating results and financial condition. We derive our revenues primarily from our Shadow products, and, to a lesser extent, from our Enterprise Subsystem Management products that backup, recover, reorganize and manage IMS databases, and our helpdesk integration software products that allow customers to integrate helpdesk systems either with other helpdesk systems, network system management products or asset management products. Our continued success depends on a number of factors, including:

  . Continued use of the mainframe as a central repository of mission-critical data and transactions;

  . Growth in business demands for access to the data, applications and transactions residing on mainframe computers from Web-based and client/server applications; and
  . Growth in business demands to integrate helpdesk systems, and/or to integrate helpdesk systems with network system management or asset management software products.

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

  Our potential field of competitors continues to expand as both organizations and vendors recognize the need for products such as our legacy system integration products that permit users to access mainframe-based data and applications for integration with distributed applications. Our Shadow products compete principally with products, known as middleware software, that provide the connection between a client application and a server application, a database or a transaction processing system. Currently middleware software products are also provided by established vendors such as IBM and Information Builders, and to a lesser extent by Attachmate, IONA Technologies, and New Era of Networks/Sybase. Our Enterprise Subsystem Management products face significant competition from BMC Software and IBM. We expect to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. We may also face competition from:

  - Other business application software vendors who may internally develop, or attain through acquisitions and partnerships, middleware and enterprise subsystem management and enterprise security solutions;

  - Internal development efforts by corporate information technology departments; and

  - New entrants to the middleware, enterprise subsystem management, or helpdesk integration markets.

WE MAY NOT HAVE THE RESOURCES TO SUCCESSFULLY MANAGE ADDITIONAL GROWTH

  Any prospective growth will placed significant demands on management as well as on our administrative, operational and financial resources. Our inability to sustain or manage any additional growth could have a material adverse effect on our business, operating results and financial condition. In addition, expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. To manage any additional growth, we must:

  - Expand our sales, marketing and customer support organizations;

  - Invest in the development of enhancements to existing products and new products that meet changing customer needs;

  - Further develop our technical expertise so that we can influence and respond to emerging industry standards; and

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

  We currently have limited experience in developing local versions of our products and marketing and distributing our products internationally. We plan to expand our current international operations and to establish additional facilities and marketing relationships in additional regions. We have established direct telesales subsidiary offices in Germany, Australia and the United Kingdom to market and sell our products in Europe and Australia. We have distributors in Europe, Latin America and the Pacific Rim to market and sell our products in those regions. We plan to expand our current international operations and to establish additional facilities and marketing relationships in additional regions. Our international operations are subject to particular risks, including:

  - Impact of recessions in economies outside the United States;

  - Difficulty in accounts receivable collection and longer collection periods;

  - Cost of enforcement of contractual obligations;

  - Difficulties and costs of managing foreign operations;

  - Limited protection for intellectual property rights in some countries;

  - Currency exchange rate fluctuations;

  - Political and economic instability; and

  - Potentially adverse tax consequences.

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

USE OF OUR NAME BY OTHERS MAY CAUSE CONFUSION IN THE MARKET

  Notwithstanding the settlement of our litigation with New Era of Networks that was previously disclosed in the Form 10-Q for the fiscal quarter ended September 30, 2001, there are no guarantees that other organizations may not use or continue to use the name "Neon" alone and in combination with other words, as a trademark, a trade name or both. In such event, such use may be confusing or misleading and may result in confusion of NEON's goods and services in the marketplace and may also result in further litigation, which may cause NEON to incur additional legal expenses as well as cause executive management to be distracted from the business operations of NEON.

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

AS A TECHNOLOGY COMPANY, OUR COMMON STOCK MAY BE SUBJECT TO ERRATIC PRICE FLUCTUATIONS

  From time to time, the stock market experiences significant price and volume fluctuations, which may affect the market price of our common stock for reasons unrelated to our performance. Recently, such volatility has particularly impacted the stock prices of publicly-traded technology companies. In the past, securities class action litigation has been instituted against a company following periods of volatility in the market price of a company's securities. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business. In addition, the market price of our common stock may be subject to significant fluctuations in response to numerous factors, including:

  - Variations in our annual or quarterly financial results or those of our competitors;

  - Changes by financial research analysts in their estimates of our earnings or our failure to meet such estimates;

  - Conditions in the economy in general or in the software and other technology industries;

  - Announcements of key developments by competitors;

  - Loss of key personnel;

  - Unfavorable publicity affecting our industry or us;

  - Adverse legal events affecting us; and

  - Sales of NEON common stock by stockholders.

THE AVAILABILITY OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK FOR SALE COULD ADVERSELY AFFECT ITS MARKET PRICE

  If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. A substantial number of sales, or the perception that such sales might occur, also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We granted registration rights to two of our stockholders, Peter Schaeffer and JMI Equity Fund, L.P. Those rights enabled these stockholders to require that we register, at NEON's expense, resales of their shares of common stock. Mr. Schaeffer and the individuals and entities to which JMI Equity Fund, L.P. has distributed its shares of our common stock beneficially own, in the aggregate, approximately 4.1 million shares of our common stock. If they sell a large portion of their shares on the open market and at one time, our market price per share may decline.

OUR OFFICERS AND DIRECTORS CONTROL NEON, AND THESE OFFICERS AND DIRECTORS COULD CONTROL MATTERS SUBMITTED TO OUR STOCKHOLDERS

  At present, our executive officers and directors and entities affiliated with them beneficially own approximately 61.8% of our outstanding common stock. As a result, these stockholders, if they act together, could control most matters submitted to our stockholders for a vote, including the election of directors.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBIT 99 - Term Sheet dated December 21, 2001 by and between NEON and Scalable Software, Inc. granting NEON a two-year option to acquire Scalable Software, Inc.

         (b)  REPORTS ON FORM 8-K -

               1. Form 8-K dated September 7, 2001 and filed with the Securities Exchange Commission on October 9, 2001 to report preliminary second quarter results and highlights; and
               2. Form 8-K dated December 21, 2001 and filed with the Securities Exchange Commission on December 26, 2001 to report that NEON had entered into a non-binding term sheet to be granted a two-year option to acquire Scalable Software, Inc. and the appointment of two directors; and
               3. Form 8-K dated December 21, 2001 and filed with the Securities Exchange Commission on January 3, 2002 to report that NEON had repurchased 913,400 shares of its common stock in an unsolicited broker transaction.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NEON SYSTEMS, INC.

Date:  February 13, 2002           /s/ JAMES BRADFORD POYNTER
                                   -------------------------------------
                                   Chief Financial Officer
                                   (Principal financial officer)