Form 10-K
period 2002-03-31
NEON SYSTEMS INC
filed 2002-06-28
CIK 1072978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2002

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
    Title of Each Class                                    on which registered
    -------------------                                    -------------------
           None                                                   None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                                (Title of Class)

  Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of Registrant as of June 25, 2002 was $23,099,138, based on the last sale price of $5.45 for Registrant's Common Stock on the Nasdaq National Market on June 25, 2002.

  As of June 25, 2002, 8,682,691 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

  Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in the third calendar quarter of 2002 to be filed with the Securities and Exchange Commission not later than 120 days after the end of Registrant's fiscal year ended March 31, 2002 are incorporated by reference into
Part III of this Form 10-K.

                               NEON SYSTEMS, INC.

                                    FORM 10-K
                      FOR FISCAL YEAR ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
                                                 PART I

1.    Business ...............................................................................        3

2.    Properties .............................................................................       14

3.    Legal Proceedings ......................................................................       14

4.    Submission of Matters to a Vote of Security Holders ....................................       14

                                                PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters ..................       16

6.    Selected Consolidated Financial Data ...................................................       17

7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ..       18

7A.   Quantitative and Qualitative Disclosures about Market Risk .............................       28

8.    Consolidated Financial Statements and Supplementary Data ...............................       29

9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...       48

                                                PART III

10.   Directors and Executive Officers of Registrant .........................................       48

11.   Executive Compensation .................................................................       48

12.   Security Ownership of Certain Beneficial Owners and Management .........................       48

13.   Certain Relationships and Related Transactions .........................................       48

                                                 PART IV

14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K ......................       49

                                     PART I

This Report contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies and predictions of NEON Systems, Inc. ("NEON") or its management with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby and the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terms. Investors are cautioned that all forward-looking statements involve risks and uncertainties and other factors, many of which are outside NEON's control, including, without limitation, variations in quarterly results, volatility of NEON's stock price, development by competitors of new or competitive products or services, the entry into the market by new competitors, the sufficiency of NEON's working capital and the ability of NEON to retain management, to implement its business strategy, to assimilate and integrate any acquisitions, to retain customers or attract customers from other businesses and to successfully defend itself in future litigation. Although NEON believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by NEON or any other person that the objectives and plans of NEON will be achieved.

ITEM 1. BUSINESS

OVERVIEW

     NEON Systems, Inc. was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation, which was incorporated in June 1991. NEON develops, markets, and supports software products for the IBM mainframe platform. The IBM mainframe is a critical processing platform for major corporations due to the high performance, availability, scalability, and security inherent in the platform. For more than thirty years there has been ongoing investment in mission critical data and applications that reside on the IBM mainframe platform and it remains today a primary repository for corporate data and applications for large organizations. The NEON products allow our customers to more effectively utilize their investment in IBM mainframe-based database and application systems when used in the following activities:

     . Implementing new applications that leverage legacy data and application assets

     . Improving the availability, recoverability, and control of IBM's IMS database management system

     .  Re-deployment of applications in an IBM CICSPlex environment

     . Implementing consolidated problem management across disparate help-desk systems

     Over the past year, NEON has re-organized internally into three separate divisions that focus product development, sales and support in three key solution areas. NEON believes this new organizational structure will allow each product set to maximize its ability to serve its respective markets and maximize the value these solutions bring to our customers and stockholders. The divisions were created by segmenting the products and associated assets and personnel. The following product branding and capabilities are the basis of the new divisional structure:

     . "Shadow" branded products - These products provide access and integration of IBM mainframe data and applications from standard application client environments. The Shadow products provide direct access to mainframe data stored in Adabas, DB2, IMS/DB, and VSAM. In addition, Shadow products provide direct access to applications found in IMS/TM, CICS/TS, and Natural.

     . "NEON" branded products - These products provide enhanced availability, recoverability, and control for the IBM IMS database management system by providing high-speed utilities and monitoring capabilities. In addition, the NEON branded products allow customers to more rapidly deploy CICS applications in the IBM CICSPlex environment. These products are marketed and sold by NEON under a development and distribution agreement with Peregrine/Bridge Transfer Corporation (PBTC).

     . "iWave" branded products - Helpdesk integration software - NEON's iWave Helpdesk Integrator integrates disparate helpdesk, network management, database management, and systems management applications across mainframe and distributed systems environments.

Shadow Branded Products - Access and Integration for Legacy Systems on the IBM Mainframe

Shadow branded products are packaged to meet the needs of two distinct buyers of access and integration software for the IBM mainframe:

     . Shadow Direct - Shadow Direct is a mainframe centric product that is targeting the organization that has a mainframe centric view of information technology. Shadow Direct is positioned as the best of breed "IT infrastructure" for all access and integration of mainframe data and transactions and is well suited for direct sales into the traditional mainframe software buyer community.

     . Shadow Connect - Shadow Connect is a connector packaging of Shadow and targets organizations who view mainframes as one of the many platforms that must be integrated with non-mainframe platforms. These buyers do not have a mainframe-centric view of information technology. Shadow Connect is NEON's primary offering through its OEM/Reseller indirect channel.

NEON Branded Products - High availability solutions for CICS and IMS

     CICS and IMS are the most mature transaction and database systems in the world. Both are designed to handle large volumes of activity, and both are deeply embedded in critical business applications for many of the world's largest organizations. NEON's products for CICS and IMS keep these critical systems working at the highest levels of availability, recoverability and control and help customers take advantage of significant advances in mainframe processing. NEON markets these products pursuant to a distribution agreement with PBTC. NEON's products for CICS and IMS include:

     . The NEON Affinity Server for CICS allows customers to take advantage of new system and performance improvements available from IBM on the mainframe CICSPlex facility without incurring the cost of re-writing existing applications.

     . NEON high speed database utilities are used for IMS database reorganization to arrange data within a database for the fastest possible access, and eliminate performance degradation that naturally occurs as information is added, changed, or deleted.

     . NEON also provides IMS products that are used to (1) increase the maximum amount of data that can be stored in a single database, and (2) address complex technical issues related to the randomizer which is used to spread out data for easy access and the indexes which are used to find data in a database.

     . NEON backup and recovery utilities for IMS decrease "downtime" after a database problem by providing high-speed backup and recovery functions, plus tools to verify the integrity of the database before and after a recovery.

iWave Branded Products -  Helpdesk Integration

         The helpdesk applications that IT support personnel use to track and resolve problems are critical to ensuring customer satisfaction and the performance of business-critical systems. However, the information required to track and resolve problems across enterprise systems is normally found in discrete systems. It is difficult and costly to create custom interfaces between the mainframe helpdesk, distributed systems helpdesk, network management, database management, and systems management applications that are required to do the job correctly. NEON's iWave branded products eliminate this problem by providing interfaces and information mapping between the industry's largest helpdesk, network management, and systems management applications. NEON's iWave products can help customers migrate between systems due to changing needs, connect "islands" of information, and streamline support processes. The end result is increased value of existing systems, reduced migration and integration costs, and improved performance of IT support systems and the personnel who use them.

NEON's Markets

NEON's products address market opportunities found in large organizations around the world. The products support business-critical applications of large companies that use mainframes independently or in conjunction with new systems deployments. NEON's products help customers continue to leverage and increase the value of their mainframe and enterprise computing systems, allowing them to create, manage, and maintain high-value applications dependent on the IBM mainframe platform.

Industry Background

A critical aspect of all large business operations is the ability to effectively utilize information technology. Organizations are dependent on a variety of applications, information systems, and technology infrastructures, which are used to run the day-to-day operations of the business. Over time, organizations have made significant investments in these various applications, information systems, and technology infrastructures that have become known as legacy systems. Ever changing business demands along with the constant introduction of new technology create new challenges for these organizations, as they must implement new solutions in harmony with these legacy systems.

Many organizational initiatives, such as managing information flow across a supply chain, gaining a deeper understanding of customer buying habits or characteristics, or engaging in more targeted marketing, selling and production depend on the effective delivery of information where it is needed and when it is needed. Organizations today must rapidly integrate existing applications and take advantage of the Internet to deliver new capabilities to suppliers, customers, employees and trading networks to stay competitive. The demand for flexible integration of legacy systems comes at the same time as there are increasing demands to improve availability of critical legacy database management systems and manage an increasingly complex information technology infrastructure.

The following critical elements of information technology infrastructure are key considerations for organizations meeting the ongoing challenges of successful business operations in an age of ever increasing technology choices:


     . The Internet. The Internet offers a low-cost, global network infrastructure that enables organizations to communicate externally with customers, suppliers and partners and to coordinate internally by extending employee access to key applications and information. Web-based, business critical applications typically leverage common Web browser interfaces and offer a means of improving service levels, reducing costs and adding new capabilities.

     . Application Servers/Application Platforms. Organizations must have the capability to develop and deploy new applications as well as to integrate existing applications to take advantage of the data and business processing in legacy systems. There is an increasing convergence of specific technologies associated with

     . these functions (application development, application run-time execution, and application integration) that is manifesting itself in the form of an all-purpose technology platform. This technology platform is generically referred to as an "Application Server" or, more recently, an "Application Platform." The primary vendors of these platforms are IBM, BEA, Oracle, and Sun with many other vendors participating in various aspects of this platform trend. The ability to provide the critical capabilities of application development, deployment and integration in a single solution suite from these major vendors is of significant importance to organizations as they look for complete capabilities from a fewer number of stable solutions providers. The Application Server/Application Platform appears to be the current basis for the majority of in-house application development by larger organizations and is an emerging standard for development by external packaged application vendors.

     . IBM Mainframes. Mainframes offer proven reliability, scalability, security and control as well as time-tested applications, often representing millions of dollars of investment for an organization. As a result, many organizations continue to depend on the mainframe to run core business processes, such as inventory management, payroll processing and customer billing and support. Historically, organizations have invested significant amounts in mainframe systems. As a result, a substantial amount of corporate data and records reside on mainframe systems, representing a wealth of important corporate information that must be leveraged in the ongoing deployment of new applications.

     . Packaged And Client/Server Applications. For many years, the need to deliver new applications has exceeded most organizations' internal development capacity using traditional development methods. Consequently, organizations have made substantial investments in packaged applications and have built in-house applications using easy to use client/server products. The packaged applications provide specific support for a variety of functions, including Enterprise Resource Planning (ERP), Customer Relationship Management (CRM), Human Resource Management Systems (HRMS), and others. The existing packaged applications and client/server applications continue to provide great value to organizations and are an ongoing consideration in delivering the next generation of applications.

NEON Product Advantages


NEON's products provide organizations with the following benefits in deploying new applications and extending existing applications:

     . Easy To Use And Cost-Effective. The NEON software products were designed to be easy to use, compatible with a variety of other applications and to provide a rapid return on investment. The Shadow products can typically be installed without on-site assistance within one day. As a result of this "out-of-the-box" functionality, customers can rapidly implement and utilize Shadow products in deploying new applications and extending existing applications with minimal training. The iWave Helpdesk Integrator product provides numerous help desk interfaces that can be used to consolidate trouble ticket information. NEON believes that its IMS products lead the market place in performance and low cost of deployment.

     . Preservation of Information Technology Investment. The NEON, software products preserve an organization's investment in mainframe, client/server, and packaged applications while allowing customers to take advantage of the benefits of the Internet with more efficient business integration and new high-value applications. NEON believes mainframe platforms will play a key role in large organizations for the foreseeable future. Using the NEON product family, organizations can continue to use these reliable, mission-critical applications as new technologies and market opportunities evolve. NEON believes that its software products are unique in the industry in the depth of support provided for the IBM OS/390 environment.

     . Flexibility. The NEON software products use industry-standard technologies that allow users to integrate with a variety of data and application sources. The NEON software products' flexible architecture allows organizations to maximize the use of existing internal skills and in-house technologies to develop new applications using off-the-shelf tools. These benefits allow organizations to quickly implement a NEON integration solution that can be utilized for a variety of applications.

     . High Performance and Scalability. The NEON software products provide "real time" access to and integration with mainframe systems and packaged applications through Internet or client/server applications. Although many middleware products provide connectivity to mainframe systems, few provide the rapid response and scalability delivered by the NEON software products, which allow information technology groups to broadly expand the user base of an application without concerns about deteriorating application performance.

     . Extensive Management, Monitoring and Control Capabilities. The NEON software products provide a number of utilities that support all phases of the application lifecycle. The NEON software products' end-to-end diagnostics provide rapid resolution of development problems, resulting in faster delivery of applications. The NEON product family maintains the required performance and availability of mainframe-based applications operating in a distributed environment at significantly reduced system maintenance costs.

The NEON Strategy

NEON's goal is to continue to grow as a leading provider of software solutions in markets for or related to the IBM mainframe platform. The following are key elements of the NEON strategy:

     . Maintain and Enhance Technological Leadership. NEON believes that it is a technology leader in providing software solutions for the IBM mainframe platform. The foundation of its technological leadership is the product architecture and core code base that underlies the Shadow, NEON and iWave products. This architecture not only provides significant advantages over competing products, but also provides the building blocks for the delivery of new products by NEON. NEON intends to continue to maintain and enhance its technological leadership by leveraging its proven architecture to rapidly develop and release new products.

     . Capitalize on Market for Internet Applications and E-Business Integration Solutions. NEON believes that many organizations are looking for cost-effective ways to take advantage of the new channels, markets and organizational structures presented by the rapid growth of the Internet. The Shadow products provide a cost-effective way to "Web-enable" applications and allow organizations to rapidly deploy new Internet applications and participate in e-business opportunities. The NEON products provide more cost effective and higher performing ways to manage IMS and CICS systems and provide key infrastructure for integration of packaged applications and enterprise data.

     . Leverage Installed Base of Customers. Approximately 400 organizations worldwide have purchased NEON's products. NEON's customers span major industries, including energy, manufacturing, financial services, government and retail. To date, the majority of these customers use NEON's products in specific departments, divisions or locations. NEON believes it can penetrate more deeply into existing customer sites as well as cross-sell the iWave branded and NEON branded products. In addition, NEON believes there is a large opportunity to sell organization-wide licenses to its installed customer base.

     . Leverage Partner Relationships. NEON has a growing number of partner relationships that provide referral and other lead generation opportunities. In addition, several partners have licensed and embedded NEON technology into their products pursuant to OEM/Reseller agreements. NEON believes that there are significant revenue growth opportunities in working with partners to establish alternate sales channels for its products.
                                       7

Sales Strategy

NEON sells its products through a direct sales force and through indirect channels.

Direct Sales Channel. NEON utilizes a direct sales model that minimizes the number of remote sales offices and customer site visits and focuses on effective use of the telephone and Internet communications for product demonstrations and sales. The direct sales force for North America is based in Sugar Land, Texas and generates a majority of NEON's revenues. In January 1997, NEON established its first international direct sales office in Windsor, England. In August 1997, NEON established another international direct sales office in Frankfurt, Germany, and in May 2000, NEON established a sales office in Sydney, Australia.

Indirect Sales Channel. NEON utilizes indirect sales channels, emphasizing Marketing/Referral, International Distributorships and OEM/Reseller Relationships with key partners.

     . International Distributorships. NEON has also established indirect distribution channels through independent distributors in Europe, Latin America and the Pacific Rim. At March 31, 2002, NEON had 14 distributors covering 22 countries. NEON's distributors typically perform marketing, sales and technical support functions in their assigned country or region. They may distribute directly to the customer, via other resellers or through a combination of both channels. NEON continuously trains its international distributors in both product capabilities and sales methodologies. For financial information attributable to each of NEON's geographic sales areas, see "Note 9 - Operations by Geographic Location and Significant Customers" of the Notes to the Financial Statements.

     . Original Equipment Manufacturer OEM/Reseller Relationships. NEON has OEM/Reseller relationships with a number of companies. These companies market or embed the Shadow products in their products to provide access to mainframe-based enterprise data and transactions from their respective applications. Large-scale Systems Integrators also resell the products in value-added solutions to the end-user.

     . Marketing/Referral Relationships. NEON has developed marketing and referral relationships with a number of companies. These companies generate qualified leads to NEON in return for a referral fee. These Marketing/Referral Partners also engage in joint marketing opportunities with NEON.

NEON's internal marketing activities include trade and road shows, public relations, news releases, trade article placements and technical analyst meetings as well as targeted print trade advertising. NEON also relies on its Internet site and Web-based seminars to supplement its primary marketing activities.

Customers

     NEON's customer base spans major industries, including energy, manufacturing, financial services, government and retail. NEON provides its products to customers under non-exclusive, non-transferable licenses. Under NEON's current standard license agreement, licensed software may be used solely for the customer's internal operations, and NEON does not sell or transfer title to its products to its customers. NEON had one customer that represented 10% and two customers who aggregated 14% of consolidated revenue in fiscal 2002, one customer that represented 16% of consolidated revenue in fiscal 2001, and no customers that accounted for 10% or more of consolidated revenue in fiscal 2000.

Customer Support

     Customer support personnel provide pre-sale, installation and post-sale technical support by toll-free telephone, e-mail and facsimile, and through NEON's Internet site and bulletin boards. Customer support is available on a 24x7 basis. In addition, customer service representatives contact each customer within six months after installation to assess customer satisfaction and obtain feedback. As a result of the "out-of-the-box" functionality of its products, NEON does not require a large customer support organization. At March 31, 2002, NEON had 13 customer support employees.

Product Development

    NEON's research and development efforts are focused on continuing to deliver new capabilities that allow our customers to extend their usage of our products, developing support for new releases of software on which our products are dependent, and providing maintenance for resolution of problems which may be encountered when using our software. NEON incorporates the recommendations of existing and potential customers when developing its products and believes that continued dialogue with customers is an important element in developing enhancements to existing products and in the development of new products.

    NEON has dedicated, and expects to continue to dedicate a significant amount of resources to developing new and enhanced products. NEON continues to follow a plan of continuous product improvement and enhancement. At any point in time a number of product development initiatives will be underway. Currently, NEON is adding support for new integration capabilities to provide bi-directional support, new integration encoding schemes, and support for emerging application interfaces. NEON is expanding the number of applications and data sources supported by iWave Integrator and developing more efficient and cost effective utilities for IMS subsystems management in the area of monitoring, and recovery. NEON believes that these development efforts will increase Shadow's technical leadership in the integration market, broaden operational issues solved by the NEON branded IMS products, and expand the potential market for the iWave Integrator product.

 NEON has made an investment in Scalable Software, Inc., a developer of Software Solutions for IT portfolio management. Scalable Software is a company founded by Louis R. Woodhill, NEON's President and Chief Executive Officer. Several members of NEON's Board of Directors have a financial interest in and serve as members of the Board of Directors and Officers of Scalable Software. NEON has entered into agreements to advance up to $9.0 million to Scalable Software, of which $3.5 million is secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. In addition, NEON has obtained a two-year option to acquire Scalable Software. Scalable Software is a Houston-based provider of client effectiveness management tools for Windows networks. NEON believes that the Scalable products are gaining increasing levels of acceptance in the marketplace and a reputation for ease of installation and use. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions and Note 4 to NEON's financial statements.

Competition

    NEON competes in markets that are intensely competitive and characterized by rapidly changing technology and evolving standards. NEON expects increased competition from current and potential competitors, many of whom have greater name recognition, a larger installed customer base and significantly greater financial, technical, marketing and other resources.

    NEON's Shadow products compete principally with products from established vendors such as IBM, Oracle, Merant, Sybase (including New Era of Networks), WebMethods, Vitria, Information Builders, BEA Systems, IONA Technologies, TIBCO, and SeeBeyond. The NEON branded products for IMS face significant competition from products offered by BMC Software, IBM, and Computer Associates. NEON's iWave products face competition from low function integration solutions inherent in the help desk products themselves and in broad based integration solutions found in competitors' products that compete with Shadow. Other competitive factors include:

    . Business applications vendors who may internally develop, or attain through acquisitions and partnerships, integration solutions or IMS and CICS management solutions;

    . Internal development efforts by corporate information technology departments; and

    .    New entrants to the integration or IMS and CICS management markets.

    NEON's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which could materially adversely affect NEON's business, operating results and financial condition.

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

Human Resources

    As of March 31, 2002, NEON and its subsidiaries employed 120 persons, including 63 in sales, marketing and field operations, 35 in research and development and 22 in finance and administration. None of NEON's employees are represented by a labor union. NEON has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in NEON's industry is intense.

RISK FACTORS

     This report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including the following:

Some Members Of Our Board Of Directors And Management May Have Conflicts Of Interests And/Or Are Interested Parties To Certain Transactions Of NEON

     Members of our Board of Directors and our Executive Officers are shareholders, directors and/or officers in other companies, some of which are identified and discussed in the section on "Related Party Transactions" herein, including the following:

   .  Peregrine/Bridge Transfer Corporation
   .  Scalable Software, Inc.
   .  Sheer Genius Software, Inc

See "Related Party Transactions" in Management's Discussions and Analysis of Financial Condition and Results of Operations and Note 4 to NEON's consolidated financial statements.

   Such relationships may give rise to conflicts of interest resulting from the balancing of such officer/director's duties to NEON's stockholders and their corresponding duties to the stockholders of any company in which they also hold positions as directors (or officers), especially in the context of business negotiations between NEON and such other company. In any event where an officer or director has a conflict of interest, the Board of Directors has reviewed such conflict and fully discussed the interests of the directors and/or officers involved. On any votes related thereto, the interested party has abstained. Notwithstanding such procedures, NEON may face the threat of shareholder claims based solely on the mere appearance of conflicts of interest in any related party business transaction.

Uncertainty Regarding Management May Adversely Affect Our Business

   In June 2001, Steve Odom, our then-President, Chief Operating Officer and Chief Financial Officer, resigned. Immediately after Mr. Odom's resignation, John Moores, Chairman of our Board of Directors, became our interim Chief Executive Officer and Wayne Webb, our Vice President and General Counsel, became our interim President. On June 28, 2001, James Bradford Poynter was hired by NEON as its Chief Financial Officer. On October 17, 2001, NEON announced that the Board of Directors had hired Louis R. Woodhill as NEON's Chief Executive Officer and President. Such continuous change in management may cause uncertainties concerning NEON's future direction and results. In addition, since Mr. Woodhill is still the Chief Executive Officer and President of Scalable Software, the failure of NEON to exercise its option to acquire Scalable Software may result in additional uncertainty with respect to his continued management of NEON, which uncertainty could materially adversely affect our business, operating results and financial condition.

Our Stock Price May Fluctuate And Be Impacted By A Number Of Internal And External Factors

   . As of June 3, 2002, our common stock began trading on the Nasdaq Stock
     Market under the ticker symbol "NEON". Previously, we had traded under the ticker symbol "NESY". In previous years our stock price has fluctuated and continues to be subject to wide swings in price based on a number of factors including the following:

     Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. In addition, the amount of revenues associated with sales of our software can vary significantly. Therefore, it is likely that in one or more future quarters our results may fall below the expectations of securities analysts and investors. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance. If our quarterly results do not meet investors' expectations, the trading price of our common stock will likely decline.

   . Seasonal Trends In Sales Of Our Products May Affect Investors'
     Expectations Regarding Our Financial Performance

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

  . Because A Significant Percentage Of Our Revenues Are Derived From Our Shadow Product Line, Decreased Demand For These Products Could Adversely Affect Our Business

     The Shadow product line represented 88%, 75%, and 86% of our revenues in fiscal 2000, 2001 and 2002, respectively. We anticipate that these products will account for a substantial amount of our revenues for the foreseeable future. Consequently, our future success will depend on continued market acceptance of the Shadow product line and enhancements to these products. Competition, technological change or other factors could reduce demand for, or market acceptance of, these products and could have a material adverse effect on our business, operating results and financial condition.

  . The Availability Of Significant Amounts Of Our Common Stock For Sale Could Adversely Affect Its Market Price

     If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. A substantial number of sales, or the perception that such sales might occur, also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We granted registration rights to two of our stockholders, Peter Schaeffer and JMI Equity Fund, L.P. Those rights enabled these stockholders to require that we register, at NEON's expense, resales of their shares of common stock. Mr. Schaeffer and the individuals and entities to which JMI Equity Fund, L.P. has distributed its shares of our common stock beneficially own, in the aggregate, approximately 4.3 million shares of our common stock. If they sell a large portion of their shares on the open market and at one time, our market price per share may decline.

Reduced Customer Reliance Upon Mainframe Computers Could Adversely Affect Our Business

     We are dependent upon the continued use and acceptance of mainframe computers in a computing environment increasingly based on distributed platforms, including client/server and Internet-based computing networks. Decreased use of the mainframe or reduced demand for Web-based and client/server applications accessing mainframe data and transactions could have a material adverse effect on our business, operating results and financial condition. We derive our revenues primarily from our Shadow products, and, to a lesser extent, from our Enterprise Subsystem Management products that backup, recover, reorganize and manage IMS databases, and our helpdesk integration software products that allow customers to integrate helpdesk systems either with other helpdesk systems, network system management products or asset management products. Our continued success depends on a number of factors, including:

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

Loss Of Code-Sharing Or Distributor Rights Could Divert Our Resources From New Product Development

     We have code-sharing arrangements with third parties under which we have obtained and used some source code in the development of some of our software products. If any of these agreements are terminated, we could be required to discontinue our use of the acquired code, and we would have to spend time and software development resources to replace that code. Any diversion of these resources could delay our development of new products or product enhancements. In addition, we license several of our Enterprise Subsystem Management products from Peregrine/Bridge Transfer Corporation pursuant to a distribution agreement with an initial term through March 31, 2004. The license may be terminated by either party in the event of default. Termination of the agreement could have a material adverse effect on our business, operating results and financial condition.

Our Products May Contain Undetected Software Errors, Which Could Adversely Affect Our Business

     Our software products and the software products that we sell for others are complex and may contain undetected errors. These undetected errors could result in adverse publicity, loss of revenues, delay in market acceptance or claims against us by customers, all of which could have a material adverse effect on our business, operating results and financial condition. Despite testing, we cannot be certain that errors will not be found in our products. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could have a material adverse effect on our reputation and business, operating results and financial condition.

Our Officers And Directors Control NEON, And These Officers And Directors Could Control Matters Submitted To Our Stockholders

     At present, our executive officers and directors and entities affiliated with them beneficially own approximately 51.2% of our outstanding common stock. As a result, these stockholders, if they act together, could control most matters submitted to our stockholders for a vote, including the election of directors.

Provisions Of Our Charter And Bylaws And Delaware Law Could Deter Takeover Attempts

     Provisions of our Certificate of Incorporation and Bylaws as well as Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We are subject to the provisions of Delaware law, which restrict certain business combinations with interested stockholders, which may have the effect of inhibiting a non-negotiated merger or other business combinations.

ITEM 2. PROPERTIES

     NEON's principal administrative, engineering, manufacturing, marketing and sales facility comprises approximately 51,700 square feet and is located in Sugar Land, Texas. The lease for this facility will expire on March 31, 2005. In addition, NEON leases offices in Windsor, England; Frankfurt, Germany; and Sydney, Australia. Management believes that its current facilities are adequate to meet its needs through the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of NEON's operations.

ITEM 3. LEGAL PROCEEDINGS

     NEON is not currently involved in any claims or legal actions, except for those that arise in the ordinary course of business. In the opinion of management, the ultimate disposition of any of those matters would not have a material adverse effect on NEON's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 26, 2002, NEON convened its Annual Meeting of Stockholders for the fiscal year ended March 31, 2001. The Annual Meeting was held at later date that usual due to a number of factors, including changes in management, a restructuring of the Company along product division lines and the initial review of the Special Committee of the Board of Directors of the proposed acquisition of Scalable Software, Inc. As of the record date of February 26, 2002, there were 8,672,103 shares issued and outstanding. At the Annual Meeting, which was held at NEON's headquarters in Sugar Land, Texas on March 26, 2002 and adjourned until April 5, 2002 for certification of the voting results, the following matters were submitted to the stockholders for a vote and were approved by the vote reflected below each such proposal:

     .  Election of three Class II directors to serve on the Board of Directors

     We currently have eight directors holding office. The directors are divided into three classes with staggered terms:

     Class I Directors, Louis R. Woodhill, James R. Woodhill and Charles E. Noell, III, whose terms will expire at the annual meeting to be held in 2003.

     Class II Directors, Richard Holcomb, George H. Ellis and Norris van den Berg, whose terms expired at the Annual Meeting dated March 26, 2002.

     Class III Directors, John J. Moores and Peter Schaeffer, whose terms will expire at the next annual meeting to be held in the third calendar quarter of 2002.

     At the annual meeting of stockholders held on March 26, 2002, the following three directors were elected as Class II Directors for terms expiring at the annual meeting to be held in 2004: Richard Holcomb, George H. Ellis and Norris van den Berg.

     The voting results were as follows:

     Nominee                 Votes For        (%)         Votes Withheld   (%)
     ---------------------------------------------------------------------------

     Norris van den Berg     8,101,128        93.42%      56,782           0.65%
     George Ellis            8,101,827        93.42%      56,083           0.65%
     Richard Holcomb         8,101,427        93.42%      56,483           0.65%

     . Ratification of KPMG LLP as independent auditors for the fiscal year ending March 31, 2002

     The Board of Directors selected KPMG LLP as the Company's independent public accountants for the fiscal year ending March 31, 2002. The selection was based upon the recommendation of our audit committee. KPMG LLP has audited the Company's financial statements since its initial public offering in fiscal 1999.

     At the Annual Meeting of Stockholders on March 26, 2002, the stockholders ratified the Board's selection of KPMG as NEON's independent auditors, casting 8,152,765 votes in favor of the ratification (94.01%) and 4,515 votes against ratification (0.06%), with 630 abstentions (0.01%).

     . Amendment of our Amended and Restated Certificate of Incorporation

     On January 28, 2002, our Board of Directors unanimously adopted resolutions recommending that our stockholders authorize the amendment and restatement of our Amended and Restated Certificate of Incorporation to remove Article 11 of our Certificate of Incorporation. Article 11 of our Certificate of Incorporation provided that there must be an affirmative vote of the holders of at least two-thirds of our shares to adopt an agreement of merger or to approve the sale, lease or exchange of all or substantially all of our property and assets. This supermajority-voting requirement exceeded the vote that would otherwise have been required for mergers and similar transactions under Delaware law. In addition, the language as drafted in Article 11 may have required stockholder approval for certain transactions that would not otherwise require stockholder approval.

     At the Annual Meeting of Stockholders on March 26, 2002, the stockholders approved the Amendment to our Amended and Restated Certificate of Incorporation, casting 6,103,822 votes in favor of the Amendment (70.38%) and 153,004 votes against the Amendment (1.76%), with 3,130 Abstentions (0.04%) and 1,897,954 broker non-votes.

     . Adoption of NEON's 2002 Stock Plan

     On January 28, 2002, our Board of Directors adopted the 2002 Stock Plan, subject to the approval of stockholders, and reserved 2,000,000 shares of our common stock for issuance under the 2002 Stock Plan plus (a) any shares of our common stock which have been reserved but not issued under our 1999 Long-Term Incentive Plan as of the date of stockholder approval of the 2002 Stock Plan, (b) any shares of our common stock returned to the 1999 Long-Term Incentive Plan as a result of termination of options or repurchase of shares of our common stock issued under the 1999 Long-Term Incentive Plan and (c) annual increases on the first day of each fiscal year, beginning April 1, 2003, equal to the lesser of (i) 750,000 shares,
     (ii) 5% of the outstanding shares on such date or (iii) a lesser amount determined by our Board of Directors. The 2002 Stock Plan was intended to replace the 1999 Long-Term Incentive Plan.

     At the Annual Meeting of Stockholders on March 26, 2002, the stockholders approved the adoption of the NEON 2002 Stock Plan, casting 5,908,765 votes in favor of the Plan (68.14%) and 342,696 votes against the adoption of the Plan (3.95%), with 8,495 abstentions and 1,897,954 broker non-votes.

     . Adoption of NEON's 2002 Director Option Plan

     On January 28, 2002, our Board of Directors adopted the 2002 Director Option Plan, subject to the approval of our stockholders. The 2002 Director Option Plan was intended to replace our Stock Option Plan for Non-Employee Directors, which the Board of Directors terminated after approval of the 2002 Director Option Plan. Our Board of Directors has reserved a maximum of 250,000 shares of our common stock for issuance under the

     2002 Director Option Plan plus (a) any shares of our common stock which had been reserved but not issued under our Stock Option Plan for Non-Employee Directors as of the date of stockholder approval of the 2002 Director Option Plan, (b) any shares of our common stock returned to the Stock Option Plan for Non-Employee Directors as a result of termination of options or repurchase of shares issued under the Stock Option Plan for Non-Employee Directors, and (c) annual increases on the first day of each fiscal year, beginning on April 1, 2003, equal to the lesser of (i) 2% of the outstanding shares of our common stock on such date or (ii) an amount determined by our Board of Directors.

     At the Annual Meeting of Stockholders on March 26, 2002, the stockholders approved the adoption of NEON's 2002 Director Option Plan, casting 5,647,900 votes in favor of the adoption (65.13%) and 335,511 votes against the adoption (3.87%), with 276,545 votes abstaining (3.19%) and 1,897,954 broker non-votes.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     NEON's Common Stock has traded on the Nasdaq Stock Market under the symbol "NESY" from its initial public offering until June 2, 2002. On June 3, 2002, NEON changed the ticker symbol for its shares of common stock trading on the Nasdaq Stock Market from "NESY" to "NEON". NEON completed its initial public offering in March 1999 and sold 3,041,000 shares of its common stock at a price of $15.00 per share. The following table sets forth, for the fiscal periods indicated, the ranges of high and low last reported sale prices for the Common Stock.

                                                            High          Low
                                                           -------      -------
               Fiscal Year Ended March 31, 2002:
                  Fourth Quarter                           $  8.70      $  4.55
                  Third Quarter                            $  4.20      $  3.07
                  Second Quarter                           $  8.74      $  3.90
                  First Quarter                            $  8.52      $  4.06

               Fiscal Year Ended March 31, 2001:
                  Fourth Quarter                           $  8.31      $  4.06
                  Third Quarter                            $ 11.44      $  4.75
                  Second Quarter                           $ 22.00      $ 10.00
                  First Quarter                            $ 33.00      $ 16.00

     During the fiscal year ended March 31, 2002, NEON issued no unregistered shares of its Common Stock.

Holders

     On June 25, 2002, the last reported sale price of the common stock on the Nasdaq Stock Market was $5.45 per share. At June 25, 2002, there were 191 registered holders of record of NEON's common stock (although NEON believes that the number of beneficial owners of its common stock is substantially greater) and 8,682,691 shares outstanding.

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

                                                                                       Years Ended March 31,
                                                                  -------------------------------------------------------------
                                                                    2002         2001         2000         1999          1998
                                                                  ---------    ---------    --------     --------      --------
Statement of Operations Data:
Revenues:
   License                                                        $  12,021    $  17,826    $ 22,860     $ 15,420      $  9,806
   Maintenance                                                        9,414        8,798       6,859        4,596         2,397
                                                                  ---------    ---------    --------     --------      --------
          Total revenues                                             21,435       26,624      29,719       20,016        12,203

Cost of revenues:
   Cost of license                                                    3,022        2,471       1,484        1,032           552
   Cost of maintenance                                                2,115        2,365       1,719        1,002           743
                                                                  ---------    ---------    --------     --------      --------
         Total cost of revenues                                       5,137        4,836       3,203        2,034         1,295
                                                                  ---------    ---------    --------     --------      --------

Gross profit                                                         16,298       21,788      26,516       17,982        10,908
Operating expenses:
   Sales and marketing                                               13,368       15,639      11,474        7,536         5,713
   Research and development                                           6,046        8,329       5,847        4,052         2,272
   General and administrative                                         5,097        8,957       3,549        2,947         1,480
   Restructuring costs                                                  908           --          --           --            --
   Asset write-down charges                                             887           --          --           --            --
   Amortization of goodwill                                             478          478         239           --            --
                                                                  ---------    ---------    --------     --------      --------
          Total operating expenses                                   26,784       33,403      21,109       14,535         9,465
                                                                  ---------    ---------    --------     --------      --------

Operating income (loss)                                             (10,486)     (11,615)      5,407        3,447         1,443
Interest, net                                                         1,174        2,486       2,256          185            28
Equity loss in affiliate                                             (2,097)          --          --           --            --
Gain from settlement of litigation                                    9,260           --          --           --            --
Valuation allowance of note receivable                               (2,000)          --          --           --            --
Other, net                                                               16           --          --           --            --
                                                                  ---------    ---------    --------     --------      --------

Income (loss) before provision for income taxes                      (4,133)      (9,129)      7,663        3,632         1,471
Benefit (provision) for income taxes                                     --        1,884      (2,759)      (1,380)         (310)
                                                                  ---------    ---------    --------     --------      --------

Net income (loss)                                                    (4,133)      (7,245)      4,904        2,252         1,161
Dividends on series A redeemable convertible preferred
  stock                                                                  --           --          --          (75)         (100)
                                                                  ---------    ---------    --------     --------      --------
Net income (loss) applicable to common stockholders               $  (4,133)   $  (7,245)   $  4,904     $  2,177      $  1,061
                                                                  =========    =========    ========     ========      ========
Earnings (loss) per common share (a):
   Basic                                                          $   (0.44)   $   (0.77)   $   0.55     $   0.71      $   0.45
                                                                  =========    =========    ========     ========      ========

   Diluted                                                        $   (0.44)   $   (0.77)   $   0.47     $   0.30      $   0.19
                                                                  =========    =========    ========     ========      ========

Shares used in computing earnings (loss) per common share (a):
   Basic                                                              9,325        9,432       8,914        3,065         2,371
   Diluted                                                            9,325        9,432      10,461        7,517         6,268


                                                                               As of March 31,
                                                       ------------------------------------------------------------
                                                          2002         2001         2000        1999         1998
                                                       ---------    -----------  ----------   ---------     -------
  Balance Sheet Data:
  Cash and cash equivalents                            $  34,506    $  42,774    $  37,120    $  45,400   $ 2,804
  Working capital                                         33,276       40,347       41,430       45,295       973
  Total assets                                            53,600       63,378       60,500       52,635     6,352
  Secured notes payable                                       --           --           --           --     1,049
  Series A redeemable convertible preferred stock            --           --           --           --     1,663
  Total stockholders' equity (deficit)                    42,924       49,314       51,858       45,830      (234)

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

Overview

    NEON develops, markets and supports software products that allow our customers to more efficiently use and manage the data housed on their mainframe computer systems. NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation, which was incorporated in June 1991.

    NEON derives revenue from software licenses and maintenance services. Historically, NEON's Shadow product line has generated substantially all of NEON's revenue. License fees, which are based upon the number and capacity of servers as well as the number of client users, are generally due upon license grant and include a one-year maintenance period. The sales process typically takes approximately nine months. After the initial year of license, NEON provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee. In fiscal 2002, 2001, and 2000, maintenance revenues represented 44%, 33% and 23% of total revenues, respectively. Maintenance revenues are expected to continue to increase as a percentage of total revenues as NEON's customer base continues to grow. Any factors adversely affecting the pricing of, demand for, or market acceptance of, our products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition.

    Since NEON's inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. We anticipate that our operating expenses will increase in the future as we increase our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden our technical support and improve our operational and financial systems. Accordingly, we will need to increase our annual revenue to generate operating profits. There can be no assurance in future quarters that we will achieve or sustain revenue growth and/or return to profitability. As a result, management believes that its cash resources may decline as a result of continuing losses from operations, the advance royalty payments made to PBTC and incremental costs associated with the acquisition and operation of Scalable Software. See "Related Party Transactions" below and in Note 4 to NEON's financial statements.

    NEON conducts its business in the United Kingdom and Germany through two wholly owned consolidated subsidiaries. Revenues from these subsidiaries are denominated in local currencies. In connection with these foreign operations, NEON is exposed to foreign currency fluctuations for its net working capital positions. At March 31, 2002, NEON had unhedged net current liabilities of 1,597,830 British pounds and unhedged net current assets of 807,431 Euros. At that date, NEON had no material commitments that would be satisfied in currencies other than U.S. dollars. In other international markets, NEON conducts substantially all of its business through independent third-party distributors. Revenues derived from third-party distributors are denominated in U.S. dollars. Revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 14%, 16% and 20% in fiscal 2002, 2001, and 2000, respectively. Foreign currency fluctuations have not had a significant impact on NEON's revenues or operating results. Management does not currently have an active foreign exchange hedging program; however, NEON may implement a program to mitigate foreign currency transaction risk in the future.

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

Related Party Transactions

         Members of NEON's Board of Directors and certain executive officers of NEON are shareholders and/or directors in other companies with which NEON has business relationships. See "Risk Factors - Some Members of Our Board of Directors and Management May have Conflicts of Interest and/or Are Interested Parties to Certain Transactions of NEON." Transactions between NEON and these other companies are described below.

Peregrine/Bridge Transfer Corporation

Distribution Agreement. NEON entered into a distribution agreement with Peregrine/Bridge Transfer Corporation ("PBTC"), a database software company, in January 1996. In December 1998, NEON amended its distribution agreement with Peregrine/Bridge Transfer Corporation under which PBTC granted NEON an exclusive, worldwide license to market and sublicense PBTC's only products, its Enterprise Subsystem Management products. The amended distribution agreement has an initial term through March 31, 2004. The agreement also provides that NEON pay royalties for the license of products and for maintenance and support and upgrade services equal to 50% of the revenues received by NEON. The terms of this agreement provide that NEON will pay PBTC a minimum advance royalty of $250,000 per quarter during fiscal year 2000, $500,000 per quarter during fiscal year 2001, $750,000 per quarter during fiscal year 2002, $1,000,000 per quarter during fiscal year 2003 and $1,250,000 per quarter during fiscal year 2004, for an aggregate payment of $15 million. This royalty payment is recorded as a prepaid expense and offset by 50% of NEON's sales of PBTC products. NEON incurred royalty expense of $1,454,458 and $1,588,000 for the twelve months ended March 31, 2002 and 2001, respectively to PBTC.

The amended Distribution Agreement also provides that PBTC will reimburse NEON for the amount of unearned royalty advances when the Agreement terminates in 2004. The balance of the unearned advance payments was $2.1 million at March 31, 2002, and increased to approximately $3.1 million subsequent to year end. Management believes that while the current and reasonably foreseeable business prospects for revenue received by NEON from licenses and maintenance for PBTC products are expected to be sufficient to offset the unearned advance payments as of March 31, 2002, these revenues may not be sufficient to meet the aggregate future minimum royalties to be paid by NEON to PBTC. As a result, the balance of unearned advance payments may increase substantially by the time the Agreement terminates. PBTC's sole source of income is the royalty payments made by NEON and PBTC has a substantial negative net worth. As a result, PBTC may be unable to repay any unearned advances at the termination of the agreement in 2004.

Services Agreement. NEON also has a services agreement with PBTC pursuant to which PBTC reimburses NEON for PBTC's share of the general and administrative expenses supplied to it by NEON. Such amounts are presented as a reduction of general and administrative expenses in the accompanying consolidated financial statements. The Company revised the services agreement with PBTC in October 2001, as a result of which PBTC's monthly payment to NEON declined from $30,000 per month to $5,000 per month and NEON's services were substantially reduced.

NEON interlocks with Peregrine/Bridge Transfer Corporation. John J. Moores, Charles E. Noell, III and Norris van den Berg, directors of NEON, also serve as directors of PBTC. Wayne E. Webb, Jr., Senior Vice President and General Counsel of NEON, served as the Vice President and General Counsel of PBTC until February of 2002, when he was appointed its President and CEO. On June 1, 2001, Mr. Webb was appointed President and Chief Executive Officer of NEON Systems, Inc., an office he held until Mr. Louis Woodhill assumed those positions. Through his interest in Skunkware, Inc., John J. Moores, Chairman of the NEON Board of Directors, beneficially owns approximately 90% of PBTC. Through their interests in Skunkware, Inc., each of Messrs. Noell, van den Berg and Webb beneficially own approximately 1%, and each of Don Pate, Senior Vice President and General Manager, Enterprise Subsystems Management Division of NEON and Jonathan J. Reed, Vice President, Business Development and Product Marketing of NEON, beneficially own less than 1%, of PBTC. Additionally, Messrs. Noell, Moores and van den Berg serve as directors of Skunkware, Inc.

Scalable Software, Inc.

         Scalable Software, Inc. is a company founded by Louis R. Woodhill, NEON's President and Chief Executive Officer. Several members of NEON's Board of Directors and Mr. Woodhill have a financial interest in Scalable Software. The percentage beneficial ownership of the NEON directors and executive officers who have a financial interest in Scalable Software is set forth below:

             Name                                     Ownership Percentage,
             ----                                     ---------------------
             Jim Woodhill                                      24.3%
             John J. Moores (and affiliates)                   23.8%
             Louis R. Woodhill                                 16.7%
             Charles E. Noell (and affiliates)                 15.1%
             Peter Schaeffer                                    1.5%
                                                           --------
                 Total                                         81.4%
                                                           ========

         On July 17, 2001, NEON announced that it had entered into a letter of intent to acquire Scalable Software, Inc., a Houston-based provider of software solutions for IT portfolio management. Louis R. Woodhill, NEON's President and CEO, is also a shareholder, director, President and CEO of Scalable Software. In connection with the letter of intent, NEON and Scalable Software entered into a Promissory Note dated July 17, 2001, which provided bridge financing to Scalable in a maximum amount of $3.0 million with a maturity date of December 31, 2001, secured by the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill. On November 13, 2001, the promissory note was amended to increase the maximum lending limit to $3.5 million with an original maturity date of March 31, 2002, with such increased amount also being guaranteed by Messrs. Moores, Woodhill and Woodhill.

         Due to the interests in Scalable Software by several members of NEON's Board of Directors, the Board of Directors concluded that it would be appropriate to create a Special Committee comprised solely of directors who had no interest in Scalable Software to review the terms of the proposed acquisition. After thorough consideration and discussion by the Special Committee and its advisors, the Special Committee proposed that the payment of the consideration for the proposed acquisition be structured as an earn out, in which the NEON stock to be used as consideration would be placed in escrow subject to release to the Scalable Software shareholders upon Scalable Software's attainment of specified revenue and profitability goals. This proposal was unacceptable to Scalable

Software's management and Board of Directors and was rejected. The status of the proposed acquisition was then discussed at a special meeting of NEON's Board of Directors in December 2001. After thorough consideration and discussion and upon endorsement by the Special Committee, NEON's Board of Directors approved modifications to the proposed terms and conditions for the acquisition such that the transaction would be structured as an option to acquire Scalable Software as discussed below. In addition, NEON also announced on December 21, 2001, that Louis R. Woodhill, its President and Chief Executive Officer, and Jim Woodhill had been appointed to the Board of Directors of NEON. Louis R. Woodhill and Jim Woodhill were both directors and shareholders of Scalable Software and Louis R. Woodhill was also the President and Chief Executive Officer of Scalable Software. As of June 2002, their status as shareholders, directors and as officers of Scalable Software remains unchanged.

         NEON has obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON agreed to provide bridge financing of up to $5.5 million, in addition to the $3.5 million previously loaned to Scalable Software that is secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing has a 36-month term and will not bear interest during the term of the two-year option to acquire Scalable Software. After the expiration of the Option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill for the initial $3.5 million loaned to Scalable Software, the $5.5 million loan will be secured by all of the intellectual property rights of Scalable Software. NEON may exercise the Option to acquire Scalable Software at any time during the two-year term, subject to provisions that require NEON to exercise its Option within a 30-day window under certain circumstances or forfeit the Option. If NEON exercises the Option and acquires Scalable Software, each of the approximately 19,400,000 outstanding shares of common stock of Scalable Software will be converted into approximately
0.135 of a share of NEON common stock and outstanding options and warrants to purchase approximately 3,000,000 shares of common stock of Scalable Software will become options and warrants to purchase common stock of NEON on the same conversion basis. If Scalable Software incurs more indebtedness for borrowed money or issues more equity, the exchange ratio will be reduced. Prior to NEON exercising the Option to acquire Scalable Software, a Special Committee would be appointed to review the negotiated terms of the proposed acquisition and NEON would seek to obtain a fairness opinion regarding the transaction from a financial advisory firm. The acquisition of Scalable Software will also require approval of the stockholders of NEON and the NEON Board of Directors.

         Management believes that the Scalable Software products are gaining increasing levels of acceptance in the marketplace and a reputation for ease of installation and use. Management further believes that the long term prospects for the products are excellent. However, management also believes that Scalable Software will exhaust its line of credit from NEON before it is able to generate cash from operations sufficient to sustain its operations. In that event, and if Scalable Software is unable to secure additional financing, it could become the subject of bankruptcy proceedings. If Scalable Software is subject to bankruptcy proceedings, it is possible that the security interests held by NEON in the intellectual property of Scalable Software could be set aside, and in such event NEON would be an unsecured creditor with respect to its $5.5 million loan to Scalable Software.

         As noted above, certain members of NEON's board of directors and executive officers also serve as directors and executive officers of Scalable Software and claim beneficial ownership of approximately 81% of Scalable's common stock. In addition, NEON has an option to acquire all of the outstanding shares of Scalable Software and is currently providing Scalable's primary financing for its operations. Therefore, NEON recognizes 100% of Scalable Software's losses to the extent of advances made in excess of the guaranteed amount. At March 31, 2002, NEON had made total advances of $5.8 million to Scalable Software (including $2.3 million of unguaranteed advances) and recognized an associated loss of $2.1 million.

Sheer Genius Software, Inc.

         On January 3, 2002, NEON entered into a development services agreement with Sheer Genius Software, Inc. of Austin, Texas, a company owned by Jim Woodhill. Also, JMI Services, Inc., a private company owned by John J. Moores, NEON's Chairman, is a creditor of Sheer Genius, holding a promissory note dated August 31, 2001 in the amount of $200,000. Under the first project description negotiated for such development services agreement, Sheer Genius will provide development services to NEON on a budgeted time and materials basis and will deliver fixed deliverables, consisting primarily of developed source code. The term of the initial project description was six months and the maximum aggregate fees were $480,000. This agreement was recently amended to extend the contract period for an additional three months with additional maximum aggregate fees of $300,000. While NEON is currently Sheer Genius Software's sole source of income, it is free to solicit other customers. Under the services agreement, all intellectual property created by Sheer Genius in the course of performing the services shall be owned by NEON. Additionally, Sheer Genius will receive a license back of such intellectual property for limited use in the development by Sheer Genius of software that does not compete with software distributed by NEON. The Board of Directors reviewed the terms of the services agreement and project description and approved such agreements following disclosure of the interest of its officers and directors associated with Sheer Genius.

Critical Accounting Policies

         The following is a discussion of the accounting policies that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition Policies

    Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4) and Statement of Position 98-9 (SOP 98-9). NEON adopted SOP 97-2 effective July 1, 1997, SOP 98-4 effective March 31, 1998 and SOP 98-9 effective April 1, 1999. NEON believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4 and SOP 98-9. Revenues from software license sales are recognized when all of the following conditions are met: a non-cancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; no other significant vendor obligations exist; and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. License revenues generally include software maintenance agreements for the first year following the date of sale. In such cases, revenues are allocated between licenses fees and maintenance revenues based on vendor-specific evidence. Revenues from first-year maintenance agreements and separately priced software maintenance agreements for subsequent years are deferred and recognized ratably on a straight-line basis over the maintenance period.

    NEON also markets and sells its products through independent distributors and resellers. License and maintenance revenues from these transactions are recognized when sold to the ultimate end user and all of the above conditions are met.

Capitalized Software Costs

    NEON follows SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Research and development expenditures in general have been charged to operations as incurred. No such costs have been capitalized to date.

Allowance for Doubtful Accounts Receivable

    As a part of its normal accounting procedures, NEON evaluates outstanding accounts receivable to estimate whether they will be collected. This is a subjective process that involves making judgments about our customers' ability and willingness to pay these accounts. An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance that we believe will be collected. In estimating the appropriate balance for this allowance, we consider (1) specific reserves for accounts we believe may prove to be uncollectible and (2) additional reserves, based on historical collections, for the remainder of our accounts. Additions to the allowance for doubtful accounts are charged to operating expenses, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. If our estimate of uncollectible accounts should prove to be inaccurate at some future date, the results of operations for the period could be materially affected by any necessary correction to the allowance for doubtful accounts.

Deferred Income Taxes

    NEON records deferred income tax assets and liabilities on our balance sheet related to events that impact our financial statements and tax returns in different periods. In order to compute these deferred tax balances, we first analyze the differences between the book basis and tax basis of our assets and liabilities (referred to as "temporary differences"). These temporary differences are then multiplied by current tax rates to arrive at the balances for the deferred income tax assets and liabilities. If deferred tax assets exceed deferred tax liabilities, we must estimate whether those net deferred asset amounts will be realized in the future. A valuation allowance is then provided for the net deferred asset amounts that are not likely to be realized.

    The change in our net deferred income tax balances during a period results in a deferred income tax provision or benefit in our statement of operations. If our expectations about the future tax consequences of past events should prove to be inaccurate, the balances of our deferred income tax assets and liabilities could require significant adjustments in future periods. Such adjustments could cause a material effect on our results of operations for the period of the adjustment.

Accounting for Advances to Scalable Software

    As discussed more fully in "Related Party Transactions" above, certain members of NEON's board of directors and executive officers also serve as directors and executive officers of Scalable Software and claim beneficial ownership of approximately 81% of Scalable's common stock. In addition, NEON has an option to acquire all of the outstanding shares of Scalable Software and is currently providing Scalable's primary financing for its operations. Therefore, NEON determined that it has effective control of Scalable Software and began accounting for its investment in Scalable Software using the modified equity method of accounting. Under this method of accounting, NEON recognizes 100% of Scalable Software's losses to the extent of its advances made to Scalable Software in excess of the amounts guaranteed by Messrs. Moores, Woodhill and Woodhill.

Advance Payments to PBTC

    As discussed more fully in "Related Party Transactions" above, as part of a distribution agreement with PBTC, NEON makes advance royalty payments to PBTC. PBTC earns such advance payments as NEON recognizes license and maintenance revenues related to its distribution of the PBTC products. At the termination of the agreement, PBTC is to reimburse NEON for any unearned royalty advances. In determining whether the unearned advance payments to PBTC may be realized and recovered, management considers the future revenue anticipated to be generated from the license and maintenance of PBTC products, as well as PBTC's ability and intent to reimburse any unearned royalty advances.

Results of Operations

    The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

                                                Years Ended March 31,
                                     ------------------------------------------
                                        2002             2001            2000
                                     ----------       ----------        -------
Revenues:
    License                             56.1%            67.0%             76.9%
    Maintenance                         43.9             33.0              23.1
                                     -------       ----------        ----------
           Total revenue               100.0            100.0             100.0
Cost of revenues:
Cost of license                         14.1              9.3               5.0
Cost of maintenance                      9.9              8.9               5.8
                                     -------       ----------        ----------
           Total cost of revenues       24.0             18.2              10.8
                                     -------       ----------        ----------
Gross profit                            76.0             81.8              89.2
Operating expenses:
   Sales and marketing                  62.4             58.7              38.6
   Research and development             28.2             31.3              19.7

   General and administrative                            23.8          33.6          11.9
   Restructuring Costs                                    4.2            --            --
   Asset Write-down Charges                               4.1            --            --
   Amortization of goodwill                               2.2           1.8           0.8
                                                   ----------    ----------    ----------
           Total operating expenses                     124.9         125.4          71.0
                                                   ----------    ----------    ----------
Operating income (loss)                                 (48.9)        (43.6)         18.2
Interest , net                                            5.5           9.3           7.6
Equity loss in affiliate                                 (9.8)           --            --
Gain from Settlement of Litigation                       43.1            --            --
Valuation Allowance of Note Receivable                   (9.3)           --            --
Other, net                                                0.1            --            --
                                                   ----------    ----------      --------
Income (loss) before provision for income taxes         (19.3)        (34.3)         25.8
Benefit (provision) for income taxes                       --           7.1          (9.3)
                                                   ----------    ----------    ----------
           Net income (loss)                            (19.3)%       (27.2)%        16.5%
                                                   ==========    ==========    ==========

Fiscal Years Ended March 31, 2002, 2001, and 2000

Revenues

    Total Revenues. Total revenues were $21.4 million, $26.6 million and $29.7 million in fiscal 2002, 2001 and 2000, respectively, representing period-to-period changes of (20)% and (10)% for the fiscal 2002 and 2001 periods. NEON had one customer that represented 10% and two customers who aggregated 14% of consolidated revenue in fiscal 2002, one customer that represented 16% of consolidated revenue in fiscal 2001, and no customers that accounted for 10% or more of consolidated revenue in fiscal 2000.

    License. License revenues were $12.0 million, $17.8 million and $22.9 million in fiscal 2002, 2001 and 2000, respectively, representing period-to-period changes of (33)% and (22)% for the fiscal 2002 and 2001 periods. The decrease in fiscal 2002 of $5.8 million as compared to fiscal 2001, and the decrease of $5.0 million in fiscal 2001 as compared to fiscal 2000 is primarily due to an overall weakness in the mainframe software market since December 31, 1999. License revenues includes $2.2 million, $4.4 million and $2.1 million for fiscal 2002, 2001 and 2000, respectively, of revenue under a software distribution agreement with BMC Software entered in connection with NEON's settlement of a lawsuit originally filed by BMC Software. Product price increases during the periods were not significant.

    Maintenance. Maintenance revenues were $9.4 million, $8.8 million, and $6.9 million in fiscal 2002, 2001 and 2000, respectively, representing period-to-period increases of 7% and 28% for the fiscal 2002 and 2001 periods. These increases resulted from renewals of maintenance agreements from NEON's growing installed base of customers.

Cost of Revenues

    Cost of Licenses. Cost of license revenues includes costs of product licenses, such as product manuals, distribution and media costs for NEON's software products, as well as royalty payments to third parties related to license revenues primarily resulting from NEON's sales of Enterprise Subsystem Management products. Cost of license revenues was $3.0 million, $2.5 million and $1.5 million, in fiscal 2002, 2001 and 2000, respectively, representing 25%, 14% and 6% of total license revenues in the respective periods. The dollar increases were due primarily to increased sales of Enterprise Subsystem Management products, resulting in increased royalties paid to Peregrine/Bridge Transfer Corporation under NEON's distributorship agreement with Peregrine/Bridge Transfer Corporation.

    Cost of Maintenance. Cost of maintenance revenues includes personnel and other costs related to NEON's customer support departments. Cost of maintenance revenues was $2.1 million, $2.4 million and $1.7 million in fiscal 2002, 2001 and 2000, respectively, representing 22%, 27% and 25% of total maintenance revenues in the respective periods. The dollar changes during the periods were due principally to changes in the number of technical support staff providing support to NEON's customer base. NEON expects that annual cost of maintenance will increase in absolute dollars but should not vary substantially as a percentage of total maintenance revenues from the level experienced in fiscal 2000.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, bonuses, benefits and travel expenses of sales, presales support and marketing personnel, together with trade show participation and other promotional expenses. Sales and marketing expenses were $13.4 million, $15.6 million and $11.5 million in fiscal 2002, 2001 and 2000, respectively, representing 62%, 59% and 39% of total revenue in the respective periods. The increase in sales and marketing expense as a percentage of total revenue in fiscal 2002 is due primarily to the reduction in total revenue for the period then ended. The dollar decrease from fiscal 2001 to fiscal 2002 resulted primarily from decreases in travel costs and marketing activity such as trade shows and advertisements as well as decreased commissions related to lower sales. The dollar increase from fiscal 2000 to fiscal 2001 resulted primarily from increases in compensation costs due to the hiring of additional North American sales personnel and increased commissions, as well as an increase in costs associated with the sales offices in the United Kingdom and Germany. In addition, the dollar increase reflects increased commissions to NEON's independent international agents and increased marketing and selling expenses, principally due to increases in marketing efforts and a larger number of sales and marketing staff. As NEON continues to devote resources to the enhancement and expansion of its sales and marketing organization, NEON expects that annual sales and marketing expenses will increase in absolute dollars.

     Research and Development. Research and development expenses include salaries, bonuses and benefits to product development and product documentation personnel and the computer hardware, software and telecommunication expenses associated with these personnel. Research and development expenses were $6.0 million, $8.3 million and $5.8 million in fiscal 2002, 2001 and 2000, respectively, representing 28%, 31% and 20% of total revenues in each of these respective periods. The decrease in the percentage of total revenue and dollars in fiscal 2002 is primarily due to the reduction of development personnel associated with NEON's change in product strategy. The dollar and percentage increase from fiscal 2000 to fiscal 2001 was primarily attributable to increased compensation costs due to additional staffing. Research and development expenses are expected to increase in absolute dollar amounts.

     General and Administrative. General and administrative expenses include salaries, personnel and related costs for NEON's executive, financial, legal and administrative staff. General and administrative expenses were $5.1 million, $4.5 million (excluding $4.5 million from nonrecurring charges during fiscal
2001) and $3.5 million in fiscal 2002, 2001 and 2000, respectively, representing 24%, 17% and 12% of total revenues in the respective periods. The nonrecurring charges consisted of $3.8 million for charges related to the departure of certain personnel, a $400,000 charge for the cost of strategic consulting projects and a $250,000 realized foreign currency loss. The dollar increase from fiscal 2001 to fiscal 2002, excluding nonrecurring charges, is primarily from increases in office occupancy costs and the related computer hardware, software and telecommunication expenses related to expansion of office facilities, and increases in personnel costs. The percentage increase is due to a reduction in total revenue in fiscal 2002. The dollar increase from fiscal 2000 to fiscal 2001, excluding non recurring charges, is due to increases in occupancy costs and increases in compensation expenses due principally to administrative personnel additions necessary to support NEON's expected growth. NEON anticipates general and administrative expenses will continue to increase in absolute dollars.

     Restructuring Costs and Asset Write-Down Charges. During the year ended March 31, 2002, the Company recorded a restructuring charge of $908,000. These charges related to reductions in the Company's cost structure and corporate reorganization, including reductions in force, and abandonment of leased facilities. These restructuring costs included severance costs of $570,000 and losses from lease commitments of $338,000. In addition, NEON has recorded a non-cash charge of $887,000 during the year ended March 31, 2002 related to the write-down of pre-paid royalties and other assets.

     Non-Cash Compensation. The deferred compensation balance was reduced by $420,000, $137,000 and $321,000 during fiscal 2002, 2001 and 2000, respectively, due to the cancellation of restricted stock awards and options associated with terminated employees. NEON has recognized $331,000, $409,000 and $490,000 in fiscal 2002, 2001 and 2000, respectively, in amortization of non-cash deferred compensation expense associated with the initial public offering. The deferred balance related to the initial public offering of $26,000 will be recognized over the remaining vesting period during fiscal 2003. During fiscal 2002 and 2001, NEON amortized $10,000 and $75,000, respectively, in deferred compensation related to the restricted stock granted to an executive officer.

     Amortization of Acquisition Related Costs. On September 29, 1999, NEON acquired various software products and miscellaneous assets from Beyond Software, Inc. a privately held company based in Santa Clara, California, for

$1.9 million, plus the assumption of certain liabilities. The transaction resulted in goodwill of approximately $2.4 million, which is being amortized on a straight-line basis over five years. Amortization expense related to this transaction of $478,000 was recognized in both fiscal 2002 and 2001.

     Interest Income, Net. Interest income net was $1.2 million, $2.5 million and $2.3 million for the fiscal years ended March 31, 2002, 2001, and 2000, respectively. The changes are primarily the result of changes in cash and investment balances during the respective periods as well as changes in the investment yields realized. NEON's cash and cash equivalents and investment balances were primarily derived from the $41.2 million of net proceeds received from NEON's March 1999 initial public offering and $9.3 million from the settlement of the New Era of Networks litigation. See Note 5 to NEON's financial statements.

     Equity in Loss of Affiliate. Certain members of NEON's board of directors and executive officers also serve as Scalable Software directors and executive officers and claim beneficial ownership of approximately 81% of Scalable's common stock. In addition, NEON has an option to acquire all of the outstanding shares of Scalable Software and has advanced Scalable Software $5.8 million as of March 31, 2002. Scalable Software is therefore deemed to be effectively controlled by NEON and NEON accounts for its investment in Scalable Software using the modified equity method of accounting. Under this method, NEON recognizes 100% of Scalable Software's income or loss to the extent of advances made in excess of the guaranteed amount. During the year ended March 31, 2002, NEON recognized an equity loss in affiliate of $2.1 million representing its share of the losses of Scalable Software. See "Related Party Transactions" and
Note 4 to NEON's financial statements.

     Gain from Settlement of Litigation and Valuation of Note Receivable. During 2002, NEON received approximately $9.3 million in connection with the settlement of its lawsuit against New Era of Networks. See Note 5 to NEON's financial statements. In May 2001, NEON made an advance on a note receivable to Enterworks Software, Inc. in the amount of $2 million. During the year ended March 31, 2002, NEON recorded a reserve of $2 million as a valuation allowance against this note receivable.

     Benefit (Provision) for Income Taxes. There was no benefit (provision) for income taxes in fiscal 2002, due to the recording of a valuation allowance against all tax benefits arising from NEON's operating losses. NEON recorded a tax benefit (provision) for fiscal 2001 and 2000 using the effective income tax rate of 21% and (36)%, respectively.

Liquidity and Capital Resources

     NEON's cash and cash equivalent balance was $34.5 million and $42.8 million at March 31, 2002 and 2001, respectively. The decrease is due primarily to operational losses, loan advances to Scalable Software, advanced royalty payments to PBTC and the repurchase of 913,400 shares of the Company's common stock. See "Related Party Transactions" and Notes 4 and 8 to NEON's financial statements.

     Net cash provided by (used in) operating activities was $2.0 million, $3.3 million, and ($121,000) in fiscal 2002, 2001 and 2000, respectively. The funds provided in fiscal 2002 resulted primarily from the proceeds of the settlement of its lawsuit against New Era of Networks, decreases in accounts receivable and other assets offset by decreases in operating liabilities. The funds provided in fiscal 2001 resulted primarily from decreases in accounts receivable and an increase in operating liabilities. Net cash used in operating activities during fiscal 2000 was primarily from increases in accounts receivable and an advance royalty payment to Sterling Software of $3.5 million, partially offset by the increased profitability from NEON's business growth.

     Net cash provided by (used in) investing activities was $(7.7) million, $1.9 million and ($8.1) million in fiscal 2002, 2001 and 2000, respectively. The funds used in fiscal 2002 resulted primarily from the loan advances made to Scalable Software. See "Related Party Transactions" and Note 4 to NEON's financial statements. The funds provided in fiscal 2001 resulted primarily from maturities of short-term and long-term marketable securities partially offset by purchases of property and equipment and the $1 million payment to complete the acquisition of intellectual property from Sterling Software. The funds used in fiscal 2000 were a result of purchases of both short-term and long-term marketable securities and the acquisition of assets of Beyond Software Inc. As of

March 31, 2002, NEON had no material commitment for capital expenditures.

     NEON's net cash provided by (used in) financing activities was $(2.5) million, $241,000 and $109,000 in fiscal 2002, 2001 and 2000, respectively. Net cash used in fiscal 2002 resulted primarily from the repurchase of common stock. Net cash provided by financing activities in fiscal 2001 and 2000 was from amounts received from the exercise of employee stock options.

     NEON's cash and cash equivalents balance was approximately $34.5 million at March 31, 2002 and was invested in various types of commercial paper and money market securities. NEON believes that a near-term change in interest rates will have an immaterial affect on its financial position, results of operations or net cash flows for fiscal year 2003.

     NEON believes that its current balances of cash and cash equivalents will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, NEON may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all, or if available, that such financing will be obtainable on terms acceptable to NEON, or that any additional financing will not be dilutive.

     The following table summarizes our contractual cash obligations as of March 31, 2002:

                            Fiscal Year Ending March 31,

                                       2003           2004            2005         2006       2007     Thereafter      Totals
Operating Leases                   $1,277,774     $1,148,694     $1,140,330     $ 84,519    $14,142    $       --    $3,665,459
Scalable Software                  $3,200,000             --             --           --         --            --    $3,200,000
PBTC Royalty Advance               $4,000,000     $5,000,000             --           --         --            --    $9,000,000
Employment Agreements (a)          $  187,011     $  131,798     $  138,513     $142,678         --            --    $  600,000

     (a) On March 29, 2002, NEON entered into an agreement with Mark Cresswell and Peter Cook, as Principals of Lakeview Advisors Corporations (BV1) Limited, to pay Messrs. Cresswell and Cook up to $600,000 to be paid on a quarterly basis over the course of 48 months. The payments to Messrs. Cresswell and Cook are contingent upon and related to their continued employment with NEON. Should either Mr. Cresswell or Mr. Cook leave the employment of NEON, other than being terminated without cause, NEON would be required to only make an additional payment of $50,000, with no additional amounts due under the Agreement.

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

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. Under SFAS No. 142, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead tests those assets for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over such lives to their estimated residual values.

     The Company adopted SFAS No. 141 on July 1, 2001 and adopted SFAS No. 142 on April 1, 2002. Any goodwill or any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through March 31, 2002. SFAS No. 142 requires the Company to perform a transitional goodwill impairment evaluation as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of the date of adoption of SFAS Nos. 141 and 142, the Company's unamortized goodwill in the amount of $1,193,000 is subject to transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $478,000, $478,000 and $239,000 for the years ended March 31, 2002, 2001 and
2000, respectively. Management has completed a preliminary evaluation of the effects of SFAS Nos. 141 and 142 and does not currently believe that they will have a material impact on the Company's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains many of its fundamental provisions. SFAS No. 144 also clarifies certain measurement and classification issued from SFAS No. 121. In addition, SFAS No. 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the basic requirements in APB Opinion No. 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS No. 144 excludes goodwill. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2002, and are to be applied prospectively. NEON adopted the requirements of SFAS No. 144 as of April 1, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     NEON is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments. In seeking to minimize the risks and/or costs associated with such activities, NEON manages its exposure to changes in interest rates and foreign currency exchange rates.

     The majority of NEON's foreign currency transactions are denominated in British pounds sterling, which is the functional currency of NEON Systems (UK) Ltd., a subsidiary of NEON. As sales contracts are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized to foreign currency translation adjustments. NEON does not currently hedge against foreign currency translation risks and believes that foreign currency exchange risk is not significant to its operations.

     NEON adheres to a conservative cash management policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. NEON's cash and cash equivalents balance was approximately $34.5 million at March 31, 2002 and was invested in various types of commercial paper and money market securities.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            Page
                                                                                                            ----

Independent Auditors' Report ...............................................................................  32

Consolidated Balance Sheets ................................................................................  33

Consolidated Statements of Operations ......................................................................  34

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) ............................  35

Consolidated Statements of Cash Flows ......................................................................  36

Notes to Consolidated Financial Statements .................................................................  37

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
NEON Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of NEON Systems, Inc. and subsidiaries (collectively, the "Company") as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NEON Systems, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                KPMG LLP

Houston, Texas
June 27, 2002

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                    As of March 31,
                                                                                           --------------------------------
                                                                                                2002              2001
                                                                                           --------------     -------------
                                                          ASSETS

Current Assets:
     Cash and cash equivalents                                                             $   34,506,349     $  42,773,856
     Short-term investments                                                                            --           514,828
     Accounts receivable- trade, net of allowance for returns of $267,000 and $187,000          4,650,348         6,072,332
     Deferred tax assets                                                                          607,566           607,566
     Tax receivable                                                                             1,054,075         2,392,311
     Other current assets                                                                       3,132,620         2,050,586
                                                                                           --------------     -------------
            Total current assets                                                               43,950,958        54,411,479
                                                                                           --------------     -------------
Property and equipment:
     Furniture and equipment                                                                    2,931,861         2,190,497
     Purchased software                                                                         1,578,727         1,472,218
     Less accumulated depreciation and amortization                                            (2,339,972)       (1,558,951)
                                                                                           --------------     -------------
           Property and equipment, net                                                          2,170,616         2,103,764
Note receivable                                                                                 3,702,199                --
Long-term investments                                                                                  --           319,613
Intangible assets, net of accumulated amortization of $3,061,323 and $1,121,338                 3,712,872         5,652,857
Other assets, net                                                                                  62,875           890,630
                                                                                           --------------     -------------
           Total assets                                                                    $   53,599,520     $  63,378,343
                                                                                           ==============     =============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                      $      297,556     $   1,385,541
     Accrued expenses                                                                           2,203,628         5,197,674
     Deferred maintenance revenue                                                               8,173,929         7,481,593
                                                                                           --------------     -------------
         Total current liabilities                                                             10,675,113        14,064,808
                                                                                           --------------     -------------

Stockholders' Equity:
     Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued
       and outstanding at March 31, 2002 and 2001, respectively                                        --                --
     Common stock, $.01 par value. Authorized 30,000,000 shares; 8,674,953 and
     9,516,804 shares issued and outstanding at March 31, 2002 and 2001,
     respectively                                                                                  95,883            95,167
     Additional paid-in-capital                                                                51,232,825        51,550,518
     Treasury stock, 913,400 shares at cost                                                    (2,648,860)               --
     Accumulated other comprehensive income (loss)                                               (475,065)         (423,574)
     Unearned portion of deferred compensation                                                    (26,156)         (787,705)
     Retained earnings (deficit)                                                               (5,254,220)       (1,120,871)
                                                                                           --------------     -------------
          Total stockholders' equity                                                           42,924,407        49,313,535
                                                                                           --------------     -------------
     Commitments and contingencies  (Note 5)

          Total liabilities and stockholders' equity                                       $   53,599,520     $  63,378,343
                                                                                           ==============     =============

          See Accompanying Notes to Consolidated Financial Statements.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Years Ended March 31,
                                                                      ----------------------------------------------------
                                                                          2002               2001                2000
                                                                      -------------      -------------       -------------
  Revenues:
     License                                                          $  12,020,769      $  17,826,050       $  22,859,955
     Maintenance                                                          9,414,417          8,797,623           6,858,758
                                                                      -------------      -------------       -------------
          Total revenues                                                 21,435,186         26,623,673          29,718,713

  Cost of revenues:
     Cost of licenses                                                     3,022,338          2,471,083           1,483,597
     Cost of maintenance                                                  2,114,616          2,365,315           1,719,826
                                                                      -------------      -------------       -------------
          Total cost of revenues                                          5,136,954          4,836,398           3,203,423
                                                                      -------------      -- ----------       -------------

  Gross profit                                                           16,298,232         21,787,275          26,515,290
  Operating expenses:
     Sales and marketing                                                 13,368,120         15,638,339          11,473,837
     Research and development                                             6,046,214          8,329,039           5,846,789
     General and administrative                                           5,096,476          8,957,622           3,549,468
     Restructuring costs                                                    908,000                 --                  --
     Asset write-down charges                                               887,000                 --                  --
     Amortization of goodwill                                               477,996            477,527             238,529
                                                                      -------------      -------------       -------------

          Total operating expenses                                       26,783,806         33,402,527          21,108,623
                                                                      -------------      -------------       -------------

  Operating income (loss)                                               (10,485,574)       (11,615,252)          5,406,667
  Interest income                                                         1,174,974          2,486,230           2,314,595
  Interest expense                                                             (768)            (6,140)             (3,412)
  Equity loss in affiliate                                               (2,097,801)                --                  --
  Gain from settlement of litigation                                      9,259,815                 --                  --
  Valuation allowance of note receivable                                 (2,000,000)                --                  --
  Other, net                                                                 16,005              6,152             (54,850)
                                                                      -------------      -------------       -------------

       Income (loss) before provision for income taxes                   (4,133,349)        (9,129,010)          7,663,000
  Benefit (provision) for income taxes                                           --          1,883,808          (2,758,680)
                                                                      -------------      -------------       -------------
       Net income (loss)                                              $  (4,133,349)     $  (7,245,202)      $   4,904,320
                                                                      =============      =============       =============

  Earnings (losses) per common share:
       Basic                                                          $       (0.44)     $       (0.77)      $        0.55
                                                                      =============      =============       =============
       Diluted                                                        $       (0.44)     $       (0.77)      $        0.47
                                                                      =============      =============       =============

  Shares used in computing earnings (losses) per common share:

       Basic                                                              9,324,936          9,431,500           8,914,474
       Diluted                                                            9,324,936          9,431,500          10,461,032


          See Accompanying Notes to Consolidated Financial Statements.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)

                                                                                    Accumulated
                                                                                       Other        Unearned
                                                       Additional                  Comprehensive   Portion Of       Retained
                                           Common       Paid-In        Treasury        Income       Deferred        Earnings
                                            Stock       Capital          Stock         (Loss)     Compensation      (Deficit)
                                           --------   ------------       -----         ------     ------------    ------------
Balance at March 31, 1999                  $ 88,483   $ 46,174,124    $        --   $   57,849    $ (1,710,371)   $  1,220,011
Comprehensive income:
   Net income                                    --             --             --           --              --       4,904,320
   Foreign currency translation loss             --             --             --     (166,734)             --              --
   Unrealized securities losses                  --             --             --      (46,336)             --              --

   Total comprehensive income                    --             --             --           --              --              --
Exercise of stock options                     1,623        107,663             --           --              --              --
Tax benefit related to exercise of
   stock options                                 --        737,224             --           --              --              --
Deferred compensation related to                 --
   options granted                               --       (321,248)            --           --         321,248              --
Amortization of deferred stock
   compensation                                  --             --             --           --         489,746              --
                                           --------   ------------    -----------   ----------    ------------    ------------
Balance at March 31, 2000                  $ 90,106   $ 46,697,763    $        --   $ (155,221)   $   (899,377)   $  6,124,331
Comprehensive income (loss):
   Net loss                                      --             --             --           --              --      (7,245,202)
   Unrealized security gains                     --             --             --       61,066              --              --
   Foreign currency translation loss             --             --             --     (329,419)             --              --

   Total comprehensive loss                      --             --             --           --              --              --
Exercise of stock options                     5,061        235,820             --           --              --              --
Compensation related to changes to
   previously granted options                    --      3,149,000             --           --              --              --
Tax benefit related to exercise of
   stock options                                 --      1,096,196             --           --              --              --
Amortization of deferred stock
  compensation                                   --             --             --           --         483,411              --
Deferred compensation related to
   restricted stock grants                       --        509,380             --           --        (509,380)             --
Deferred compensation related to
   options granted                               --       (137,641)            --           --         137,641              --
                                           --------   ------------    -----------   ----------    ------------    ------------
Balance at March 31, 2001                  $ 95,167   $ 51,550,518    $        --   $ (423,574)   $   (787,705)   $ (1,120,871)

Comprehensive income (loss):
   Net loss                                      --             --             --           --              --      (4,133,349)
   Unrealized security gains                     --             --             --      (14,730)             --              --
   Foreign currency translation loss             --             --             --      (36,761)             --              --

   Total comprehensive loss                      --             --             --           --              --              --
Exercise of stock options                       716        102,575             --           --              --              --
Stock repurchase                                 --             --     (2,648,860)          --              --              --
Amortization of deferred stock
   compensation                                  --             --             --           --         341,281              --
Deferred compensation related to
   restricted stock grants                       --       (420,268)            --           --         420,268              --
                                           --------   ------------    -----------   ----------    ------------    ------------
Balance at March 31, 2002                  $ 95,883   $ 51,232,825    $(2,648,860)  $ (475,065)   $    (26,156)   $ (5,254,220)
                                           ========   ============    ===========   ==========    ============    ============

                                                     Total
                                                  Stockholders'
                                                     Equity
                                                     ------
Balance at March 31, 1999                        $  45,830,096
Comprehensive income:
   Net income                                        4,904,320
   Foreign currency translation loss                  (166,734)
   Unrealized securities losses                        (46,336)
                                                 -------------
   Total comprehensive income                        4,691,250
Exercise of stock options                              109,286
Tax benefit related to exercise of
   stock options                                       737,224
Deferred compensation related to
   options granted                                          --
Amortization of deferred stock
   compensation                                        489,746
                                                 -------------
Balance at March 31, 2000                        $  51,857,602

Comprehensive income (loss):
   Net loss                                         (7,245,202)
   Unrealized security gains                            61,066
   Foreign currency translation loss                  (329,419)
                                                 -------------
   Total comprehensive loss                         (7,513,555)
Exercise of stock options                              240,881
Compensation related to changes to
   previously granted options                        3,149,000
Tax benefit related to exercise of
   stock options                                     1,096,196
Amortization of deferred stock
  compensation                                         483,411
Deferred compensation related to
   restricted stock grants                                  --
Deferred compensation related to
   options granted                                          --
                                                 -------------
Balance at March 31, 2001                        $  49,313,535

Comprehensive income (loss):
   Net loss                                         (4,133,349)
   Unrealized security gains                           (14,730)
   Foreign currency translation loss                   (36,761)
                                                 -------------
   Total comprehensive loss                         (4,184,840)
Exercise of stock options                              103,291
Stock repurchase                                    (2,648,860)
Amortization of deferred stock
   compensation                                        341,281
Deferred compensation related to
   restricted stock grants                                  --
                                                 -------------
                                                 $  42,924,407
                                                 =============

          See Accompanying Notes to Consolidated Financial Statements.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years Ended March 31,
                                                                                -----------------------------------------------
                                                                                    2002               2001          2000
                                                                                ------------       ------------  ------------
Cash Flows from Operating Activities:
   Net income (loss)                                                            $ (4,133,349)      $ (7,245,202) $     4,904,320
   Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                                               2,143,948          1,146,992          344,403
       Deferred tax expense (benefit)                                                     --            105,382         (140,958)
       Non-cash compensation expense                                                 341,281          3,632,411          489,746
       Amortization of goodwill                                                      477,996            477,527          238,529
       Asset write-down                                                            2,887,000                 --               --
       Equity loss in affiliate                                                    2,097,801                 --               --
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
       Accounts receivable                                                         1,419,422          3,207,293       (3,823,421)
       Other current assets                                                       (1,169,278)        (1,412,874)        (247,706)
       Other assets                                                                   27,755           (552,008)      (3,678,320)
       Accrued expenses                                                           (2,996,381)         4,231,199       (1,013,006)
       Accounts payable                                                           (1,090,023)          (678,038)         480,329
       Taxes payable (receivable)                                                  1,338,236         (1,614,649)         683,914
       Deferred maintenance revenue                                                  692,336          1,965,569        1,641,013
                                                                                ------------       ------------  ---------------

           Net cash provided by (used in) operating activities                     2,036,744          3,263,602         (121,157)
                                                                                ------------       ------------  ---------------

Cash Flows From Investing Activities:
     Purchase of property and equipment                                             (747,875)          (951,577)      (1,546,965)
     Acquisition of intangibles                                                                      (1,000,000)      (1,870,000)
     Maturities and sales of marketable securities                                   819,711          3,864,392               --
     Notes receivable                                                             (7,800,000)                --               --
     Purchase of marketable securities                                                    --                 --       (4,684,103)
                                                                                ------------       ------------  ---------------

           Net cash provided by (used in) investing activities                    (7,728,164)         1,912,815       (8,101,068)
                                                                                ------------       ------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                        103,291            240,881          109,286
     Stock repurchase                                                             (2,648,860)                --               --
                                                                                ------------       ------------  ---------------
           Net cash provided by (used in) financing activities                    (2,545,569)           240,881          109,286
                                                                                ------------       ------------  ---------------

Net increase (decrease) in cash and cash equivalents                              (8,236,989)         5,417,298       (8,112,939)
Effect of exchange rates on cash                                                     (30,518)           236,216         (166,734)
Cash and cash equivalents at beginning of year                                    42,773,856         37,120,342       45,400,015
                                                                                ------------       ------------  ---------------
Cash and cash equivalents at end of year                                        $ 34,506,349       $ 42,773,856  $    37,120,342
                                                                                ============       ============  ===============

Cash (refunded) paid during the year for income taxes                           $ (1,488,684)      $         --  $     2,237,286
                                                                                ============       ============  ===============

Cash paid during the year for interest                                          $        768       $      6,140  $         3,412
                                                                                ============       ============  ===============

          See Accompanying Notes to Consolidated Financial Statements.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

    NEON Systems, Inc. and its subsidiaries (collectively, "NEON") develops, markets and supports software products for the IBM mainframe platform. NEON's primary product group, the Shadow branded products, provide access and integration of IBM mainframe data and applications from standard application client environments, including the Internet and client/server systems. In addition, NEON develops, markets and supports NEON branded products that provide enhanced availability, recoverability and control for the IBM IMS database management system and allows more rapid deployment of CICS applications in the IBM CICSPlex environment. NEON's iWave branded products integrate helpdesk, network management, database management and systems management applications across mainframe and distributed systems environments.

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

Revenue Recognition

    Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4) and Statement of Position 98-9 (SOP 98-9). NEON adopted SOP 97-2 effective July 1, 1997, SOP 98-4 effective March 31, 1998 and SOP 98-9 effective April 1, 1999. NEON believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4 and SOP 98-9. Revenues from software license sales are recognized when all of the following conditions are met: a non-cancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; no other significant vendor obligations exist; and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. License revenues generally include software maintenance agreements for the first year following the date of sale. In such cases, revenues are allocated between licenses fees and maintenance revenues based on vendor-specific evidence. Revenues from first-year maintenance agreements and separately priced software maintenance agreements for subsequent years are deferred and recognized ratably on a straight-line basis over the maintenance period.

    NEON also markets and sells its products through independent distributors and resellers. License and maintenance revenues from these transactions are recognized when sold to the ultimate end-user and all of the above conditions are met.

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

    A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:

                                                                                     Years Ended March 31,
                                                                          -------------------------------------------
                                                                             2002            2001           2000
                                                                          ------------    -----------    ------------
Net income (loss)                                                         $(4,133,349)    $(7,245,202)   $  4,904,320

              Net income (loss) applicable to common stockholders         $(4,133,349)    $(7,245,202)   $  4,904,320
                                                                          ============    ===========    ============
Weighted average of common shares outstanding during the period:

   Basic                                                                    9,324,936       9,431,500       8,914,474
   Dilutive stock options                                                          --              --       1,546,558
                                                                          ------------    -----------    ------------
              Diluted                                                       9,324,936       9,431,500      10,461,032
                                                                          ============    ===========    ============

Income (loss) per common share:

    Basic                                                                 $     (0.44)    $     (0.77)   $       0.55
                                                                          ===========     ===========    ============
    Diluted                                                               $     (0.44)    $     (0.77)   $       0.47
                                                                          ===========     ===========    ============

    Outstanding options to purchase 2,770,344, 2,556,550 and 667,146 shares of common stock were excluded from the respective computation of diluted earnings per share for the years ended March 31, 2002, 2001 and 2000, respectively, as the effect was anti-dilutive.

Deferred Compensation

    During the twelve months prior to NEON's initial public offering on March 5, 1999, NEON granted stock options at prices subsequently considered below the then-fair value of the underlying stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million, which is amortizable to expense over the vesting period of the granted options. In addition, during the year ended March 31, 2001 NEON granted restricted stock awards to an executive officer. These deferred compensation balances were reduced during the fiscal year ended March 31, 2002, 2001 and 2000 by $420,000, $137,000 and $321,000, respectively, due to the cancellation of restricted stock awards and options associated with terminated employees. During the fiscal years ended March 31, 2002, 2001 and 2000, $331,000, $409,000 and
$490,000 respectively, were recognized as non-cash deferred compensation expense The deferred balance of $26,000 will be recognized over the remaining vesting period during fiscal 2003. Additionally, during the fiscal years ended March 31, 2002 and 2001, NEON recorded a deferred compensation charge of $10,000 and $75,000, respectively, related to the restricted stock granted to an executive officer.

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

Research and Product Development Costs

    Research and development costs are charged to expense as incurred. Software development costs that qualify for capitalization under Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, are evaluated for recoverability by NEON. No such costs have been capitalized to date, as the impact on the financial statements would be insignificant because the time between a product meeting the definition of technological feasibility and being ready to market is very short.

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

Foreign Currency Translation

    For NEON's international subsidiaries, the functional currencies are the British pound, the Euro and the Australian dollar. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates prevailing during the period. The adjustments resulting from translating the financial statements of the international subsidiaries are reflected as a cumulative translation adjustment included in stockholders' equity as a component of accumulated other comprehensive income (loss).

Comprehensive Income

    NEON adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), COMPREHENSIVE INCOME, beginning with NEON's first quarter of fiscal year 1999. The components of comprehensive income include net income, foreign currency translation gains (losses), and unrealized gains (losses) on debt securities. As of March 31, 2002, all of the accumulated other comprehensive income (loss) relates to foreign currency translation gains (losses).

NOTE 2 -- STOCK OPTION PLANS

    Under the 1993 Stock Plan (1993 Plan) for the officers and employees of NEON, the Board of Directors authorized the grant of non-qualified incentive stock options to purchase up to 2,600,000 shares of NEON's Common Stock. Such options become exercisable either on the date of grant or in such installments as the grant may specify up to 10 years from the date of grant.

    In January 1999, NEON adopted the 1999 Long-Term Incentive Plan (1999 Plan) that provides for the grant of incentive stock options and non-qualified stock options to purchase NEON common stock, stock appreciation rights, restricted stock and performance units, to key employees of NEON. NEON reserved 2,000,000 shares of its common stock for issuance under the 1999 Plan. In connection with NEON's adoption of the 1999 Plan, NEON has not made any new grants under the 1993 Plan and options previously issued under the 1993 Plan are exercisable in accordance with their terms.

    On January 28, 2002, the Board of Directors adopted the 2002 Stock Plan, and reserved 2,000,000 shares of NEON common stock for issuance under the 2002 Stock Plan plus (a) any shares of NEON common stock that had been reserved but not issued under our 1999 Long-Term Incentive Plan as of the date of stockholder approval of the 2002 Stock Plan, (b) any shares of NEON common stock returned to the 1999 Long-Term Incentive Plan as a result of termination of options or repurchase of shares of NEON common stock issued under the 1999 Long-Term Incentive Plan and (c) annual increases on the first day of each fiscal year, beginning April 1, 2003, equal to the lesser of (i) 750,000 shares of NEON common stock, (ii) 5% of the outstanding shares of NEON common stock on such date or (iii) a lesser amount determined by our Board of Directors. The 2002 Stock Plan replaces the 1999 Long-Term Incentive Plan. On March 26, 2002, the stockholders of NEON approved the 2002 Stock Plan at NEON's Annual Meeting of Stockholders. As of March 31, 2002, no options had been granted pursuant to the 2002 Stock Plan.

    In January 1999, NEON adopted the Stock Option Plan for Non-Employee Directors for compensation of its outside directors and reserved 100,000 shares of its common stock for issuance thereunder. Outside directors joining the Board of Directors were to receive options to purchase 7,500 shares of NEON common stock exercisable at the fair market value of the common stock at the close of business on the date immediately preceding the date of grant (the initial outside directors will be eligible for such grants upon their re-election to the Board of Directors). These annual options would vest equally in 33-1/3% increments over the three-year period from the date of grant. All stock options granted pursuant to the Stock Option Plan for Non-Employee Directors were to be nonqualified stock options and remain exercisable for a period of ten years from the date of grant or, if earlier, six months after the option holder ceases to be a director of NEON. In the event of a change in control of NEON or certain other significant events, all options outstanding under the Stock Option Plan for Non-Employee Directors would terminate, provided that immediately before the effective date of such transaction each holder of an outstanding option under the Stock Option Plan for Non-Employee Directors would be entitled to purchase the total number of shares of common stock that such option holder would have been entitled to purchase during the entire remaining term of the option.

    On January 28, 2002, the Board of Directors adopted the 2002 Director
Option Plan. The 2002 Director Option Plan is intended to replace the Stock Option Plan for Non-Employee Directors. The Board of Directors has reserved a maximum of 250,000 shares of NEON common stock for issuance under the 2002 Director Option Plan plus (a) any shares of NEON common stock which had been reserved but not issued under the Stock Option Plan for Non-Employee Directors as of the date of stockholder approval of the 2002 Director Option Plan, (b) any shares of NEON common stock returned to the Stock Option Plan for Non-Employee Directors as a result of termination of options or repurchase of shares issued under the Stock Option Plan for Non-Employee Directors, and (c) annual increases on the first day of each fiscal year, beginning on April 1, 2003, equal to the lesser of (i) 2% of the outstanding shares of NEON common stock on such date or
(ii) an amount determined by our Board of Directors. On March 26, 2002, the stockholders of NEON approved the 2002 Director Option Plan at the NEON Annual Meeting of Stockholders. At the conclusion of the Annual Meeting on March 26, 2002, options to purchase 187,500 of the available 305,000 share option pool were issued as initial options to Non-Employee Directors who had served in any of the previous three fiscal years.

    NEON applies APB Opinion No. 25 in accounting for its Plans and, accordingly, compensation cost has been recognized to the extent that the estimated value of the underlying stock exceeds the exercise price on the date of the grant. Had NEON determined compensation cost based on the fair value methodology of SFAS No. 123, NEON's net income (loss) and per share amounts would have been the pro forma amounts indicated below:

                                                                     Years Ended March 31,
                                                    -------------------------------------------------
                                                         2002                2001            2000
                                                    --------------     -------------    -------------
     Net income (loss) as reported                  $   (4,133,349)    $  (7,245,202)   $   4,904,320
                                                    ==============     =============    =============

     Net income (loss), pro forma                   $   (6,746,715)    $ (15,148,922)   $     807,697
                                                    ==============     =============    =============

     Net income (loss) per share as reported        $        (0.44)    $       (0.77)   $        0.55
                                                    ==============     =============    =============

     Net income (loss) per share, pro forma         $        (0.72)    $       (1.61)   $        0.09
                                                    ==============     =============    =============

    Prior to NEON's initial public offering in March 1999, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes model. The weighted average fair market value of an option granted during 2002, 2001 and 2000 was $3.49, $9.87 and $16.10, respectively. The following range of assumptions was used to perform the calculations: expected life of five years in 2002, 2001 and 2000; risk-free interest rates of 4.0% during 2002, 5.79% during 2001, and 6.0% during 2000; expected volatility of
0.688 in 2002, 1.684 in 2001, and 1.39 in 2000, and no expected dividend yield for the three years ended March 31, 2002. Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Stock option activity during the years ended March 31, 2002, 2001 and 2000 is as follows.

                                                                     Weighted
                                                     Number of        Average
                                                       Shares        Exercise
                                                       ------
                                                                       Price
                                                                       -----
    Balance at March 31, 1999                         1,629,077      $  2.26
         Granted                                      1,062,057        22.68
         Exercised                                     (162,407)        1.55
         Forfeited                                     (315,023)       20.35
                                                    -----------

    Balance at March 31, 2000                         2,213,704      $  9.64
         Granted                                      1,221,415         9.45
         Exercised                                     (506,100)        0.47
         Forfeited                                     (372,469)       18.30
                                                    -----------

    Balance at March 31, 2001                         2,556,550      $ 10.17
         Granted                                      1,591,980         5.80
         Exercised                                      (71,549)        1.44
         Forfeited                                   (1,306,637)        8.93
                                                    -----------
    Balance at March 31, 2002                         2,770,344      $  8.46
                                                    ===========

                                 Options Outstanding                         Options Exercisable
                   -------------------------------------------------     ---------------------------
                                                          Weighted
                                       Weighted            Average                          Weighted
     Range of                           Average          Outstanding                         Average
     Exercise          Number          Exercise          Contractual         Number         Exercise
      Prices         Outstanding         Price              Life           Exercisable        Price
    -----------    -------------       ----------         ---------      -------------      --------
    $0.01 - $ 5        835,410          $  1.77             6.68             488,654           0.61
    $   5 - $10      1,091,102             6.82             9.42             117,016           6.64
    $  10 - $15        295,215            12.19             7.00             201,935          12.36
    $  15 - $20        398,943            16.69             7.80             335,572          16.37
    $  20 - $25         20,130            21.66             7.94               6,361          21.68
    $  25 - $30         97,980            28.67             7.65              50,130          28.64
    $  30 - $35         31,564            32.53             7.46              15,785          32.53
                   -----------                                           -----------
                     2,770,344                                             1,215,453
                   ===========                                           ===========

    At March 31, 2002, the weighted average remaining contractual life of outstanding options was 8 years. At March 31, 2002, 2001 and 2000, the number of options exercisable was 1,215,453, 1,109,816 and 977,674, respectively, and the weighted average exercise prices of those options were $9.18, $9.02 and $2.16, respectively.

NOTE 3 -- INCOME TAXES

    The benefit (provision) for income taxes consists of the following:

                                                          Years Ended March 31,
                                             ------------------------------------------------
                                                  2002            2001              2000
                                             -------------    -------------     -------------
              United States Federal          $          --    $   1,989,190     $  (2,665,430)
                 Current                                --         (105,382)          140,958
                 Deferred                               --                           (210,460)
              State current                             --               --           (23,748)
                                             -------------    -------------     -------------
              Foreign current                $          --    $   1,883,808     $  (2,758,680)
                                             =============    =============     =============

    For the years ended March 31, 2002, 2001, and 2000, NEON's effective income tax rate differed from the statutory tax rate as follows:

                                                                          Years Ended March 31,
                                              ----------------------------------------------------------------------------

                                                        2002                          2001                     2000
                                              -------------------------    ------------------------   --------------------
Statutory tax rate                            $  (1,405,339)     (34.0)%   $  (3,103,863)   (34.0)%   $ 2,605,420     34.0%
Increase (decrease) in valuation allowance          117,223        2.8         2,038,031     22.2         278,913      3.6
R & E and AMT Credits                                    --         --          (378,547)    (4.1)       (302,832)    (3.9)
State tax expense, net of federal benefit                --         --                --       --         138,904      1.8
Equity in Scalable Software                         713,252       17.3                --       --              --       --
Foreign sales corporation                                --         --                --       --        (101,383)    (1.3)
Non-deductible expenses and other                   574,864       13.9          (439,429)    (4.8)        139,658      1.8
                                              -------------    -------     -------------   ------     -----------   ------
Effective tax rate                            $          --         --%    $  (1,883,808)   (20.7)%   $ 2,758,680     36.0%
                                              =============    =======     =============   ======     ===========   ======

    As of March 31, 2002 and 2001, deferred tax assets were as follows:

                                                         As of March 31,
                                                        ---------------
                                                       2002            2001
                                                   ------------    ------------
          Deferred compensation expense            $  1,669,527    $  1,652,826
          Net operating loss carryforwards:
              United States                             563,693       1,726,964
              Australia                                 134,249         101,560
              United Kingdom                            481,170          44,279
              Germany                                   655,893         864,067
          Bad debt                                      739,200              --
          Restructuring                                 112,732              --
          R&E and AMT Credits                           378,547         378,547
          Other                                         269,065         118,610
                                                   ------------    ------------

              Total deferred tax assets               5,004,076       4,886,853
              Valuation allowance                    (4,396,510)     (4,279,287)
                                                   ------------    ------------

              Net deferred tax assets              $    607,566    $    607,566
                                                   ============    ============

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a valuation allowance is recorded.

    At March 31, 2002, NEON has a net operating loss carry-forward for income tax purposes of $5,431,056 that is available to offset future taxable income, if any. The net operating loss carry-forward consists of $1,525,142 in the United States, $1,603,901 in the United Kingdom, $1,929,098 in Germany, and $372,915 in Australia. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in 2020.

NOTE 4 -- RELATED PARTY TRANSACTIONS

    Members of NEON's Board of Directors and certain executive officers of NEON are shareholders and/or directors in other companies with which NEON has business relationships. Transactions between NEON and these other companies are described below.

Peregrine/Bridge Transfer Corporation

Distribution Agreement. NEON entered into a distribution agreement with Peregrine/Bridge Transfer Corporation ("PBTC"), a database software company, in January 1996. In December 1998, NEON amended its distribution agreement with Peregrine/Bridge Transfer Corporation under which PBTC granted NEON an exclusive, worldwide license to market and sublicense PBTC's only products, its Enterprise Subsystem Management products. The amended distribution agreement has an initial term through March 31, 2004. The agreement also provides that NEON pay royalties for the license of products and for maintenance and support and upgrade services equal to 50% of the revenues received by NEON. The terms of this agreement provide that NEON will pay PBTC a minimum advance royalty of $250,000 per quarter during fiscal year 2000, $500,000 per quarter during fiscal year 2001, $750,000 per quarter during fiscal year 2002, $1,000,000 per quarter during fiscal year 2003 and $1,250,000 per quarter during fiscal year 2004, for an aggregate payment of $15 million. This royalty payment is recorded as a prepaid expense and offset by 50% of NEON's sales of PBTC products. NEON incurred royalty expense of $1,454,458 and $1,588,000 for the twelve months ended March 31, 2002 and 2001, respectively to PBTC.

The amended Distribution Agreement also provides that PBTC will reimburse NEON for the amount of unearned royalty advances when the Agreement terminates in 2004. The balance of the unearned advance payments was $2.1 million at March 31, 2002, and increased to approximately $3.1 million in April 2002. Management believes that while the current and reasonably foreseeable business prospects for revenue received by NEON from licenses and maintenance for PBTC products are expected to be sufficient to offset the unearned advance payments as of March 31, 2002, these revenues may not be sufficient to meet the aggregate future minimum royalties to be paid by NEON to PBTC. As a result, the balance of unearned advance payments may increase substantially by the time the Agreement terminates. PBTC's sole source of income is the royalty payments made by NEON and PBTC has a substantial negative net worth. As a result, PBTC may be unable to repay any unearned advances at the termination of the agreement in 2004.

Services Agreement. NEON also has a services agreement with PBTC pursuant to which PBTC reimburses NEON for PBTC's share of the general and administrative expenses supplied to it by NEON. Such amounts are presented as a reduction of general and administrative expenses in the accompanying consolidated financial statements. The Company revised the services agreement with PBTC in October 2001, as a result of which PBTC's monthly payment to NEON declined from $30,000 per month to $5,000 per month and NEON's services were substantially reduced.

NEON interlocks with Peregrine/Bridge Transfer Corporation. John J. Moores, Charles E. Noell, III and Norris van den Berg, directors of NEON, also serve as directors of PBTC. Wayne E. Webb, Jr., Senior Vice President and General Counsel of NEON, served as the Vice President and General Counsel of PBTC until February of 2002, when he was appointed its President and CEO. On June 1, 2001, Mr. Webb was appointed President and Chief Executive Officer of NEON Systems, Inc., an office he held until Mr. Louis Woodhill assumed those positions. Through his interest in Skunkware, Inc., John J. Moores, Chairman of the NEON Board of Directors, beneficially owns approximately 90% of PBTC. Through their interests in Skunkware, Inc., each of Messrs. Noell, van den Berg and Webb beneficially own approximately 1%, and each of Don Pate, Senior Vice President and General Manager, Enterprise Subsystems Management Division of NEON and Jonathan J. Reed, Vice President, Business Development and Product Marketing of NEON, beneficially own less than 1%, of PBTC. Additionally, Messrs. Noell, Moores and van den Berg serve as directors of Skunkware, Inc.

Scalable Software, Inc.

        Scalable Software, Inc. is a company founded by Louis R. Woodhill. Several members of NEON's Board of Directors and NEON's Chief Executive Officer have a financial interest in Scalable Software. The percentage beneficial ownership of the NEON directors and executive officers who have a financial interest in Scalable Software is set forth below:

             Name                                       Ownership Percentage
             ----                                       --------------------
             Jim Woodhill                                       24.3%
             John J. Moores (and affiliates)                    23.8%
             Louis R. Woodhill                                  16.7%
             Charles E. Noell (and affiliates)                  15.1%
             Peter Schaeffer                                     1.5%
                                                              ------
                 Total                                          81.4%
                                                              ======


        On July 17, 2001, NEON announced that it had entered into a letter of intent to acquire Scalable Software, Inc., a Houston-based provider of software solutions for IT portfolio management. Louis R. Woodhill, NEON's President and CEO, is also a shareholder, director, and the President and Chief Executive Officer of Scalable Software. In connection with the letter of intent, NEON and Scalable Software entered into a Promissory Note dated July 17, 2001, which provided bridge financing to Scalable in a maximum amount of $3.0 million with a maturity date of December 31, 2001, secured by the personal guarantees of John
J. Moores, Louis R. Woodhill and Jim Woodhill. On November 13, 2001, the promissory note was amended to increase the maximum lending limit to $3.5 million with an original maturity date of March 31, 2002, with such increased amount also being guaranteed by Messrs. Moores, Woodhill and Woodhill.

        Due to the interests in Scalable Software of several members of NEON's Board of Directors, the Board of Directors concluded that it would be appropriate to create a Special Committee comprised solely of directors who had no interest in Scalable Software to review the terms of the proposed acquisition. After thorough consideration and discussion by the Special Committee and its advisors, the Special Committee proposed that the payment of the consideration for the proposed acquisition be structured as an earn out, in which the NEON stock to be used as consideration would be placed in escrow subject to release to the Scalable Software shareholders upon Scalable Software's attainment of specified revenue and profitability goals. This proposal was unacceptable to Scalable Software's management and its Board of Directors and was rejected. The status of the proposed acquisition was then discussed at a special meeting of NEON's Board of Directors in December 2001. After thorough consideration and discussion and upon endorsement by the Special Committee, NEON's Board of Directors approved modifications to the proposed terms and conditions for the acquisition such that the transaction would be structured as an option to acquire Scalable Software as discussed below. In addition, NEON also announced on December 21, 2001, that Louis R. Woodhill, its President and Chief Executive Officer, and Jim Woodhill had been appointed to the Board of Directors of NEON. Louis R. Woodhill and Jim Woodhill were both directors and stockholders of Scalable Software and Louis R. Woodhill was also the President and Chief Executive Officer of Scalable Software. As of June 2002, their status as shareholders, directors and as officers of Scalable Software remains unchanged.

         NEON has obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON agreed to provide bridge financing of up to $5.5 million, in addition to the $3.5 million previously loaned to Scalable Software that is secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing has a 36-month term and will not bear interest during the term of the two-year option to acquire Scalable Software. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill for the initial $3.5 million loaned to Scalable Software, the $5.5 million loan will be secured by all of the intellectual property rights of Scalable Software. NEON may exercise the option to acquire Scalable Software at any time during the two-year term, subject to provisions that require NEON to exercise its option within a 30-day window under certain circumstances or forfeit the option. If NEON exercises the option and acquires Scalable Software, each of the approximately 19,400,000 outstanding shares of common stock of Scalable Software will be converted into approximately
0.135 of a share of NEON common stock and outstanding options and warrants to purchase approximately 3,000,000 shares of common stock of Scalable Software will become options and warrants to purchase common stock of NEON on the same conversion basis. If Scalable Software incurs more indebtedness for borrowed money or issues more equity, the exchange ratio will be reduced. Prior to NEON exercising the option to acquire Scalable Software, a Special Committee would be appointed to review the negotiated terms of the proposed acquisition and NEON would seek to obtain a fairness opinion regarding the transaction from a financial advisory firm. The acquisition of Scalable Software will also require approval of the stockholders of NEON and the NEON Board of Directors.

         Scalable Software may exhaust its line of credit from NEON before it is able to generate cash from operations sufficient to sustain its operations. In that event, and if Scalable Software is unable to secure additional financing, it could become the subject of bankruptcy proceedings. If Scalable Software is subject to bankruptcy proceedings, it is possible that the security interests held by NEON in the intellectual property of Scalable Software could be set aside, and NEON could be an unsecured creditor with respect to the $5.5 million loan.

         As noted above, certain member's of NEON's board of directors and executive officers also serve as directors and executive officers of Scalable Software and claim beneficial ownership of approximately 81% of Scalable's common stock. In addition, NEON has an option to acquire all of the outstanding shares of Scalable Software and is currently providing Scalable's primary financing for its operations. Therefore, NEON recognizes 100% of Scalable Software's losses to the extent of advances made in excess of the guaranteed amount. At March 31, 2002, NEON had made total advances of $5.8 million to Scalable Software (including $2.3 million of unguaranteed advances) and recognized an associated loss of $2.1 million.

Sheer Genius Software, Inc.

         On January 3, 2002, NEON entered into a services agreement with Sheer Genius Software, Inc. of Austin, Texas, a company owned by Jim Woodhill. Also, JMI Services, Inc., a private company owned by John J. Moores, NEON's Chairman, is a creditor of Sheer Genius, holding a promissory note dated August 31, 2001 in the amount of $200,000. Under the first project description negotiated for such services agreement, Sheer Genius will provide development services to NEON on a budgeted time and materials basis and will deliver fixed deliverables, consisting primarily of developed source code. The term of the initial project description was six months and the maximum aggregate fees were $480,000. This agreement was recently amended to extend the contract period for an additional three months with additional maximum aggregate fees of $300,000. While NEON is currently Sheer Genius' sole source of income, it is free to solicit other customers. Under the services agreement, all intellectual property created by Sheer Genius in the course of performing the services shall be owned by NEON. Additionally, Sheer Genius will receive a license back of such intellectual property for limited use in the development by Sheer Genius of software that does not compete with software distributed by NEON. The Board of Directors reviewed the terms of the services agreement and project description and approved such agreements following disclosure of the interest of its officers and directors associated with Sheer Genius.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

   NEON leases office space and computer software under operating lease agreements expiring through fiscal 2015. In addition, NEON is obligated to make advances to Scalable Software, Inc. and PBTC. See Note 4 above. The following table summarizes our contractual cash obligations as of March 31, 2002:

                            Fiscal Year Ending March 31

                                    2003           2004           2005          2006          2007      Thereafter    Totals
Operating Leases                 $1,277,774     $1,148,694     $1,140,330     $ 84,519      $14,142     $    --     $3,665,459
Scalable Software                $3,200,000             --             --           --           --          --     $3,200,000
PBTC Royalty Advance             $4,000,000     $5,000,000             --           --           --          --     $9,000,000
Employment Agreements (a)        $  187,011     $  131,798     $  138,513     $142,678           --          --     $  600,000

   (a) On March 29, 2002, NEON entered into an agreement with Mark Cresswell and Peter Cook, as Principals of Lakeview Advisors Corporations (BV1) Limited, to pay Messrs. Cresswell and Cook up to $600,000 to be paid on a quarterly basis over the course of 48 months. The payments to Messrs. Cresswell and Cook are contingent upon their continued employment with NEON. Should either Mr. Cresswell or Mr. Cook leave the employment of NEON, other than being terminated without cause, NEON would be required to only make an additional payment of $50,000, with no additional amounts due under the Agreement.

   Total rent expense under all operating leases was $1,438,597, $2,027,647 and $1,109,047 in the years ended March 31, 2002, 2001 and 2000, respectively.

   NEON has resolved its litigation with New Era of Networks in a confidential settlement that resolved all pending litigation between the parties. NEON received a cash payment of approximately $9.3 million, net of attorney fees, in the fiscal quarter ending September 30, 2001, as a result of this settlement, and is reporting such payment as a non-recurring item. The litigation arose from the fact that a number of organizations, including New Era of Networks, Inc., were utilizing the name "Neon," alone and in combination with other words, as a trademark, a trade name or both. New Era of Networks, which was recently acquired by Sybase, Inc., is also a developer and distributor of middleware and other software products. New Era of Networks had used the acronym "NEON" in its business, was listed on the Nasdaq National Market under the symbol "NEON" and had sought to obtain federal trademarks for products and services whose names include the word "NEON." On December 24, 1998, New Era of Networks filed a complaint against NEON in the United States District Court for the District of Colorado seeking (a) a declaratory judgment that New Era of Networks' use of certain trademarks, including "NEONET," does not infringe NEON's rights or constitute unfair competition and (b) cancellation of NEON's federal trademark registration for NEON. NEON filed an answer denying the material allegations of that complaint. On February 11, 2000, the judge in the Colorado proceeding advised the parties that the court intended to grant summary judgment for cancellation of the federal trademark registration for the "NEON" mark. On June 23, 1999, NEON sued New Era of Networks in District Court in Fort Bend County, Texas, alleging that New Era of Networks' use of "NEON" was in violation of Texas law concerning misappropriation of trade names. In this litigation, NEON sought to enjoin New Era of Networks from using "NEON" as its "nickname," its Nasdaq trading symbol, or in any other manner that is likely to result in confusion in the marketplace or to dilute the meaning or value of NEON's name. NEON's claims were based upon its prior and continuous use of "NEON" as its corporate name. On June 1, 2001, the jury in the Fort Bend County, Texas suit returned a verdict in NEON's favor awarding NEON $14 million in actual damages and $25 million in punitive damages. On June 26, 2001, the judge issued a final judgment confirming the award of actual and punitive damages, and granted a permanent injunction prohibiting New Era from referring to itself as "NEON" in advertising, marketing or other public disclosures; from distributing software that includes one or more occurrences of the "NEON" mark, and within specified time periods to replace documentation, installed code, and advertising materials that include any use of the mark "NEON."

   NEON is involved in no current claims and legal actions other than those arising in the ordinary course of business. In the opinion of management, the ultimate disposition of any of these matters will not have a material adverse effect on NEON's consolidated financial position, results of operations or liquidity.

NOTE 6 - RESTRUCTURING CHARGES AND ASSET WRITE-DOWN CHARGES

   During the year ended March 31, 2002, the Company recorded a restructuring charge of $908,000. These charges related to reductions in the Company's cost structure and corporate reorganization, including reductions in force, and abandonment of leased facilities. These restructuring costs included severance costs of $570,000 and losses from lease commitments of $338,000. Cash paid, for severance costs and leasing expenses during the year ended March 31, 2002, totaled $570,000 and $94,000, respectively. As of March 31, 2002, the Company has included in accrued liabilities $244,000 related to lease commitments included in the restructuring charge.

   NEON has recorded a non-cash charge or $887,000 during the year ended March 31, 2002, related to the write-down of pre-paid royalties and other assets.

NOTE 7 - NOTE RECEIVABLE

   NEON made an advance on a note receivable to Enterworks Software, Inc. in the amount of $2 million. The Enterworks Software loan is a Demand 10% Convertible Promissory Note and was issued under a Convertible Promissory Note and Warrant Agreement dated May 23, 2001 in a second round of financing for Enterworks. The loan accrues interest at 10% per annum and matures on demand made by the holders representing at least 50% of the outstanding principal amount of the Demand Notes. During the year ended March 31, 2002, NEON recorded a reserve of $2 million as a valuation allowance against this note receivable.

NOTE 8 - TREASURY STOCK PURCHASE

   NEON purchased 913,400 shares of its outstanding common stock in a transaction arising from an unsolicited offer. The shares were purchased at a purchase price of $2.90 per share for a total aggregate purchase price of $2,648,860. The shares purchased amounted to approximately 9.5% of NEON's then outstanding shares of common stock.

NOTE 9 -- OPERATIONS BY GEOGRAPHIC LOCATION AND SIGNIFICANT CUSTOMERS

   The table below summarizes selected financial information with respect to NEON's operations by geographic location. NEON's United Kingdom operations accounted for over 80% of total European revenues in fiscal 2002, 2001 and 2000. Neon's U.S. operations accounted for 100% of total North American revenues in fiscal 2002, 2001 and 2000.

   NEON had one customer that represented 10% and two customers who aggregated 14% of consolidated revenue in fiscal 2002, one customer that represented 16% of consolidated revenue in fiscal 2001, and no customers that accounted for 10% or more of consolidated revenue in fiscal 2000.

                                                            Years Ended March 31,
                                                   2002              2001               2000
                                              --------------    --------------     --------------
           Revenues:
           United States                      $   18,411,471    $   22,327,954     $   23,726,805
           United Kingdom                          2,295,000         3,742,093          4,845,891
           Other                                     728,715           553,626          1,146,017
                                              --------------    --------------     --------------
                                              $   21,435,186    $   26,623,673     $   29,718,713
                                              ==============    ==============     ==============

           Operating income (loss):
           United States                      $   (9,457,644)   $   (9,703,253)    $    6,863,868
           United Kingdom                           (774,940)         (597,686)          (864,062)

          Other                                    (252,990)       (1,314,313)          (593,139)
                                             --------------    --------------     --------------
                                             $  (10,485,574)   $  (11,615,252)    $    5,406,667
                                             ==============    ==============     ==============

          Identifiable assets:
          United States                      $   49,697,942    $   58,191,743     $   55,809,380
          United Kingdom                          3,364,754         4,308,145          3,943,498
          Other                                     536,824           878,455            747,279
                                             --------------    --------------     --------------
                                             $   53,599,520    $   63,378,343     $   60,500,157
                                             ==============    ==============     ==============

NOTE 10 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth certain unaudited quarterly information with respect to the Company's results of operations for the fiscal years 2002, 2001 and 2000. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

             (In Thousands, Except Per Share Data)                       2002 Quarter
                                                       ------------------------------------------------
                                                         1/st/        2/nd/        3/rd/         4/th/
                                                       --------      -------      -------       -------
             Revenues                                  $  6,197      $ 4,852      $ 5,073       $ 5,313
             Gross Profit                                 5,122        3,767        4,214         3,195
             Net income (loss)                           (2,410)       5,958       (2,559)       (5,122)
             Earnings (loss) per common share:
              Basic                                    $  (0.25)     $  0.62      $ (0.27)      $ (0.59)
              Diluted                                  $  (0.25)     $  0.59      $ (0.27)      $ (0.59)


                                                                         2001 Quarter
                                                       ------------------------------------------------

                                                         1/st/        2/nd/        3/rd/         4/th/
                                                       --------      -------      -------       -------
             Revenues                                  $  7,625      $ 5,678      $ 6,387       $ 6,933
             Gross Profit                                 6,244        4,664        4,964         5,915
             Net income (loss)                              155       (1,270)      (5,173)         (957)
             Earnings (loss) per common share:
              Basic                                    $   0.02      $ (0.13)     $ (0.55)      $ (0.10)
              Diluted                                  $   0.02      $ (0.13)     $ (0.55)      $ (0.10)


                                                                         2000 Quarter
                                                       ------------------------------------------------

                                                         1/st/        2/nd/        3/rd/         4/th/
                                                       --------      -------      -------       -------
             Revenues                                  $  6,086      $ 6,059      $ 8,919       $ 8,655
             Gross Profit                                 5,719        5,392        7,668         7,736
             Net income                                   1,059          851        1,451         1,543
             Earnings per common share:
              Basic                                    $   0.12      $  0.10      $  0.16       $  0.17
              Diluted                                  $   0.10      $  0.08      $  0.14       $  0.15

NOTE 11 -- MARKETABLE SECURITIES

    NEON considers all highly liquid investments with maturity of three months or less to be cash equivalents.

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

    The following is a summary of marketable securities classified as "available-for-sale" securities as required by SFAS 115 as of March 31, 2001:

                                                                 March 31, 2001
                                                                 --------------
                          Debt Securities:
                              Cost                                 $  819,711
                              Gross unrealized gains (losses)          14,730
                                                                   ----------
                              Estimated fair value                 $  834,441
                                                                   ==========

All marketable securities were sold or matured during the year ended March 31, 2002.

NOTE 12 -- ACQUISITIONS

    On September 29, 1999, NEON completed its acquisition of assets from Beyond Software Inc. The business, headquartered in Santa Clara, California, was acquired for $1,870,000 in cash, plus the assumption of certain liabilities. The acquisition resulted in goodwill of $2.4 million, which is being amortized on a straight-line basis over five years. Goodwill amortization of $478,000 was recognized in both the fiscal years ended March 31, 2002 and 2001.

NOTE 13 -- OTHER ASSETS

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

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Information called for by Item 10 will be set forth under the caption "Election of Directors" in NEON's Proxy Statement with respect to its Annual Meeting of Stockholders to be held in October 2002, which will be filed not later than 120 days after the end of NEON's fiscal year ended March 31, 2002 and which is incorporated herein by this reference.

ITEM 11. Executive Compensation

    Information called for by Item 11 will be set forth under the caption "Executive Compensation" in NEON's Proxy Statement with respect to its Annual Meeting of Stockholders to be held in the third calendar quarter of 2002, which will be filed not later than 120 days after the end of NEON's fiscal year ended March 31, 2002 and which is incorporated herein by this reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

    Information called for by Item 12 will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in NEON's Proxy Statement with respect to its Annual Meeting of Stockholders to be held in the third calendar quarter of 2002, which will be filed not later that 120 days after the end of NEON's fiscal year ended March 31, 2002 and which is incorporated herein by this reference.

ITEM 13. Certain Relationships and Related Transactions

    Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in NEON's Proxy Statement with respect to its Annual Meeting of Stockholders to be held in the third calendar quarter of, 2002, which will be filed not later than 120 days after the end of NEON's fiscal year ended March 31, 2002 and which is incorporated herein by this reference.

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

       Exhibit
       Number          Description
       -------         -----------
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

         3.3+ Amendment to the Amended and Restated Certificate of Incorporation of NEON Systems, Inc. dated May 15, 2002.

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

        10.25*+ Employment Agreement dated January 4, 2002 between NEON Systems, Inc. and Louis R. Woodhill.

        10.26 Amendment to Lease Agreement between Turner Andreac, LLC and NEON Systems, Inc. for office space located at 14100 Southwest Freeway, Suite 500 in Sugar Land, Texas. (incorporated by reference to Exhibit 10.25 to NEON's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 filed on June 29, 2001).

        10.27+*      NEON Systems, Inc. 2002 Stock Plan effective as of
                     March 26, 2002.

        10.28+* NEON Systems, Inc. 2002 Director Option Plan, effective as of March 26, 2002.

        10.29+* Resolutions of the Board of Directors of NEON Systems, Inc. dated January 28, 2002 related to a change in compensation for Louis R. Woodhill.

        10.30+* Offer Letter dated October 11, 2001 between NEON Systems, Inc. and Mark Cresswell.

        10.31+* Asset Purchase Agreement between NEON Systems, Inc. and Lakeview Advisors Corporation (BVI) Limited dated March 29, 2002.

        10.32+ Option Agreement between NEON Systems, Inc. and Scalable Software, Inc., dated June 26, 2002.

        10.33+ Promissory Note between NEON Systems, Inc. and Scalable Software, Inc. dated, June 26, 2002.

        10.34+ Security Agreement between NEON Systems, Inc. and Scalable Software, Inc. dated, June 26, 2002.

        10.35+       Guaranty  Agreement  between  NEON  Systems,  Inc.,  John
                     J. Moores, Louis R. Woodhill and James R. Woodhill, dated June 26, 2002.

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

    (b) Reports on Form 8-K.

    The following reports on Form 8-K were filed during the last quarter of fiscal 2002:

    . A Current Report on Form 8-K was filed on January 3, 2002, which included a copy of a press release announcing that NEON had repurchased 913,400 shares of its outstanding common stock for $2.90 per share.

    . A Current Report on Form 8-K was filed on March 26, 2002, which included a copy of a press release announcing the results of our Annual Meeting.

    (c) The Index to Exhibits filed or incorporated by reference pursuant to
        Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the signature page to this Form 10-K.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders NEON Systems, Inc.:

Under date of June 27, 2002, we reported on the consolidated balance sheets of NEON Systems, Inc. and subsidiaries as of March 31, 2002, and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2002, which are included in the 2002 Annual Report on Form 10-K of NEON Systems, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                 KPMG LLP

Houston, Texas
June 27, 2002

                               NEON SYSTEMS, INC.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            YEAR ENDED MARCH 31, 2002


                                         Additions    Deductions
                                         ---------    ----------
                                                                    Effect
                                          Amounts      Amounts        of
                             Balance at  Charged to    Written     Exchange      Balance
                             Beginning   Operating    Off Against    Rate        at End
      Description             of Year     Expenses    Receivables   Changes      of Year
      -----------            ----------  ----------   -----------  --------      --------
Allowance for Doubtful
 Accounts Receivable         $187,000     $80,000        $   --     $  --        $267,000
                             ========     =======        ======     =====        ========

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEON SYSTEMS, INC.

                                      By: /s/ LOUIS R. WOODHILL
                                          --------------------------------------
                                          Louis R. Woodhill
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: June 27, 2002

                                POWER OF ATTORNEY

    Each person whose signature appears below hereby authorizes and constitutes John J. Moores and Louis R. Woodhill, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.




                       Signatures                                Title                                          Date
                       ----------                                -----                                          ----


                 /s/ JOHN J. MOORES                       Chairman of the Board
---------------------------------------------------
                   John J. Moores

                /s/ LOUIS R. WOODHILL                     Director, President and Chief Executive
---------------------------------------------------       Officer
                   Louis Woodhill

             /s/ JAMES BRADFORD POYNTER                   Chief Financial Officer
---------------------------------------------------
               James Bradford Poynter

                 /s/ PETER SCHAEFFER                      Director
---------------------------------------------------
                   Peter Schaeffer

              /s/ CHARLES E. NOELL III                    Director
---------------------------------------------------
                Charlie E. Noell III

               /s/ NORRIS VAN DEN BERG                    Director
---------------------------------------------------
                 Norris van den Berg

                 /s/ RICHARD HOLCOMB                      Director
---------------------------------------------------
                   Richard Holcomb

                  /s/ GEORGE ELLIS                        Director
---------------------------------------------------
                    George Ellis

                  /s/ JIM WOODHILL                        Director
---------------------------------------------------
                    Jim Woodhill


      Exhibit
       Number                              Description
      -------                              -----------
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

         3.3+ Amendment to the Amended and Restated Certificate of Incorporation of NEON Systems, Inc. dated May 15, 2002.

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

        10.25*+ Employment Agreement dated January 4, 2001 between NEON Systems, Inc. and Louis R. Woodhill.

        10.26 Amendment to Lease Agreement between Turner Andreac, LLC and NEON Systems, Inc. for office space located at 14100 Southwest Freeway, Suite 500 in Sugar Land, Texas. (incorporated by reference to Exhibit 10.25 to NEON's Annual Report on Form 10-K fir the fiscal year ended March 31, 2002, filed on June 29, 2001).

        10.27+*      NEON Systems, Inc. 2002 Stock Plan effective as of March
                     26, 2002.

        10.28+* NEON Systems, Inc. 2002 Director Option Plan, effective as of March 26, 2002.

        10.29+* Resolutions of the Board of Directors of NEON Systems, Inc. dated January 28, 2002 related to a change in compensation for Louis R. Woodhill.

        10.30+* Offer Letter dated October 11, 2001 between NEON Systems, Inc. and Mark Cresswell.

        10.31+* Asset Purchase Agreement between NEON Systems, Inc. and Lakeview Advisors Corporation (BVI) Limited dated March 29, 2002.

        10.32+ Option Agreement between NEON Systems, Inc. and Scalable Software, Inc., dated June 26, 2002.

        10.33+ Promissory Notes between NEON Systems, Inc. and Scalable Software, Inc. dated, June 26, 2002.

        10.34+ Security Agreement between NEON Systems, Inc. and Scalable Software, Inc. dated, June 26, 2002.

        10.35+ Guaranty Agreement between NEON Systems, Inc., John J. Moores, Louis R. Woodhill and James R. Woodhill, dated June 26, 2002.

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