Form 10-K/A
period 2002-03-31
NEON SYSTEMS INC
filed 2002-07-29
CIK 1072978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     This Amendment No. 1 on Form 10-K/A amends Part III of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on June 28, 2002, on behalf of the Registrant.

     Part III of the Original Form 10-K is hereby amended in its entirety to read as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors in fiscal 2002 and as of July 15, 2002 are as follows:

Name                                        Position
----                                        --------
John J. Moores                              Chairman of the Board
Charles E. Noell III                        Director
George Ellis                                Director
Norris van den Berg                         Director
Richard Holcomb                             Director
Peter Schaefer                              Director
Jim Woodhill                                Director
Louis R. Woodhill                           Director, President and Chief
                                             Executive Officer
Don Pate                                    Senior Vice President and General
                                             Manager, Enterprise Subsystems
                                             Management Division
Wayne E. Webb, Jr .                         Senior Vice President and General Counsel
Mark Cresswell                              Vice President and General Manager, Shadow Division
Brent Rhymes                                Vice President and General Manager, iWave Division
Brian D. Helman                             Vice President, Chief Financial Officer and Secretary
Abraham Madha                               Vice President of Strategy

     John J. Moores, age 58, has served as Chairman of our Board of Directors since May 1993. From June 2001 to October 15, 2001, Mr. Moores also served as NEON's Interim CEO. Since December 1994, Mr. Moores has served as owner and Chairman of the Board of the San Diego Padres Baseball Club, L.P. and since September 1991 as Chairman of the Board of JMI Services, Inc., a private investment company. In 1980, Mr. Moores founded BMC Software, Inc., a vendor of system software utilities, and served as its President and Chief Executive Officer until 1986 and as its Chairman of the Board until 1992. Mr. Moores also serves as Chairman of the Board of numerous privately held companies, including Skunkware, Inc. and Scalable Software, Inc. Mr. Moores has also served as a director of Peregrine Systems, Inc., an infrastructure management software company since 1989 and served as its Chairman from March 1990 to July 2000 and again beginning May 6, 2002. From October 1997 until August 2000, Mr. Moores also served as a director of BindView Development Corporation, a systems management software company. Mr. Moores holds a B.S. in Economics and a J.D. from the University of Houston.

     Charles E. Noell, III, age 50, has served as a director since May 1993. Since January 1992, Mr. Noell has served as President and Chief Executive Officer of JMI Services, Inc., and as a General Partner of JMI Partners, L.P., which is the General Partner of JMI Equity Fund, L.P. Since 1992, Mr. Noell has served as a director of Peregrine Systems, Inc. Mr. Noell also serves on the board of numerous privately held companies, including Peregrine/Bridge Transfer Corporation, Scalable Software, Inc. and Skunkware, Inc. Mr. Noell holds a B.A. in History from the University of North Carolina at Chapel Hill and an M.B.A. from Harvard University.

     George H. Ellis, age 53, has served as a director since January 2000. Since October 2001, Mr. Ellis has been the Chief Executive Officer, Chairman and a member of the Board of Directors of AremisSoft Corporation, a global supplier of enterprise-wide applications software. Mr. Ellis also served as executive vice president and chief operating officer of the Communities Foundation of Texas from February 2000 until October 2001. Mr. Ellis served as Chief Financial Officer of Sterling Software, Inc. from 1985 through June 1996, and held a similar position with Sterling Commerce, Inc. from February 1996 through June 1996. From 1996 through 1999, Mr. Ellis was a full time law student and a business consultant providing consulting services to various technology-related companies. During this time he was also a Founder and Managing Director of Chaparral Ventures, Ltd., a Dallas-based venture capital firm focused on electronic commerce investment. Mr. Ellis also currently serves on the Board of Directors of one privately held technology company and is a member of the Board of Advisors to the law school at Southern Methodist University and the Advisory Board of the Entrepreneurs Foundation of North Texas.

Mr. Ellis is a Certified Public Accountant and an attorney in the State of Texas. Mr. Ellis holds a B.S. in Accounting from Texas Tech University and a J.D. from Southern Methodist University.

     Norris van den Berg, age 63, has served as a director since May 1993. Mr. van den Berg has served as a General Partner of JMI Partners, L.P., which is the General Partner of JMI Equity Fund, L.P., since July 1991. Prior to joining JMI, Mr. van den Berg served in various management positions at IBM. Mr. van den Berg also served as a director of Peregrine Systems, Inc. from 1992 until October 2000, and is currently a director of Peregrine/Bridge Transfer Corporation and Skunkware, Inc. Mr. van den Berg holds a B.A. in Philosophy and Mathematics from the University of Maryland.

     Richard Holcomb, age 40, has served as a director since May 1993. In 1995 Mr. Holcomb co-founded HAHT Commerce, an e-commerce application provider, and served as its CEO and Chairman from 1995 until 2001. Prior to 1995, Mr. Holcomb co-founded Q+E Software, a privately held supplier of client/server database access technology, in 1986 and from 1986 through 1994 served as its CEO, President and Chairman. Q+E Software was acquired by Intersolv in 1994. Mr. Holcomb serves on several public advisory boards, including the North Carolina State University Graduate School Board of Advisors, the North Carolina Electronics and Information Technology Association (NCEITA), the Council for Entrepreneurial Development (CED) and is a former appointed member of the North Carolina Information Resources Management Commission. Mr. Holcomb holds a B.S. degree in Computer Science from the University of South Carolina and an M.S. in Computer Science from North Carolina State University.

     Peter Schaeffer, age 46, is NEON's founder and has been a member of our Board of Directors and of our predecessor-in-interest, NEON Systems, Inc., an Illinois corporation, since July 1991. From November 1995 to February 2001, Mr. Schaeffer served as our Chief Technology Officer. From July 1991 to October 1995, Mr. Schaeffer served as our President and Chief Executive Officer. From June 1990 to June 1991, Mr. Schaeffer was employed with Goal Systems International, Inc., a privately held software development company. In 1986, Mr. Schaeffer co-founded MVS Software, a privately held software development company, and was Vice President-Technology of MVS Software until April 1990. Mr. Schaeffer holds a B.S. in Organic Chemistry from the University of Chicago.

     James R. (Jim) Woodhill, age 54, was elected director on December 21, 2001 to fill a vacancy created by the resignation of Michael Bennett in July of 2001. Mr. Woodhill was a co-founder with Mr. Schaeffer of MVS Software, Inc., a mainframe software company that ultimately became part of Computer Associates. Mr. Woodhill was a seed-round investor in Houston-based Mission Critical Software, Inc. and was its VP, Marketing from 1996 to 1998. Mission Critical went public in August of 1999 and was subsequently acquired by NetIQ Corporation in May of 2000. Mr. Woodhill has also been involved as an investor through his wholly-owned company, Mission Critical Software I, Inc. and is a director of the following companies: Scalable Software, Inc., ConfigureSoft, Inc., and Sheer Genius Software, Inc. Jim Woodhill and Louis R. Woodhill are identical twins.

     Louis R. Woodhill, age 54, was elected director on December 21, 2001 to fill a vacancy created by the resignation of Stephen E. Odom in July of 2001. Since October 15, 2001, Mr. Woodhill has served as the President and Chief Executive Officer of NEON Systems, Inc. Mr. Woodhill is also the founder, Chairman, CEO and President of Scalable Software, Inc., a Houston-based provider of software asset lifecycle management tools for Windows networks. Scalable Software was founded in January of 1999 and is headquartered in Houston, Texas. Mr. Woodhill also co-founded in 1998 and is the Chairman of the Board of ConfigureSoft, Inc., a Colorado-based software company that provides configuration management solutions for Windows NT networks. Mr. Woodhill is also involved in a number of start-up software companies as an investor. Prior to forming Scalable Software, Mr. Woodhill was one of the founders of Mission Critical Software, Inc., a leading provider of e-business infrastructure management software, headquartered in Houston, Texas. Mission Critical went public in August of 1999 and was subsequently acquired by NetIQ Corporation in March of 2000. Mr. Woodhill served as the President and CEO of Mission Critical from August of 1995 until May of 1998. Louis Woodhill holds a Bachelor of Science degree in Mechanical Engineering from the Illinois Institute of Technology. Louis Woodhill and Jim Woodhill are identical twins.

     Don Pate, age 47, has served as NEON's Senior Vice President and General Manager, Enterprise Subsystems Management Division since July 2001. Mr. Pate served as Vice President-Worldwide Sales from January 1998 to June 2001 and as NEON's Vice President of International Sales and VP of Worldwide Marketing from November 1996 to January 1998. From October 1989 to November 1996, Mr. Pate served in several sales and sales management positions with BMC Software, Inc., including Manager of International Sales, Sales Operations Manager and Regional Manager. Prior to that, Mr. Pate was a salesman for IBM Corporation. Mr. Pate holds a B.S. in Economics and Psychology from Houston Baptist University.

     Wayne E. Webb, Jr., age 51, served as NEON's interim President from June 2001 to October 15, 2001, replacing Stephen E. Odom who resigned as President of NEON in June 2001. Mr. Webb has served as NEON's Senior Vice President and General Counsel since June 1998. Mr. Webb is also Vice President and General Counsel of Peregrine/Bridge Transfer Corporation. From August 1989 through May 1998, Mr. Webb was a partner in the law firm of Fulbright & Jaworski LLP. Mr. Webb holds a B.S. in Electrical Engineering from Rice University and a J.D. from University of Texas at Austin.

     Mark Cresswell, age 37, has served as NEON's Vice President and General Manager, Shadow Division since October 15, 2001. From 1995 to 2000, Mr. Cresswell served as NEON's managing director of its UK subsidiary, NEON Systems
(UK) Ltd., in London, England. Before returning to NEON in his current position, Mr. Cresswell served as United Kingdom Managing Director for Framesoft, an investment banking software company based in Switzerland. Originally a systems programmer, Mr. Cresswell has held various senior positions with additional high tech organizations prior to joining NEON in 1995. Mr. Cresswell is qualified in Pure and Applied Mathematics from Westcliff College in England.

     Brent Rhymes, age 34, has served as NEON's Vice President and General Manager, iWave Division since June of 2001. Prior to joining NEON, Mr. Rhymes served as Vice President of Enablement Services at NetIQ Corporation from July 2000 to May 2001 and as President/CEO of Software Realization, Inc. from March of 1997 to July of 2000. Mr. Rhymes has held numerous managerial and technical positions at leading companies including IBM (from 1994 to 1997), Microsoft, and Exxon. Mr. Rhymes holds an MBA from the University of St. Thomas and a B.S., with honors, in Computer Science from the University of Tennessee.

     Brian D. Helman, age 32, joined NEON in May 2002 as its Vice President of Finance. On July 2, 2002, Mr. Helman was promoted to the position of Vice President, Chief Financial Officer and Secretary, replacing J. Bradford Poynter who resigned as CFO of NEON on June 30, 2002. Prior to joining NEON, Mr. Helman served as Vice President of Finance and Business Planning for Netspeak Corporation from 1999 until November 2001. NetSpeak was acquired by ADIR Technologies in August 2001. From 1996 to 1999, Mr. Helman served as Netspeak Corporation's Corporate Controller. Prior to joining Netspeak Mr. Helman worked for Deloitte & Touche LLP in Audit Services. Mr. Helman is a certified public accountant and has a Bachelor of Science degree in Finance from the University of Florida.

     Abraham Madha, age 46, joined NEON in January 2002 as its Vice President of Strategy. Mr. Madha also serves as Vice President of Strategy and Product Management for Scalable Software, Inc., a Houston-based provider of software asset lifecycle management tools for Windows networks. Mr. Madha joined Scalable Software in July 2001. Prior to joining Scalable Software, Mr. Madha was Vice President of Product Management for Bindview Corporation, a Houston-based provider of network security management software, from December 2000 to July 2001; Director of E-business and Strategist for BMC Software, a Houston-based independent systems software vendor, from March 1998 to December 2000; and Director of Product Management for Harbinger, a Supply Chain Enablement software vendor. Mr.

Madha has a Bachelor of Science degree in Industrial Technology (Engineering) from the University of Houston.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors, and beneficial owners of more than ten percent (10%) of any class of equity security registered pursuant to the Securities Act of 1933, as amended, make certain filings with the SEC and the Company. We believe, based on information provided to us by the reporting persons, that during the fiscal year ended March 31, 2002, all directors, officers and ten percent (10%) beneficial owners timely complied with such filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth for the fiscal years indicated the compensation earned by our Chief Executive Officer and each of our four most highly compensated executive officers who were serving as officers at the end of the fiscal year ended March 31, 2002 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE (1)


                                                                                        Long-Term Compensation
                                                                           -------------------------------------------
                                                 Annual Compensation                  Awards                Payouts
                                          -------------------------------  -----------------------------  ------------
                                                                                             Securities
Name and                                                     Other Annual    Restricted      Underlying                  All Other
Principal                                 Salary             Compensation  Stock Award(s)   Options/SARs  LTIP Payouts  Compensation
Position                            Year   ($)     Bonus($)      ($)          ($)               (#)            ($)          ($)
-----------                         ----  ------   -------   ------------  --------------   ------------  ------------  ------------
Louis R. Woodhill (2)               2002  112,500  135,000           --             --         400,000             --         --
President and CEO                   2001       --       --           --             --              --             --         --
                                    2000       --       --           --             --              --             --         --

Wayne Webb (3)                      2002  309,999   32,700      717,705             --              --             --         --
Senior Vice President and           2001       --       --           --             --              --             --         --
General Counsel                     2000       --       --           --             --              --             --         --

Don Pate (4)
Senior Vice President and           2002  200,000   97,321(5)        --             --              --             --         --
General Manager, Enterprise         2001  141,667  119,602(5)        --             --          30,000             --         --
Subsystem Management Division       2000  100,000  120,701(5)        --             --              --             --         --

Mark Cresswell (5)                  2002  139,201       --           --             --         200,000             --         --
Vice President and General          2001       --       --           --             --              --             --         --
Manager, Shadow Division            2000       --       --           --             --              --             --         --

Brent Rhymes (6)                    2002  117,173   15,980           --             --          35,000             --         --
Vice President and General          2001       --       --           --             --              --             --         --
Manager, iWave Division             2000       --       --           --             --              --             --         --

----------------------
(1) The compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers that are available generally to all of our salaried employees, and may not include certain perquisites and other personal benefits received by the Named Executive Officers that do not exceed the lesser of $50,000 or ten percent (10%) of any such officer's salary and bonus disclosed in the table.

(2) Mr. Woodhill was appointed President and CEO of NEON on October 15, 2001 but served without compensation until January 1, 2002. In January 2002, the Board paid Mr. Woodhill a bonus of $135,000 for his service in the 3rd fiscal quarter ended December 31, 2001 and Mr. Woodhill's annual compensation for calendar year 2002 was set at $450,000. Mr. Woodhill replaced John J. Moores who served as interim CEO without compensation from June 2001 to October 15, 2002.

(3) Mr. Webb has served as Senior Vice President and General Counsel of NEON Systems since May 1998. In June 2001, Mr. Webb was appointed interim President of NEON Systems, replacing Stephen E. Odom who served as President, CFO and COO from October 2000 to June 2001, Mr. Webb served as interim President, in addition to his position as General Counsel until October 15, 2001. Mr. Webb also served as Senior Vice President and General Counsel of Peregrine/Bridge Transfer Corporation until February 2002 when he was made President and CEO of Peregrine/Bridge Transfer Corporation. Prior to June 2001, Peregrine/Bridge Transfer Corporation paid Mr. Webb's salary and bonus. In June 2001, Mr. Webb's annual compensation with NEON was set at $360,000 with an annual bonus of $80,000. In January 2002, Mr. Webb's annual compensation was set at $400,000 with an annual bonus of $40,000. In August 2001, Mr. Webb was paid a one-time bonus of $700,000 in recognition of the efforts Mr. Webb put into the litigation between NEON and New Era of Networks, for which NEON received a net cash settlement of $9.96 million in fiscal quarter ended September 30, 2001.

(4) Mr. Pate resigned effective as of July 15, 2002. The entire portion of the amount listed as bonus is sales commission paid during the applicable year.

(5) Mr. Cresswell joined NEON UK Ltd, our UK subsidiary, in October 2001 and was paid by Neon UK Ltd. until December 31, 2001. On October 15, 2001, Mr. Cresswell's annual salary was set at $300,000. In addition, pursuant to the terms of his offer letter with NEON, NEON acquired Mr. Cresswell's interest in the assets of Lakeview Advisors Corporation (BVI) Limited, a company formed in the British Virgin Islands, of which Mr. Cresswell is a principal. See Item 13 Certain Relationships and Related Transactions. In lieu of a bonus program, Mr. Cresswell will receive an aggregate amount of $400,000 paid in equal quarterly payments of $25,000 over a four year period as a result of this transaction. When NEON begins making such payments to Lakeview Advisors Corporation (BVI) Limited, such payments will be expensed as compensation to Mr. Cresswell.

(6) Mr. Rhymes joined NEON in May 2001. Mr. Rhymes annual salary was set at $135,000 and he may earn an annual bonus of $50,000 if he meets certain objectives set by the CEO.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth each grant of stock options made during the fiscal year ended March 31, 2002 to the Named Executive Officers:

                                                                                          Potential Realizable Value
                                                                                          At Assumed Annual Rates of
                          Number of      Percent of Total                                  Stock Price Appreciation
                         Securities     Options Granted to  Exercise or                       For Option Term (4)
                         Underlying        Employees in     Base Price    Expiration     ------------------------------
     Name              Options Grants    Fiscal Year (1)    ($/Sh) (2)     Date (3)        5% ($)         10% ($)
     ----              --------------   ------------------  -----------   -----------    ------------------------------
Louis R. Woodhill(5)      400,000            20.5%              $5.97       1/28/12      1,501,800       3,805,857

Wayne Webb                     --             0.0%                 --           --             --              --

Don Pate (6)                   --             0.0%                 --           --             --              --

Mark Cresswell            200,000            10.2%              $3.56      10/15/11        447,773       1,134,745

Brent Rhymes               35,000             1.8%              $5.28       5/30/11        116,220         294,524

--------------------

(1) Based on a total of 1,591,980 options granted during the fiscal year ended March 31, 2002. During the fiscal year ended March 31, 2002, 1,306,637 outstanding options were forfeited.

(2) The option exercise price for the common stock is based on the fair market value on the date of grant as determined pursuant to the terms of the 1999 Long-Term Incentive Plan.

(3) Options granted have a ten-year term and vest over a four-year period with one-fourth of the options vesting one year from the date of grant and one forty-eighth of the options vesting each month thereafter. Options may terminate before their expiration date upon death, disability or termination of employment of the optionee.

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

(5) The options granted to Mr. Woodhill were granted on December 21, 2001, and vest over a four-year period with one fourth of the options vesting on October 15, 2002, and one forty-eighth of the options vesting each month thereafter.

(6)  Mr. Pate resigned from the Company on July 15, 2002.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table sets forth, for each of the Named Executive Officers, information concerning the number of shares received during fiscal 2002 upon exercise of options and the aggregate dollar amount received from such exercise, as well as the number and value of securities underlying unexercised options held on March 31, 2002.

                                                     Number of Securities          Value of Unexercised
                                                    Underlying Unexercised         In-the-Money Options
                                                          Options at                at Fiscal Year-End
                         Shares          Value        Fiscal Year-End(#)                  ($)(1)
                      Acquired On      Realized  ----------------------------   ----------------------------
Name                  Exercise(#)         ($)    Exercisable    Unexercisable   Exercisable    Unexercisable
----                  -----------      --------  -----------    -------------   -----------    -------------
Louis R. Woodhill         --              --            --        400,000            --          812,000

Wayne Webb                --              --        47,780             --       296,236               --

Don Pate(2)               --              --       109,000         33,750       430,434           31,641

Mark Cresswell            --              --            --        200,000            --          888,000

Brent Rhymes              --              --            --         35,000            --           95,200

--------------------
(1) Based on the difference between the option exercise price and the closing sale price of $8.00 of our common stock as reported on the Nasdaq National Market on March 28, 2002, the last trading day of our 2002 fiscal year, multiplied by the number of shares underlying the options.

(2) Mr. Pate resigned from the Company on July 15, 2002. All of Mr. Pate's stock options will terminate on October 13, 2002.

COMPENSATION OF DIRECTORS

During fiscal 2002, each of our non-employee directors was monetarily compensated for serving as a member of our Board of Directors effective January 1, 2002. From such date each of the non-employee directors received a fee of $1,000 for each of the board meetings and committee meetings that they attended. In addition, George Ellis received a fee of $1,000 for each of the seven board meetings and two Audit Committee meetings he attended prior to January 28, 2002 pursuant to a letter agreement. On July 17, 2001, NEON entered into a letter of intent to acquire Scalable Software, Inc. Several members of NEON's Board of Directors have a financial interest in Scalable Software. Therefore, on July 17, 2001, the Board of Directors formed a Special Committee composed solely of directors who have no interest in Scalable Software to review the terms of the acquisition. In July 2001, we authorzied paying each of the members of our Special Committee a fee of $1,000 per committee meeting attended. The Special Committee met 12 times in the fiscal year ended March 31, 2002.

In 1999 we adopted the Stock Option Plan for Non-Employee Directors for compensation of our non-employee directors and reserved 100,000 shares of our common stock for issuance thereunder. Under such plan, all current non-employee directors on the Board of Directors (other than Peter Schaeffer) have each been granted an option to purchase 7,500 shares of our common stock in connection with his appointment to our Board. The options granted under the Stock Option Plan for Non-Employee Directors vest equally in 33 1/3% increments on the date of each successive annual meeting during the three-year period following the date of grant. Other non-employee directors who join our Board of Directors would receive identical options to purchase 7,500 shares of NEON common stock exercisable at the fair market value of the common stock at the close of business on the date immediately preceding the date of grant.

On March 26, 2002, the 2002 Director Option Plan was approved by our stockholders to replace the Stock Option Plan for Non-Employee Directors. Each current non-employee director who was serving on the Board of Directors immediately following the Annual Meeting of Stockholders scheduled for March 26, 2002 and who served on the Board of Directors in any of the last three fiscal years ended March 31, 2001, will receive a one-time initial "Election" option grant to purchase 12,500 shares of common stock for each of such three previous fiscal years, up to a maximum grant of 37,500 shares of common stock of NEON. Non-employee directors subsequently joining the Board of Directors, whether by appointment or election, will also receive a one-time initial "Election" option grant to purchase 12,500 shares of common stock under the 2002 Director Option Plan.

Additionally, all non-employee directors serving on the Board of Directors of NEON immediately following any subsequent annual meeting of stockholders after the adoption of the 2002 Director Option Plan who have served as a director of NEON for at least the preceding six months will receive an "Annual" grant of an option to purchase 12,500 shares of common stock under the 2002 Director Option Plan. The Election options granted under the 2002 Director Option Plan vest equally in quarterly increments during the three-year period following the date of grant. The Annual options granted will vest equally in quarterly increments during a two-year period following the date of grant.

All stock options granted pursuant to the Stock Option Plan for Non-Employee Directors and 2002 Director Option Plan are and will be nonqualified stock options and will remain exercisable for a period of ten years from the date of grant or, if sooner, six months after the option holder ceases to be a director of NEON. In the event of a change in control of NEON or certain other significant events, all options outstanding under the Stock Option Plan for Non-Employee Directors would terminate, provided that immediately before the effective date of such transaction each holder of an outstanding option under the Stock Option Plan for Non-Employee Directors would be entitled to purchase the total number of shares of common stock that such option holder would have been entitled to purchase during the entire remaining term of the option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Moores, Noell, van den Berg, and Holcomb served on NEON's Compensation Committee during fiscal 2002 and are continuing to serve on that committee. These individuals currently do not serve as officers or employees of NEON. Mr. Moores served as interim CEO from June 2001 to October 15, 2001 during which time no Compensation Committee meetings were held. Other than Mr. Moores, none of these directors have served as officers or employees of NEON or any of its subsidiaries prior to or while serving on NEON's Compensation Committee. The following sets forth interlocks involving the executive officers and directors of NEON.

NEON interlocks with Peregrine/Bridge Transfer Corporation. Mr. Noell and Mr. van den Berg serve as directors of Peregrine/Bridge Transfer Corporation. Mr. Webb has served as Vice President and General Counsel of both NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation since May 1998, for which Mr. Webb received an annual salary of $246,667 and a $77,167 bonus in fiscal year ended March 31, 2001 and an annual salary of $226,667 and a $47,7423 bonus in fiscal year ended March 31, 2000 from Peregrine/Bridge Transfer Corporation. On June 1, 2001, Mr. Webb was appointed the interim President of NEON Systems, Inc. at an annual salary of $360,000 and an $80,000 bonus to be received from NEON Systems, Inc. On October 15, 2001, Mr. Webb resigned his interim position as President of NEON and returned to his role as Senior Vice President and General Counsel of NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation. On March 4, 2002, Mr. Webb was appointed the President and CEO of Peregrine/Bridge Transfer Corporation. Mr. Webb retains his position as Senior Vice President and General Counsel of NEON Systems, Inc. and NEON Systems, Inc. continues to pay his salary and bonus, which was increased to $400,000 annually with a $40,000 bonus on January 1, 2002. Through his interest in Skunkware, Inc., Mr. Moores beneficially owns approximately 90% of Peregrine/Bridge Transfer Corporation. Through their interests in Skunkware, Inc., each of Messrs. Noell, van den Berg and Webb beneficially own approximately 1%, and each of Messrs. Pate and Reed beneficially own less than 1%, of Peregrine/Bridge Transfer Corporation. See
Item 13 "Certain Relationships and Related Transactions - Peregrine/Bridge Transfer Corporation."

NEON interlocks with Skunkware, Inc. Messrs. Noell, Moores and van den Berg serve as the directors of Skunkware, Inc., the sole stockholder of Peregrine/Bridge Transfer Corporation. Mr. Moores beneficially owns approximately 90% of Skunkware, Inc. Each of Messrs. Noell, van den Berg and Webb beneficially own approximately 1%, and each of Messrs. Pate and Reed beneficially own less than 1%, of Skunkware, Inc.

NEON interlocks with Scalable Software, Inc. On December 21, 2001, NEON announced that it had entered into a non-binding term sheet to be granted a two-year option to acquire Scalable Software, Inc., a privately held Houston-based provider of software asset lifecycle management tools for Windows networks. This term sheet reflected a revision by NEON and Scalable Software of NEON's previously announced plan to acquire Scalable Software. In addition, NEON also announced that Louis R. Woodhill, its Chief Executive Officer, and Jim Woodhill had been appointed to the Board of Directors of NEON. On June 26, 2002, NEON entered into an Agreement and Plan of Merger which documented the grant of the two-year option to acquire Scalable Software as outlined therein. Louis Woodhill is a founder of Scalable Software, Inc. and both Louis and Jim Woodhill serve on Scalable Software's Board of Directors, together with John J. Moores, Peter Schaeffer and Charles E. Noell, III. Louis Woodhill is also founder and chairman of the board of ConfigureSoft, Inc., a Colorado-based software company that provides configuration management solutions for Windows NT networks and he currently continues to serve as the Chief Executive Officer of Scalable Software. See Item 13 "Certain Relationships and Related Transactions
- Scalable Software, Inc."
                                    Page 11

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The percentage of shares owned provided in the table is based on 8,689,477 shares outstanding as of July 15, 2002. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The determination of whether these persons have sole voting and investment power is based on information provided by them. In computing an individual's beneficial ownership, the number of shares of common stock subject to options held by that individual that are exercisable within 60 days of July 15, 2002 are also deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person.

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 15, 2002 by:


o Louis R. Woodhill, our Chief Executive Officer, and each of the four other most highly compensated individuals who served as our executive officers at fiscal year end (the "Named Officers");

o        each of our directors;

o all individuals who serve as directors or executive officers as a group; and each person who is known by us to own beneficially more than 5% of our common stock.

                                                      Shares Beneficially Owned
                                                      -------------------------
Directors, Officers and 5% Stockholders               Number          Percent(1)
---------------------------------------               ------          ----------
Louis R. Woodhill (2)                                  15,000              *
Wayne Webb (3)                                         73,060              *
Don Pate (4)                                          109,000            1.6%
Mark Cresswell                                             --              *
Brent Rhymes(5)                                        10,937              *
John J. Moores (6)                                  3,651,842           42.0%
Charles E. Noell, III (7)                             226,969            2.6%
Norris van den Berg (8)                               103,660            1.2%
Jim Woodhill (9)                                       92,885            1.1%
Peter Schaeffer                                       361,335            4.2%
Richard Holcomb (10)                                   27,245              *
George H. Ellis (11)                                    7,500              *
All executive officer and directors as a group
(15 Persons) (12)                                   4,679,433           53.8%
--------------
 *  Less than 1%

(1) The percentage of ownership calculation is based on 8,689,477 shares issued and outstanding on July 15, 2002.

(2)  Includes 15,000 shares of common stock held by the Woodhill Foundation.

(3) Includes 47,780 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable within 60 days of July 15, 2002

(4) Includes 109,000 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 15, 2002.

(5) Includes 10,937 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable within 60 days of July 15, 2002.

(6) Includes 744,265 shares of common stock owned by various family trusts for which Mr. Moores serves as trustee, as to which Mr. Moores disclaims beneficial ownership. Includes 10,000 shares of common stock owned by JMI Services, Inc. Also includes 5,000 shares of common stock issuable upon exercise of outstanding options that are presently exercisable or will become exercisable within 60 days of July 15, 2002. Mr. Moores address is c/o JMI, Inc., 12680 High Bluff Dr., Suite 200, San Diego, CA 92130.

(7) Includes 5,000 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 15, 2002.

(8) Includes 98,660 shares of common stock owned by a family trust. Includes 5,000 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 15, 2002.

(9) Includes 15,000 shares of common stock held by the Woodhill Foundation and 11,685 shares held as trustee for a dependent.

(10) Includes 18,800 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 15, 2002.

(11) Includes 7,500 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 15, 2002.

(12) Includes 752,918 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 15, 2002.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of March 31, 2002 about NEON's common stock that may be issued upon the exercise of options, warrants and rights under all of its existing equity compensation plans, including the 1993 Stock Plan, the 1999 Long-Term Incentive Plan, the 2002 Stock Plan, the 1999 Stock Option Plan for Non-Employee Directors and the 2002 Director Option Plan. There are no compensation plans that have not been previously approved by the stockholders of NEON Systems, Inc.


                                        Equity Compensation Plan Information
---------------------------------------------------------------------------------------------------------------------
                                        (a)                         (b)                            (c)
---------------------------- -------------------------- ---------------------------- --------------------------------
       Plan category          Number of securities to    Weighted-average exercise   Number of securities remaining
                              be issued upon exercise      price of outstanding       available for future issuance
                              of outstanding options,      options, warrants and        under equity compensation
                                warrants and rights               rights               plans (excluding securities
                                                                                         reflected in column (a)
---------------------------- -------------------------- ---------------------------- --------------------------------
Equity  compensation plans(1)
approved by security holders         2,770,344                    $8.5348                       2,357,421
---------------------------- -------------------------- ---------------------------- --------------------------------
Equity compensation plans
not approved by security                    -0-                       -0-                              -0-
holders
---------------------------- -------------------------- ---------------------------- --------------------------------

           Total                     2,770,344                    $8.5348                       2,357,421
---------------------------- -------------------------- ---------------------------- --------------------------------

(1) EMPLOYEE STOCK OPTION PLANS

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

    On January 28, 2002, the Board of Directors adopted the 2002 Director Option Plan. The 2002 Director Option Plan is intended to replace the Stock Option Plan for Non-Employee Directors, which the Board of Directors terminated after approval of the 2002 Director Option Plan. The Board of Directors has reserved a maximum of 250,000 shares of NEON common stock for issuance under the 2002 Director Option Plan plus (a) any shares of NEON common stock which had been reserved but not issued under the Stock Option Plan for Non-Employee Directors as of the date of stockholder approval of the 2002 Director Option Plan, (b) any shares of NEON common stock returned to the Stock Option Plan for Non-Employee Directors as a result of termination of options or repurchase of shares issued under the Stock Option Plan for Non-Employee Directors, and (c) annual increases on the first day of each fiscal year, beginning on April 1, 2003, equal to the lesser of (i) 2% of the outstanding shares of NEON common stock on such date or
(ii) an amount determined by our Board of Directors. On March 26, 2002, the stockholders of NEON approved the 2002 Director Option Plan at the NEON Annual Meeting of Stockholders. At the conclusion of the April 5th reconvened Annual Meeting, options to purchase 187,500 of the available 305,000 share option pool were issued as initial options to Non-Employee Directors who had served in any of the previous three fiscal years as previously disclosed in the proxy statement for the fiscal year ended March 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Members of NEON's Board of Directors and certain executive officers of NEON are shareholders and/or directors in other companies, with which NEON has business relationships. Transactions between NEON and these other companies are described below.

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

Services Agreement. NEON also has a services agreement with PBTC pursuant to which PBTC reimburses NEON for PBTC's share of the general and administrative expenses supplied to it by NEON. Such amounts are presented as a reduction of general and administrative expenses in the accompanying consolidated financial statements. The Company revised the services agreement with PBTC in October 2002, as a result of which PBTC's monthly payment to NEON declined from $30,000 per month to $5,000 per month and NEON's services were substantially reduced. Due to the timing of cash payments between the two parties related to the distributor agreement and the services agreement described above, NEON had accounts receivable (payable)-related party of nil, as of March 31, 2002 and March 31, 2001.

NEON interlocks with Peregrine/Bridge Transfer Corporation. John J. Moores, Charles E. Noell, III and Norris van den Berg, directors of NEON, also serve as directors of PBTC. Wayne E. Webb, Jr., Senior Vice President and General Counsel of NEON, served as the Vice President and General Counsel of PBTC until February of 2002, when he was appointed the President and CEO. On June 1, 2001, Mr. Webb was appointed President and Chief Executive Officer of NEON Systems, Inc., an office he held until Mr. Louis Woodhill assumed those positions. Through his interest in Skunkware, Inc., John J. Moores, Chairman of the NEON Board of Directors, beneficially owns approximately 96% of PBTC. Through their interests in Skunkware, Inc., each of Messrs. Noell, van den Berg and Webb beneficially own approximately 1%, and each of Don Pate, Senior Vice President and General Manager, Enterprise Subsystems Management Division of NEON and Jonathan J. Reed, Vice President, Business Development and Product Marketing of

NEON, beneficially own less than 1%, of PBTC. Additionally, Messrs. Noell, Moores and van den Berg serve as directors of Skunkware, Inc.

Scalable Software, Inc.

Scalable Software, Inc. is a company founded by Louis R. Woodhill, NEON's President and Chief Executive Officer. Several members of NEON's Board of Directors and NEON's Chief Executive Officer have a financial interest in Scalable Software. The percentage beneficial ownership of the NEON directors and executive officers who have a financial interest in Scalable Software is set forth below:

Name                                                  Ownership Percentage,
----                                                  ---------------------
Jim Woodhill                                                 24.3%
John J. Moores (and affiliates)                              23.8%
Louis R. Woodhill                                            16.7%
Charles E. Noell (and affiliates)                            15.1%
Peter Schaeffer                                               1.5%
                                                             -----
    Total                                                    81.4%
                                                             =====

On July 17, 2001, NEON announced that it had entered into a letter of intent to acquire Scalable Software, Inc., a Houston-based provider of client effectiveness management tools for Windows networks. Louis R. Woodhill, NEON's President and CEO, is also a shareholder, director, President and CEO of Scalable Software. In connection with the letter of intent, NEON and Scalable Software entered into a Promissory Note dated July 17, 2001, which provided bridge financing to Scalable in a maximum amount of $3.0 million with a maturity date of December 31, 2001, secured by the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill. On November 13, 2001, the promissory note was amended to increase the maximum lending limit to $3.5 million with an original maturity date of March 31, 2002, with such increased amount also being guaranteed by Messrs. Moores, Woodhill and Woodhill.

Due to the interests in Scalable Software by several members of NEON's Board of Directors, the Board of Directors concluded that it would be appropriate to create a Special Committee comprised solely of directors who have no interest in Scalable Software to review the terms of the proposed acquisition. After thorough consideration and discussion by the Special Committee and its advisors, the Special Committee proposed that the payment of the consideration for the proposed acquisition be structured as an earn out, in which the NEON stock to be used as consideration would be placed in escrow subject to release to the Scalable Software shareholders upon Scalable Software's attainment of specified revenue and profitability goals. This proposal was unacceptable to Scalable Software's management and Board of Directors and was rejected. The status of the proposed acquisition was then discussed at a special meeting of NEON's Board of Directors in December 2001. After thorough consideration and discussion and upon endorsement by the Special Committee, NEON's Board of Directors approved modifications to the proposed terms and conditions for the acquisition such that the transaction would be structured as an option to acquire Scalable Software as discussed below. In addition, NEON also announced on December 21, 2001, that Louis R. Woodhill, its President and Chief Executive Officer, and Jim Woodhill had been appointed to the Board of Directors of NEON. Louis R. Woodhill and Jim Woodhill were both directors and shareholders of Scalable Software and Louis R. Woodhill was also the President and Chief Executive Officer of Scalable Software. As of June 2002, their status as shareholders, directors and as officers of Scalable Software remains unchanged.

NEON has obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON agreed to provide bridge financing of up to $5.5 million, in addition to the $3.5 million previously loaned to Scalable Software that is secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing has a 36-month term and will not bear interest during the term of the two-year option to acquire Scalable Software. After the expiration of the Option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill for the initial $3.5 million loaned to Scalable Software, the $5.5 million loan will be secured by all of the intellectual property rights of Scalable Software. NEON may exercise the Option to acquire Scalable Software at any time during the two-year term, subject to provisions that require NEON to exercise its Option within a 30-day window under certain circumstances or forfeit the Option. If NEON exercises the Option and acquires Scalable Software, each of the approximately 19,400,000 outstanding shares of common stock of Scalable Software will be converted into approximately 0.135 of a share of NEON common stock and outstanding options and warrants to purchase approximately 3,000,000 shares of common stock of Scalable Software will become options and warrants to purchase common stock of NEON on the same conversion basis. If Scalable Software incurs more indebtedness for borrowed money or issues more equity, the exchange ratio will be reduced. Prior to NEON exercising the Option to acquire Scalable Software, a Special Committee would be appointed to review the negotiated terms of the proposed acquisition and NEON would seek to obtain a fairness opinion regarding the transaction from a financial advisory firm. The acquisition of Scalable Software will also require approval of the shareholders of NEON and the NEON Board of Directors.

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

Sheer Genius Software, Inc.

On January 3, 2002, NEON entered into a services agreement with Sheer Genius Software, Inc. of Austin, Texas, a company owned and controlled by Jim Woodhill and JMI Services, Inc., a private company owned by John J. Moores, NEON's Chairman. Under the first project description negotiated for such services agreement, Sheer Genius will provide development services to NEON on a budgeted time and materials basis and will deliver fixed deliverables, consisting primarily of developed source code. The term of the initial project description was six months and the maximum aggregate fees were $480,000. This agreement was recently amended to extend the contract period for an additional three months with additional maximum aggregate fees of $300,000. While NEON is currently Sheer Genius' sole source of income, it is free to solicit other customers. Under the services agreement, all intellectual property created by Sheer Genius in the course of performing the services is owned by NEON. However, Sheer Genius will receive a license back of such intellectual property for limited use in the development by Sheer Genius of software that does not compete with software distributed by NEON. The Board of Directors reviewed the terms of the services agreement and project description and approved such agreements following disclosure of the interest of its officers and directors associated with Sheer Genius.

Lakeview Advisors Corporation (BVI) Limited

         On March 29, 2002, NEON entered into an Asset Purchase Agreement with Lakeview Advisors Corporation (BVI) Limited, an entity formed under the laws of the British Virgin Islands, to acquire all of the assets relating to certain software formerly owned by Socato Ltd for a purchase price of $600,000 in the form of the promissory note to be paid over the course of 48 months. No payments were due under the promissory note in the fiscal year ended March 31, 2002. This acquisition fulfilled certain requirements required by NEON's offer of employment to Mark Cresswell, NEON's Vice President and General

Manager of the Shadow Division, dated October 11, 2001. Mr. Cresswell is a Principal in Lakeview Advisors Corporation (BVI) Limited.

Other Directorships

Members of our Board of Directors also serve as officers or directors of other software or computing companies. NEON and such companies, despite each being software companies, are not sufficiently similar in their operations to be competitors. We do not believe that the concurrent service of our directors as officers and/or directors of the entities listed in their biographical descriptions poses potential conflicts of interest.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NEON SYSTEMS, INC.

                                     By: /s/ LOUIS R. WOODHILL
                                         ---------------------------------------
                                         Louis R. Woodhill
                                         PRESIDENT AND
                                         CHIEF EXECUTIVE OFFICER

Date: July 29, 2002