Form 10-Q
period 2002-06-30
NEON SYSTEMS INC
filed 2002-08-14
CIK 1072978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

        [X]   QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to

                         Commission File Number: 0-25457

                               NEON Systems, Inc.
             (Exact name of Registrant as specified in its charter)

           Delaware                                      76-0345839
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
 incorporation or organization)

  14100 Southwest Freeway, Suite 500,                      77478
            Sugar Land, Texas                            (zip code)
(Address of principal executive offices)

                                 (281) 491-4200
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
  Title of Each Class                          on which registered
  -------------------                         ----------------------
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

     The number of shares of the registrant's common stock outstanding as of July 15, 2002, was 8,689,477.

                               NEON SYSTEMS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                                                               PAGE
PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 2002 and March 31, 2002                                       3

          Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and 2001               4

          Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2002 and 2001               5

          Condensed Notes to Consolidated Financial Statements                                                  6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                           24

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                    24

Item 2.   Changes in Securities and Use of Proceeds                                                            24

Item 3.   Defaults Upon Senior Securities                                                                      25

Item 4.   Submission of Matters to a Vote of Security Holders                                                  25

Item 5.   Other Information                                                                                    25

Item 6.   Exhibits and Reports on Form 8-K                                                                     28

SIGNATURES                                                                                                     29



PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                               JUNE 30, 2002       MARCH 31, 2002
                                                                          ---------------------  ----------------
                                                                               (UNAUDITED)
                                     ASSETS

                  CURRENT ASSETS:
                     Cash and cash equivalents                               $    30,600           $     34,506
                     Accounts receivable, net                                      2,902                  4,650
                     Taxes receivable                                              1,066                  1,054
                     Deferred income taxes                                           608                    608
                     Prepaid royalty (related party, Note 7)                       2,950                  2,128
                     Other current assets                                            937                  1,005
                                                                             -----------            -----------
                        Total current assets                                      39,063                 43,951
                                                                             -----------            -----------

                  Property and equipment, net                                      2,139                  2,171
                  Note receivable, net (related party, Note 7)                     3,500                  3,702
                  Intangible assets, net                                           3,347                  3,713
                  Other assets                                                        53                     63
                                                                             -----------            -----------
                         Total assets                                        $    48,102            $    53,600
                                                                             ===========            ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

                  CURRENT LIABILITIES:
                     Accounts payable                                        $       418            $       297
                     Accrued expenses                                              1,411                  2,204
                     Deferred revenue                                              6,881                  8,174
                                                                             -----------            -----------
                        Total current liabilities                                  8,710                 10,675
                                                                             -----------            -----------

                  STOCKHOLDERS' EQUITY:
                  Preferred stock, $.01 par value. Authorized
                    10,000,000 shares; no shares issued and outstanding                --                    --
                  Common stock, $.01 par value. Authorized
                    30,000,000 shares; 8,684,477 and 8,674,953 shares
                    issued and outstanding at June 30, 2002 and
                    March 31, 2002, respectively                                      96                     96
                  Additional paid-in capital                                      51,236                 51,233
               Treasury Stock, 913,400 shares at cost                             (2,649)                (2,649)
                  Accumulative other comprehensive income (loss)                    (446)                  (475)
                  Unearned portion of deferred compensation                           --                    (26)
                  Accumulated deficit                                             (8,845)                (5,254)
                                                                             -----------            -----------
                         Total stockholders' equity                               39,392                 42,925
                  Commitments and contingencies (Note 5)
                                                                             -----------
                         Total liabilities and stockholders' equity          $    48,102            $    53,600
                                                                             ===========            ===========


     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED JUNE 30,
                                                         ------------------------------------------
                                                                2002                   2001
                                                         -------------------    -------------------
Revenues:
   License                                                     $     2,245            $     3,774
   Maintenance                                                       2,877                  2,423
                                                               -----------            -----------
     Total revenues                                                  5,122                  6,197

Cost of revenues:
   Cost of licenses                                                    549                    499
   Cost of maintenance                                                 567                    576
                                                               -----------            -----------
     Total cost of revenues                                          1,116                  1,075
                                                               -----------            -----------

Gross profit                                                         4,006                  5,122
                                                               -----------            -----------

Operating expenses:
  Sales and marketing                                                3,241                  4,109
  Research and development                                           1,579                  1,783
  General and administrative                                         1,239                  1,930
  Restructuring costs                                                 (138)                    --
  Amortization of goodwill                                              --                    120
                                                               -----------            -----------
   Total operating expenses                                          5,921                  7,942
                                                               -----------            -----------

Operating loss                                                      (1,915)                (2,820)

Interest and other income, net                                         142                    410
Equity loss in affiliate                                            (1,245)                    --
Valuation allowance on note receivable                                (573)                    --
                                                               -----------            -----------
  Loss before income taxes                                          (3,591)                (2,410)

Provision for income taxes                                              --                     --
                                                               -----------            -----------
   Net loss                                                    $    (3,591)           $    (2,410)
                                                               ===========            ===========

Net loss per share:
   Basic                                                       $     (0.41)           $     (0.25)
                                                               ===========            ===========
    Diluted                                                    $     (0.41)           $     (0.25)
                                                               ===========            ===========

Shares used in computing net loss per share:
   Basic                                                             8,682                  9,525
                                                               ===========            ===========
   Diluted                                                           8,682                  9,525
                                                               ===========            ===========

      SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED JUNE 30,
                                                                   2002                   2001
                                                                  -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $     (3,591)          $    (2,410)
  Adjustments  to reconcile  net loss to net cash
    used in operating activities:
     Depreciation and amortization                                         538                   539
     Non-cash compensation expense                                          26                    97
     Amortization of goodwill                                               --                   120
    Equity loss in affiliate                                             1,245                    --
      Valuation allowance on note receivable                               573                    --
     Increase (decrease) in cash resulting from changes in
       operating assets and liabilities:
      Accounts receivable                                                1,893                 1,348
       Other current assets                                                 80                   370
       Prepaid royalty (related party, Note 7)                            (822)                 (588)
       Other assets                                                         12                    27
       Accrued expenses                                                   (835)               (1,523)
       Accounts payable                                                    113                  (617)
       Taxes payable                                                        --                    90
       Deferred revenue                                                 (1,428)                 (139)
                                                                  ------------           -----------
Net cash used in operating activities                                   (2,196)               (2,686)
                                                                  ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturity of marketable securities                                         --                   819
  Investment in Enterworks                                                                    (2,000)
  Advances to Scalable Software (related party, Note 7)                 (1,616)                   --
  Purchases of furniture and equipment                                    (139)                 (260)
                                                                  ------------           -----------

Net cash used in investing activities                                   (1,755)               (1,441)
                                                                  ------------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercises of stock options                                   3                    27
                                                                  ------------           -----------
Net cash used in financing activities                                        3                    27
                                                                  ------------           -----------
Net decrease in cash and cash equivalents                               (3,948)               (4,100)
Effect of exchange rate changes on cash                                     42                   (41)
Cash and cash equivalents at beginning of period                        34,506                42,774
                                                                  ------------           -----------
Cash and cash equivalents at end of period                        $     30,600           $    38,633
                                                                  ============           ===========
Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                      $         --           $        --
                                                                  ============           ===========
Cash paid during the period for interest                          $         --           $        --
                                                                  ============           ===========

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements for NEON Systems, Inc. and its subsidiaries (collectively, "NEON") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and in accordance with Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Operating results for interim periods are not necessarily indicative of results for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in NEON's audited financial statements for the fiscal year ended March 31, 2002 which are included in NEON's Form 10-K for the fiscal year ended March 31, 2002.

NOTE 2--PER SHARE INFORMATION

    In calculating earnings per share information, NEON follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding, adjusted to reflect common stock equivalents, such as convertible preferred stock, stock options and warrants to purchase common stock, to the extent they are dilutive, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method.

    A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:

                                              THREE MONTHS ENDED JUNE 30,
                                             ----------------------------
                                               2002               2001
                                             --------          ----------
 Net income (loss)                           $(3,591)           $(2,410)
                                             =======            =======
  Weighted average number of common shares
  outstanding during the period:
 Basic                                         8,682              9,525
 Dilutive stock options                           --                 --
                                             -------            -------
 Diluted                                       8,682              9,525
                                             =======            =======
 Income (loss) per common share:
   Basic                                     $ (0.41)           $ (0.25)
                                             =======            =======
   Diluted                                   $ (0.41)           $ (0.25)
                                             =======            =======

    In the period April 1, 2002 through June 30, 2002 options to purchase 16,374 shares of common stock at an exercise price of $0.20 per share were exercised. At June 30, 2002, there were options outstanding to purchase 2,634,580 shares of common stock with a weighted-average exercise price of $8.53. These options were excluded from the calculation of diluted loss per share for the three months ended June 30, 2002, as they were anti-dilutive.

NOTE 3--INCOME TAXES

    NEON has a net operating loss carry-forward for income tax purposes of approximately $7.2 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in the tax year 2020. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses, therefore, as of June 30, 2002, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these loss caryforwards.

NOTE 4--SEGMENT REPORTING

    NEON considers its business activities to be in a single segment. During the three-month period ended June 30, 2001, NEON had one customer that individually accounted for 17% of total revenue. NEON did not have any customers that individually accounted for more than 10% of total revenue during the three-month period ended June 30, 2002.

    The table below summarizes revenues by geographic region.

                                             THREE MONTHS ENDED JUNE 30,
                                   -------------------------------------------
                                          2002                   2001
                                   -------------------    --------------------
    Revenues:
    North America                        $    3,853             $    5,541
    United Kingdom                              956                    452
    Other                                       313                    204
                                         ----------             ----------
                                         $    5,122             $    6,197
                                         ==========             ==========
     Operating Income (Loss):
       United States                     $   (2,265)            $   (2,062)
       United Kingdom                           268                   (592)
       Other                                     82                   (166)
                                         ----------             ----------
                                         $   (1,915)            $   (2,820)
                                         ==========             ==========

                                     June 30, 2002          March 31, 2002
                                   -------------------    --------------------
     Identifiable Assets:
        United States                    $   44,356             $   49,698
        United Kingdom                        2,657                  3,365
        Other                                 1,089                    537
                                         ----------             ----------
                                         $   48,102             $   53,600
                                         ==========             ==========

NOTE 5--CONTINGENCIES

    NEON is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of any of these matters will not have a material adverse effect on NEON's consolidated financial position, results of operations or liquidity.

NOTE 6--RESTRUCTURING CHARGES

    During the year ended March 31, 2002, NEON recorded restructuring charges of $908,000, which related to reductions in force and the abandonment of leased facilities as a result of a corporate reorganization. These restructuring expenses included severance costs of $570,000 and losses from lease commitments of $338,000. As of March 31, 2002, NEON has paid all severance related restructuring costs. In May, 2002, NEON subleased its previously abandoned leased facilities. As a result, NEON reduced its previously recorded restructuring charges by $138,000 during the three-months ended June 30, 2002. As of June 30, 2002, cumulative cash paid for leasing expenses totaled $114,000 and NEON included the remaining net lease liability of $86,000 in accrued liabilities.

NOTE 7 --RELATED PARTY TRANSACTIONS

    Members of NEON's Board of Directors and certain executive officers of NEON are shareholders and/or directors in other companies with which NEON has business relationships. Transactions between NEON and these other companies are described below.

Peregrine/Bridge Transfer Corporation

     NEON entered into a distribution agreement with Peregrine/Bridge Transfer Corporation ("PBTC"), a database software company, in January 1996. In December 1998, NEON amended its distribution agreement with Peregrine/Bridge Transfer Corporation under which PBTC granted NEON an exclusive, worldwide license to market and sublicense PBTC's only products, its Enterprise Subsystem Management products. The amended distribution agreement has an initial term through March 31, 2004. The agreement also provides that NEON pay royalties for the license of products and for maintenance and support and upgrade services equal to 50% of the revenues received by NEON. The terms of this agreement provide that NEON will pay PBTC a minimum advance royalty of $250,000 per quarter during fiscal year 2000, $500,000 per quarter during fiscal year 2001, $750,000 per quarter during fiscal year 2002, $1,000,000 per quarter during fiscal year 2003 and $1,250,000 per quarter during fiscal year 2004, for an aggregate payment of $15 million. This royalty payment is recorded as a prepaid expense and offset by 50% of NEON's sales of PBTC products. NEON incurred royalty expense of $172,000 and $94,000 for the three months ended June 30, 2002 and 2001, respectively to PBTC.

     The amended distribution agreement also provides that PBTC will reimburse NEON for the amount of unearned royalty advances when the agreement terminates in 2004. The balance of the unearned advance payments was $3.0 million at June 30, 2002, an increase of $822,000 from March 31, 2002. Management believes that while the current and reasonably foreseeable business prospects for revenue received by NEON from licenses and maintenance for PBTC products are expected to be sufficient to offset the unearned advance payments as of June 30, 2002, these revenues may not be sufficient to meet the aggregate future minimum royalties to be paid by NEON to PBTC. As a result, the balance of unearned advance payments may increase substantially by the time the distribution agreement terminates. PBTC's sole source of income is the royalty payments made by NEON and PBTC has a substantial negative net worth. As a result, PBTC may be unable to repay any unearned advances at the termination of the agreement in 2004.

     NEON also has a services agreement with PBTC pursuant to which PBTC reimburses NEON for PBTC's share of the general and administrative expenses supplied to it by NEON. Such amounts are presented as a reduction of general and administrative expenses in the accompanying consolidated financial statements. NEON revised the services agreement with PBTC in October 2001, as a result of which PBTC's monthly payment to NEON declined from $30,000 per month to $5,000 per month and NEON's services were reduced.

     On July 2, 2002, the independent directors of NEON authorized the officers of NEON to review the distributor relationship with PBTC and to negotiate a termination of the distribution relationship. On July 24, 2002, the independent directors of NEON approved a letter of intent with proposed terms for a termination of the distribution agreement, which letter of intent was executed by PBTC and NEON on such date.

     Pursuant to the provisions of the letter of intent and after the review and approval of the independent directors of NEON and the ratification by the full Board of Directors on August 12, 2002, NEON and PBTC entered into a Termination and Customer Support Agreement dated August 14, 2002 pursuant to which the distribution agreement, the Services Agreement, and all other agreements between NEON and PBTC were terminated effective as of August 1, 2002.

     Upon the closing of the Termination and Customer Support Agreement on August 14, 2002, PBTC's right to receive from NEON, and NEON's corresponding obligation to pay to PBTC, the advance royalty payments described in the distribution agreement terminated. Additionally, NEON's option to purchase PBTC and right of first refusal under the distribution agreement also terminated. The Termination and Customer Support Agreement also provided that the outstanding unearned royalty advance of $3,884,028 as of July 31, 2002 was converted into
(i) a $3.0 million dollar convertible promissory note payable to NEON bearing no interest to its due date of March 31, 2005 which promissory note is secured by all of the intellectual property of PBTC ("PBTC IP") and (ii) the remaining balance of $884,028 was consolidated into a second loan as described below. The $3.0 million convertible note is convertible by NEON, in its discretion, into equity in PBTC at an agreed pre-cash valuation of PBTC of $30.0 million dollars. Such conversion right will expire on the due date of the $3.0 million convertible note.

     Pursuant to the terms of the Termination and Customer Support Agreement and in consideration of NEON's assignment to PBTC of license and maintenance agreements related to the PBTC software products, NEON's grant to PBTC of a license to use the "NEON" trademark in connection with the marketing of the PBTC software products, and NEON's agreement to provide PBTC with certain administrative services, PBTC agreed to pay to NEON $500,000, which amount was consolidated in the consolidated promissory note described below.

     The Termination and Customer Support Agreement provides that, in consideration of PBTC's consent to terminate its existing agreements with NEON, NEON paid PBTC a final cash advance of $2.2 million, which amount will be consolidated with the $884,028 remaining balance of the outstanding unearned royalty advance under the distribution agreement and the $500,000 payment with respect to the transfer of rights described above and represented by the consolidated promissory note payable to NEON in the aggregate principal amount of $3,584,028, bearing no interest to its due date of March 31, 2005. This consolidated promissory note is also secured by the PBTC IP. NEON does not expect to recognize any gain or loss in its consolidated financial statements for the three months ended September 30, 2002, as a result of this transaction.

     Pursuant to the Termination and Customer Support Agreement and an assignment agreement executed in connection with the closing of the Termination and Customer Support Agreement and effective as of August 1, 2002, PBTC was assigned all of NEON's rights and obligations under any customer license and maintenance agreements related to the PBTC software products previously marketed by NEON, including customer support obligations. In addition, the terms of the Termination and Customer Support Agreement provide that PBTC will offer employment to certain sales and support personnel of NEON that are assigned to market and support the PBTC software products. The Termination and Customer Support Agreement also contemplated the resignation of Wayne E. Webb Jr. as Senior Vice President and General Counsel of NEON, effective as of August 1, 2002, to focus on his role as President and CEO of PBTC.

     At the closing of the Termination and Customer Support Agreement, Skunkware, Inc., PBTC's sole stockholder, entered into a Subordination Agreement whereby all of the promissory notes described above from PBTC to NEON were made senior in priority to all other indebtedness from PBTC to Skunkware. Pursuant to the terms of the convertible promissory note and the consolidated promissory note, PBTC has agreed to preserve and maintain the senior status of its indebtedness to NEON and pursuant to the Security Agreement agreed to not issue any additional debt unless such debt does not encumber the PBTC IP.

     In further consideration of PBTC entering into the Termination and Customer Support Agreement, NEON agreed to provide PBTC with administrative, accounting and legal services pursuant to the terms of a new services agreement. Such services will be provided by NEON at no cost to PBTC, other than reimbursement of reasonable business expenses, for the initial twelve-month period beginning August 1, 2002. After the initial twelve-month period of the services agreement, PBTC may elect to receive the services, at its option, for up to an additional twelve months for a fee of $10,000 per month, plus reimbursement of reasonable business expenses. At the end of such additional term, or in the event PBTC does not elect to continue receiving the services described above for the additional term, at the end of the initial term, NEON shall have no further obligations under the services agreement.

    Additionally, in connection with the closing of the Termination and Customer Support Agreement on August 14, 2002, NEON and PBTC entered into a license and distribution Agreement whereby PBTC agreed to market and distribute NEON's 24x7 software product. The NEON 24x7 software product was developed by PBTC as an OEM software product using the Shadow source and object code under a remarketing agreement dated January 25, 2000. This remarketing agreement provided that NEON would distribute the NEON 24x7 software product under the terms of the distribution agreement.

     Additionally, in connection with the closing of the Termination and Customer Support Agreement on August 14, 2002, NEON and PBTC entered into a trademark license agreement granting PBTC a license to use the "NEON(R)" registered trademark in its marketing of the NEON 24x7 and the PBTC software products. Under the terms of this agreement, NEON granted PBTC the option to acquire the "NEON(R)" trademarks in the event that NEON discontinues its use of such marks.

     NEON interlocks with Peregrine/Bridge Transfer Corporation. John J. Moores, Charles E. Noell, III and Norris van den Berg, directors of NEON, also serve as directors of PBTC. Wayne E. Webb, Jr., Senior Vice President and General Counsel of NEON, served as the Vice President and General Counsel of PBTC until February of 2002, when he was appointed its President and CEO. On June 1, 2001, Mr. Webb was appointed President and Chief Executive Officer of NEON Systems, Inc., an office he held until Mr. Louis Woodhill assumed those positions on October 15, 2001. On August 1, 2002 and in connection with the closing of the Termination and Customer Support Agreement described above, Mr. Webb resigned from his position as Senior Vice President and General Counsel of NEON. Through his interest in Skunkware, Inc., John J. Moores, Chairman of the NEON Board of Directors, beneficially owns approximately 90% of PBTC. Through their interests in Skunkware, Inc., each of Messrs. Noell, van den Berg and Webb beneficially own approximately 1% of PBTC. Additionally, Messrs. Noell, Moores and van den Berg serve as directors of Skunkware, Inc.

Scalable Software, Inc.

     Scalable Software, Inc., a Houston-based provider of software solutions for IT portfolio management, is a company founded by Louis R. Woodhill, NEON's Chief Executive Officer. Several members of NEON's Board of Directors, including Louis R.

    Woodhill, have a financial interest in Scalable Software. The percentage beneficial ownership of the NEON directors and executive officers that have a financial interest in Scalable Software is set forth below:

                                                Ownership
                  Name                          Percentage
                  ----                          ----------
    Jim Woodhill                                   24.3%
    John J. Moores (and affilitates)               23.8%
    Louis R. Woodhill                              16.7%
    Charles E. Noell (and affilitates)             15.1%
    Peter Schaeffer                                 1.5%
                                                   -----
       Total                                       81.4%
                                                   =====

    On July 17, 2001, NEON announced that it had entered into a letter of intent to acquire Scalable Software, Inc. Louis R. Woodhill, is also a director, and the President and Chief Executive Officer of Scalable Software. In connection with the letter of intent, NEON and Scalable Software entered into a Promissory Note dated July 17, 2001, which provided bridge financing to Scalable in a maximum amount of $3.0 million with a maturity date of December 31, 2001, secured by the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill. On November 13, 2001, the promissory note was amended to increase the maximum lending limit to $3.5 million with an original maturity date of March 31, 2002, with such increased amount also being guaranteed by Messrs. Moores, Woodhill and Woodhill.

    Due to the interests in Scalable Software of several members of NEON's Board of Directors, the Board of Directors concluded that it would be appropriate to create a Special Committee comprised solely of directors who had no interest in Scalable Software to review the terms of the proposed acquisition. After thorough consideration and discussion by the Special Committee and its advisors, the Special Committee proposed that the payment of the consideration for the proposed acquisition be structured as an earn out, in which the NEON stock to be used as consideration would be placed in escrow subject to release to the Scalable Software shareholders upon Scalable Software's attainment of specified revenue and profitability goals. This proposal was unacceptable to Scalable Software's management and its Board of Directors and was rejected. The status of the proposed acquisition was then discussed at a special meeting of NEON's Board of Directors in December 2001. After thorough consideration and discussion and upon endorsement by the Special Committee, NEON's Board of Directors approved modifications to the proposed terms and conditions for the acquisition such that the transaction would be structured as an option to acquire Scalable Software as discussed below. In addition, NEON also announced on December 21, 2001, that Louis R. Woodhill, its President and Chief Executive Officer, and Jim Woodhill had been appointed to the Board of Directors of NEON. As of June 2002, Louis R. Woodhill and Jim Woodhill's status as Scalable Software shareholders, directors and officers remains unchanged.

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

     As noted above, certain member's of NEON's board of directors and executive officers also serve as directors and executive officers of Scalable Software and claim beneficial ownership of approximately 81% of Scalable's common stock. In addition, NEON has an option to acquire all of the outstanding shares of Scalable Software and is currently providing Scalable's primary financing for its operations. Therefore, NEON recognizes 100% of Scalable Software's losses to the extent of advances made in excess of the guaranteed amount. At June 30, 2002, NEON had made total advances of $7.4 million to Scalable Software (including $3.9 million of unguaranteed advances) and recognized cumulative losses of $3.3 million. Due to the uncertainities regarding NEON's ultimate ability to recover any unguaranteed advances to Scalable Software, NEON will not record the carrying value of its net advance to Scalable Software in excess of the guaranteed amount. Accordingly, for the three months ended June 30, 2002, NEON recorded a valuation allowance of $573,000 against the Scalable note receivable.

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

NOTE 8 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    NEON adopted SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. Under SFAS No. 142, NEON no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead will test those assets for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over such lives to their estimated residual values.

    SFAS No. 142 required NEON to perform a transitional goodwill impairment evaluation as of the date of adoption. To accomplish this, NEON identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2002. NEON has until September 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and NEON must perform the second step of the transitional impairment test. In the second step, NEON must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than March 31, 2003. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in NEON's statement of earnings.

    As of June 30, 2002, NEON had unamortized goodwill in the amount of $1,193,000 subject to the transition provisions of SFAS Nos. 141 and 142. The adoption of the SFAS No. 142 resulted in the elimination of approximately $480,000 of goodwill amortization, annually, subsequent to March 31, 2002. Amortization expense related to goodwill for the three months ended June 30, 2001 was $120,000. Due to the extensive effort needed to comply with adopting SFAS No. 142, it is not practical to reasonably estimate whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle and the impact on NEON's financial statements at the date of this report.

The pro forma effects of the adoption of SFAS 142 on net loss and loss per share for NEON for the three months ended June 30, 2001 is as follows:

                                                       THREE MONTHS ENDED
                                                         JUNE 30, 2001
                                                       ------------------
    Net loss as reported                                     $   (2,410)
    Add back: Amortization of goodwill                              120
                                                             ----------
          Adjusted loss income                               $   (2,290)
                                                             ==========
    Basic and diluted loss per share, as reported            $    (0.25)
    Add back: Amortization of goodwill                             0.01
                                                             ----------
       Pro forma loss per share                              $    (0.24)
                                                             ==========


     NEON adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective April 1, 2002. SFAS No. 144 supersedes No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains many of its fundamental provisions. SFAS No. 144 clarifies certain measurement and classification issued from SFAS No. 121. In addition, SFAS No. 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the basic requirements in APB Opinion No. 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS No. 144 excludes goodwill. The adoption of SFAS No. 144 did not have a material impact of NEON's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases." SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. NEON does not anticipate that the adoption of SFAS No. 145 will have a material impact of NEON's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefit and Other Costs to Exit an Activity (in Certain Costs Incurred in a Restructuring))." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. NEON will adopt the requirements of SFAS No. 146 as of January 1, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with NEON's consolidated financial statements and the related notes thereto included in this report on Form 10-Q. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and entail various risks and uncertainties such as our plans, objectives, expectations and intentions. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth below in Part II, Item 5 under "Factors that May Affect Future Results."

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terms.

OVERVIEW

    NEON Systems, Inc. and its subsidiaries (collectively, "NEON") develops, markets and supports software products for the IBM mainframe platform. NEON's primary product group, the Shadow branded products, provide access and integration of IBM mainframe data and applications from standard application client environments, including the Internet and client/server systems. In addition, NEON markets and supports NEON branded products that provide enhanced availability, recoverability and control for the IBM IMS database management system and allows more rapid deployment of CICS applications in the IBM CICSPlex environment. NEON's iWave branded products integrate helpdesk, network management, database management and systems management applications across mainframe and distributed systems environments. The sales mix between NEON's various product lines may vary significantly from period to period. NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation, which was incorporated in June 1991.

    NEON derives revenue from software licenses and maintenance services. Historically, NEON's Shadow product line has generated substantially all of NEON's revenue. License fees, which are based upon the number and capacity of servers as well as the number of client users, are generally due upon license grant and include a one-year maintenance period. The sales process typically takes approximately nine months. After the initial year of license, NEON provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee. Any factors adversely affecting the pricing of, demand for, or market acceptance of, our products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition. During the three-month period ended June 30, 2002, NEON did not have any customers that individually accounted more than 10% of total revenue. During the three-month period ended June 30, 2001 NEON had one customer that accounted for 17% of total revenue.

    Since NEON's inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. We anticipate that our operating expenses will increase in the future as we increase our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden our technical support and improve our operational and financial systems. Accordingly, we will need to increase our annual revenue to generate operating profits. There can be no assurance in future quarters that we will achieve or sustain revenue growth and/or return to profitability. As a result, management believes that its cash resources may decline as a result of continuing losses from operations, the advance royalty payments made to PBTC and incremental costs associated with the acquisition and operation of Scalable Software. See "Related Party Transactions" below and in Note 7 to NEON's financial statements.

    NEON conducts its business in the United Kingdom and Germany through two wholly owned consolidated subsidiaries. Revenues from these subsidiaries are denominated in local currencies. In connection with these foreign operations, NEON is exposed to foreign currency fluctuations for its net working capital positions. At that date, NEON had no material commitments that would be satisfied in currencies other than U.S. dollars. In other international markets, NEON conducts substantially all of its business through independent third-party distributors. Revenues derived from third-party distributors are denominated in U.S. dollars. Revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 25% and 11% for the three months ended June 30, 2002 and 2001, respectively. Foreign currency fluctuations have not had a significant impact on NEON's revenues or operating results. Management does not currently have an active foreign exchange hedging program; however, NEON may implement a program to mitigate foreign currency transaction risk in the future.

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

Peregrine/Bridge Transfer Corporation

     NEON entered into a distribution agreement with Peregrine/Bridge Transfer Corporation ("PBTC"), a database software company, in January 1996. In December 1998, NEON amended its distribution agreement with Peregrine/Bridge Transfer Corporation under which PBTC granted NEON an exclusive, worldwide license to market and sublicense PBTC's only products, its Enterprise Subsystem Management products. The amended distribution agreement has an initial term through March 31, 2004. The agreement also provides that NEON pay royalties for the license of products and for maintenance and support and upgrade services equal to 50% of the revenues received by NEON. The terms of this agreement provide that NEON will pay PBTC a minimum advance royalty of $250,000 per quarter during fiscal year 2000, $500,000 per quarter during fiscal year 2001, $750,000 per quarter during fiscal year 2002, $1,000,000 per quarter during fiscal year 2003 and $1,250,000 per quarter during fiscal year 2004, for an aggregate payment of $15 million. This royalty payment is recorded as a prepaid expense and offset by 50% of NEON's sales of PBTC products. NEON incurred royalty expense of $172,000 and $94,000 for the three months ended June 30, 2002 and 2001, respectively to PBTC.

     The amended distribution agreement also provides that PBTC will reimburse NEON for the amount of unearned royalty advances when the agreement terminates in 2004. The balance of the unearned advance payments was $3.0 million at June 30, 2002, an increase of $822,000 from March 31, 2002. Management believes that while the current and reasonably foreseeable business prospects for revenue received by NEON from licenses and maintenance for PBTC products are expected to be sufficient to offset the unearned advance payments as of June 30, 2002, these revenues may not be sufficient to meet the aggregate future minimum royalties to be paid by NEON to PBTC. As a result, the balance of unearned advance payments may increase substantially by the time the distribution agreement terminates. PBTC's sole source of income is the royalty payments made by NEON and PBTC has a substantial negative net worth. As a result, PBTC may be unable to repay any unearned advances at the termination of the agreement in 2004.

     NEON also has a services agreement with PBTC pursuant to which PBTC reimburses NEON for PBTC's share of the general and administrative expenses supplied to it by NEON. Such amounts are presented as a reduction of general and administrative expenses in the accompanying consolidated financial statements. NEON revised the services agreement with PBTC in October 2001, as a result of which PBTC's monthly payment to NEON declined from $30,000 per month to $5,000 per month and NEON's services were reduced.

     On July 2, 2002, the independent directors of NEON authorized the officers of NEON to review the distributor relationship with PBTC and to negotiate a termination of the distribution relationship. On July 24, 2002, the independent directors of NEON approved a letter of intent with proposed terms for a termination of the distribution agreement, which letter of intent was executed by PBTC and NEON on such date.

     Pursuant to the provisions of the letter of intent and after the review and approval of the independent directors of NEON and the ratification by the full Board of Directors on August 12, 2002, NEON and PBTC entered into a Termination and Customer Support Agreement dated August 14, 2002 pursuant to which the distribution agreement, the Services Agreement, and all other agreements between NEON and PBTC were terminated effective as of August 1, 2002 consolidated in the consolidated promissory note described below.

     Upon the closing of the Termination and Customer Support Agreement on August 14, 2002, PBTC's right to receive from NEON, and NEON's corresponding obligation to pay to PBTC, the advance royalty payments described in the distribution agreement terminated. Additionally, NEON's option to purchase PBTC and right of first refusal under the distribution agreement also terminated. The Termination and Customer Support Agreement also provided that the outstanding unearned royalty advance of $3,884,028 as of July 31, 2002 was converted into
(i) a $3.0 million dollar convertible promissory note payable to NEON bearing no interest to its due date of March 31, 2005 which promissory note is secured by all of the intellectual property of PBTC ("PBTC IP") and (ii) the remaining balance of $884,028 was consolidated into a second loan as described below. The $3.0 million convertible note is convertible by NEON, in its discretion, into equity in PBTC at an agreed pre-cash valuation of PBTC of $30.0 million dollars. Such conversion right will expire on the due date of the $3.0 million convertible note.
                                       15

     The Termination and Customer Support Agreement provides that, in consideration of PBTC's consent to terminate its existing agreements with NEON, NEON paid PBTC a final cash advance of $2.2 million, which amount will be consolidated with the $884,028 remaining balance of the outstanding unearned royalty advance under the distribution agreement and the $500,000 payment with respect to the transfer of rights described above and represented by the consolidated promissory note payable to NEON in the aggregate principal amount of $3,584,028, bearing no interest to its due date of March 31, 2005. This consolidated promissory note is also secured by the PBTC IP. NEON does not expect to recognize any gain or loss in its consolidated financial statements for the three months ended September 30, 2002, as a result of this transaction.

     Pursuant to the Termination and Customer Support Agreement and an assignment agreement executed in connection with the closing of the Termination and Customer Support Agreement and effective as of August 1, 2002, PBTC was assigned all of NEON's rights and obligations under any customer license and maintenance agreements related to the PBTC software products previously marketed by NEON, including customer support obligations. In addition, the terms of the Termination and Customer Support Agreement provide that PBTC will offer employment to certain sales and support personnel of NEON that are assigned to market and support the PBTC software products. The Termination and Customer Support Agreement also contemplated the resignation of Wayne E. Webb Jr. as Senior Vice President and General Counsel of NEON, effective as of August 1, 2002, to focus on his role as President and CEO of PBTC.

     At the closing of the Termination and Customer Support Agreement, Skunkware, Inc., PBTC's sole stockholder, entered into a Subordination Agreement whereby all of the promissory notes described above from PBTC to NEON were made senior in priority to all other indebtedness from PBTC to Skunkware. Pursuant to the terms of the convertible promissory note and the consolidated promissory note, PBTC has agreed to preserve and maintain the senior status of its indebtedness to NEON and pursuant to the Security Agreement agreed to not issue any additional debt unless such debt does not encumber the PBTC IP.

     In further consideration of PBTC entering into the Termination and Customer Support Agreement, NEON agreed to provide PBTC with administrative, accounting and legal services pursuant to the terms of a new services agreement. Such services will be provided by NEON at no cost to PBTC, other than reimbursement of reasonable business expenses, for the initial twelve-month period beginning August 1, 2002. After the initial twelve-month period of the services agreement, PBTC may elect to receive the services, at its option, for up to an additional twelve months for a fee of $10,000 per month, plus reimbursement of reasonable business expenses. At the end of such additional term, or in the event PBTC does not elect to continue receiving the services described above for the additional term, at the end of the initial term, NEON shall have no further obligations under the services agreement.

    Additionally, in connection with the closing of the Termination and Customer Support Agreement on August 14, 2002, NEON and PBTC entered into a license and distribution Agreement whereby PBTC agreed to market and distribute NEON's 24x7 software product. The NEON 24x7 software product was developed by PBTC as an OEM software product using the Shadow source and object code under a remarketing agreement dated January 25, 2000. This remarketing agreement provided that NEON would distribute the NEON 24x7 software product under the terms of the distribution agreement.

     Additionally, in connection with the closing of the Termination and Customer Support Agreement on August 14, 2002, NEON and PBTC entered into a trademark license agreement granting PBTC a license to use the "NEON(R)" registered trademark in its marketing of the NEON 24x7 and the PBTC software products. Under the terms of this agreement, NEON granted PBTC the option to acquire the "NEON(R)" trademarks in the event that NEON discontinues its use of such marks.

     NEON interlocks with Peregrine/Bridge Transfer Corporation. John J. Moores, Charles E. Noell, III and Norris van den Berg, directors of NEON, also serve as directors of PBTC. Wayne E. Webb, Jr., Senior Vice President and General Counsel of NEON, served as the Vice President and General Counsel of PBTC until February of 2002, when he was appointed its President and CEO. On June 1, 2001, Mr. Webb was appointed President and Chief Executive Officer of NEON Systems, Inc., an office he held until Mr. Louis Woodhill assumed those positions on October 15, 2001. On August 1, 2002 and in connection with the closing of the Termination and Customer Support Agreement described above, Mr. Webb resigned from his position as Senior Vice President and General Counsel of NEON. Through his interest in Skunkware, Inc., John J. Moores, Chairman of the NEON Board of Directors, beneficially owns approximately 90% of PBTC. Through their interests in Skunkware, Inc., each of Messrs. Noell, van den Berg and Webb beneficially own approximately 1% of PBTC. Additionally, Messrs. Noell, Moores and van den Berg serve as directors of Skunkware, Inc.

Scalable Software, Inc.

    Scalable Software, Inc., a Houston-based provider of software solutions for IT portfolio management, is a company founded by Louis R. Woodhill, NEON's Chief Executive Officer. Several members of NEON's Board of Directors, including Louis
R. Woodhill, have a financial interest in Scalable Software. The percentage beneficial ownership of the NEON directors and executive officers that have a financial interest in Scalable Software is set forth below:

                                                            Ownership
                               Name                         Percentage
                               ----                         ----------
                 Jim Woodhill                                  24.3%
                 John J. Moores (and affilitates)              23.8%
                 Louis R. Woodhill                             16.7%
                 Charles E. Noell (and affilitates)            15.1%
                 Peter Schaeffer                                1.5%
                                                               -----
                    Total                                      81.4%
                                                               =====

    On July 17, 2001, NEON announced that it had entered into a letter of intent to acquire Scalable Software, Inc. Louis R. Woodhill, is also a director, and the President and Chief Executive Officer of Scalable Software. In connection with the letter of intent, NEON and Scalable Software entered into a Promissory Note dated July 17, 2001, which provided bridge financing to Scalable in a maximum amount of $3.0 million with a maturity date of December 31, 2001, secured by the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill. On November 13, 2001, the promissory note was amended to increase the maximum lending limit to $3.5 million with an original maturity date of March 31, 2002, with such increased amount also being guaranteed by Messrs. Moores, Woodhill and Woodhill.

    Due to the interests in Scalable Software of several members of NEON's Board of Directors, the Board of Directors concluded that it would be appropriate to create a Special Committee comprised solely of directors who had no interest in Scalable Software to review the terms of the proposed acquisition. After thorough consideration and discussion by the Special Committee and its advisors, the Special Committee proposed that the payment of the consideration for the proposed acquisition be structured as an earn out, in which the NEON stock to be used as consideration would be placed in escrow subject to release to the Scalable Software shareholders upon Scalable Software's attainment of specified revenue and profitability goals. This proposal was unacceptable to Scalable Software's management and its Board of Directors and was rejected. The status of the proposed acquisition was then discussed at a special meeting of NEON's Board of Directors in December 2001. After thorough consideration and discussion and upon endorsement by the Special Committee, NEON's Board of Directors approved modifications to the proposed terms and conditions for the acquisition such that the transaction would be structured as an option to acquire Scalable Software as discussed below. In addition, NEON also announced on December 21, 2001, that Louis R. Woodhill, its President and Chief Executive Officer, and Jim Woodhill had been appointed to the Board of Directors of NEON. As of June 2002, Louis R. Woodhill and Jim Woodhill's status as Scalable Software shareholders, directors and officers remains unchanged.

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

     As noted above, certain member's of NEON's board of directors and executive officers also serve as directors and executive officers of Scalable Software and claim beneficial ownership of approximately 81% of Scalable's common stock. In addition, NEON has an option to acquire all of the outstanding shares of Scalable Software and is currently providing Scalable's primary financing for its operations. Therefore, NEON recognizes 100% of Scalable Software's losses to the extent of advances made in excess of the guaranteed amount. At June 30, 2002, NEON had made total advances of $7.4 million to Scalable Software (including $3.9 million of unguaranteed advances) and recognized cumulative losses of $3.3 million. Due to the uncertainties regarding NEON's ultimate ability to recover any unguaranteed advances to Scalable Software, NEON will not record the carrying value of its net advance to Scalable Software in excess of guaranteed amount. Accordingly, for the three months ended June 30, 2002, NEON recorded a valuation allowance of $573,000 against the Scalable note receivable to write-down the outstanding balance of the note to the guaranteed amount.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

                                         THREE MONTHS ENDED JUNE 30,
                                         ---------------------------
                                          2002                 2001
                                         -----                ------
Revenues:
   License                                 44%                  61%
   Maintenance                             56                   39
                                          ---                  ---
      Total revenues                      100                  100
Cost of revenues:
   Cost of licenses                        11                    8
   Cost of maintenance                     11                    9
                                          ---                  ---
      Total cost of revenues               22                   17
                                          ---                  ---
Gross profit                               78                   83
Operating expenses:
   Sales and marketing                     63                   66
   Research and development                31                   29
   General and administrative              24                   31
   Restructuring costs                     (3)                  --
   Amortization of goodwill                --                    2
                                          ---                  ---
      Total operating expenses            115                  128
                                          ---                  ---
Operating loss                            (37)                 (46)
Interest and other, net                     2                    7
Equity loss in affiliate                  (24)                  --
Valuation allowance on note receivable    (11)                  --
Loss before income taxes                  (70)                 (39)
                                          ---                  ---
Provision for income taxes                 --                   --
                                          ---                  ---
Net loss                                  (70)%                (39)%
                                          ===                  ===

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

REVENUES

    License revenues for the three months ended June 30, 2002 were $2.2 million, a decrease of $1.6 million from $3.8 million for the three months ended June 30, 2001. The reduction in license revenue was primarily due to the expiration of a two-year software distribution agreement with BMC Software entered into in October 1999, in connection with NEON's settlement of a lawsuit originally filed by BMC Software. NEON recognized $1.1 million in license revenue for the three-month period ended June 30, 2001 under the agreement. The overall weakness in the mainframe software market also contributed to the decline in license revenues.

    Maintenance revenues for the three months ended June 30, 2002 were $2.9 million, an increase of $454,000 from $2.4 million for the three months ended June 30, 2001. The increase primarily resulted from the growth of NEON's cumulative installed customer base.

COST OF REVENUES

    Cost of license revenues primarily consists of royalty payments to third parties, as well as other direct product costs such as product manuals and distribution and media costs associated with NEON's software products. Cost of license revenues for the three months ended June 30, 2002 were $549,000, or 24% of license revenues, as compared to $499,000, or 13% of license revenues, for the three months ended June 30, 2001. The increase in the cost of license revenues as a percentage of license revenue was due to greater product royalty payments to PBTC as the contribution of PBTC's Enterprise Subsystem Management products increased in proportion to NEON's total license revenues.

    Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance revenues for the three months ended June 30, 2002 were $567,000, or 20% of maintenance revenues, as compared to $576,000, or 24% of maintenance revenues, for the three months ended June 30, 2001. The reduction in cost of maintenance revenue as a percentage of maintenance revenue was due to the cumulative growth in NEON's customer base and annual increases in maintenance fees.

OPERATING EXPENSES

    Sales and marketing expenses include personnel costs, sales commissions and travel expenses of sales, presales support and marketing personnel, along with trade show participation and other promotional expenses. Sales and marketing expenses for the three months ended June 30, 2002 were $3.2 million, a decrease of $868,000 from $4.1 million for the three months ended June 30, 2001. The reduction was primarily due to lower personnel costs associated with a headcount reduction during the three months ended June 30, 2001, combined with lower promotional marketing costs, as NEON reduced the scope of its iWave product operations and refocused its marketing efforts to emphasize its Shadow product line. NEON expects sales and marketing expenses to increase as it continues to expand its sales channel and global footprint.

    Research and development expenses primarily include personnel costs associated with NEON's product development staff. Research and development expenses for the three months ended June 30, 2002 were $1.6 million, a decrease $204,000 from $1.8 million for the three months ended June 30, 2001. The decrease was primarily attributed to the reduction in scope of NEON's iWave product operations, which resulted in the closure of its North Carolina facility in June 2001. This reduction was partially offset by $200,000 in contract development fees paid to Sheer Genius Software, Inc., see "Related Party Transactions." NEON expects research and development expenses to increase as it continues to expand its existing product lines and develop new products.

    General and administrative expenses include personnel and other costs associated with NEON's executive, financial, legal and administrative functions. General and administrative expenses for the three months ended June 30, 2002 were $1.2 million, a decrease of $691,000 from $1.9 million for the three months ended June 30, 2001. Excluding severance costs of $1.1 million related to the departure of certain executives during the three months ended June 30, 2001, general and administrative expenses increased by $409,000. The increase was primarily related to greater compensation expenses associated with the transition of new executive management.

     In September 1999, NEON acquired various software products and miscellaneous assets from Beyond Software Inc., a privately held company based in Santa Clara, California, for $1.87 million, plus the assumption of certain liabilities. The transaction resulted in goodwill of approximately $2.4 million, which was being amortized on a straight-line basis over five years. Amortization expense related to this transaction of $120,000 was recognized in the three months ended June 30, 2001. Effective April 1, 2002, NEON adopted SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, NEON no longer amortizes goodwill and intangible assets with indefinite useful lives but instead will test those assets for impairment at least annually, see "New Accounting Pronouncements."

    Interest and other income for the three months ended June 30, 2002 was $142,000 as compared to $410,000 for the three months ended June 30, 2001. The reduction in interest income was primarily due to lower available cash balances combined with a decline in interest rates.

    As previously discussed, NEON accounts for its investment in Scalable Software using the modified equity method of accounting. Under this method, NEON recognizes 100% of Scalable Software's income or loss to the extent of advances made in excess of the guaranteed amount. For the three months ended June 30, 2002 NEON recorded an equity in loss of $1.2 million. NEON also recorded a valuation allowance of $573,000 for the three months ended June 30, 2002 against the Scalable note receivable to write-down the outstanding balance of the note to the guaranteed amount. See "Related Party Transactions" and Note 7 to NEON's financial statements.

    No provision for income taxes was recorded for the three months ended June 30, 2002 and 2001 as NEON had pre-tax losses for the periods of $3.0 million and $2.4 million, respectively. At June 30, 2002, NEON has a net operating loss carry-forward for income tax purposes of approximately $7.2 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in the tax year 2020. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses, therefore, as of June 30, 2002, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    NEON's cash and cash equivalents at June 30, 2002 were $30.6 million, a decline of $3.9 million from $34.5 million at March 31, 2002. This decrease was due primarily to a net operating loss of $1.9 million for the three months ended June 30, 2002, and an advance on a note receivable to Scalable Software, Inc. of $1.6 million during the period.

    Net cash used in operating activities was $2.2 million and $2.7 million for the three months ended June 30, 2002 and 2001, respectively and resulted primarily from NEON's net operating losses.

    Net cash used in investing activities was $1.8 million and $1.4 million for the three months ended June 30, 2002 and 2001, respectively. For the three months ended June 30, 2002, net cash used in investing activities represents advances on a note receivable to Scalable Software, Inc. of $1.6 million (see Related Party Transactions) and purchases of property and equipment of $139,000. The principal investing uses in the three months ended June 30, 2001 were an advance on a note receivable to Enterworks Software, Inc. of $2 million, $260,000 in purchases of property and equipment partially offset by the maturity of $800,000 in marketable securities. As of June 30, 2001, NEON had no material commitment for capital expenditures.

    NEON's net cash provided by financing activities was $3,000 and $27,000 for the three months ended June 30, 2002 and 2001, respectively. The net cash provided by financing activities in both periods represents proceeds from the exercise of employee stock options.

    NEON's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, market developments, the costs involved in maintaining and enforcing intellectual property rights, the level and timing of license revenue, and other factors. NEON believes that its current balance of cash and cash equivalents will be sufficient to meet its working capital, funding commitments and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, NEON may require additional funds to support its working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all, or if available, that such financing will be obtainable on terms acceptable to NEON, or that any additional financing will not be dilutive.

New Accounting Pronouncements

    NEON adopted SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. Under SFAS No. 142, NEON no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead will test those assets for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over such lives to their estimated residual values.

    SFAS No. 142 required NEON to perform a transitional goodwill impairment evaluation as of the date of adoption. To accomplish this, NEON identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2002. NEON has until September 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and NEON must perform the second step of the transitional impairment test. In the second step, NEON must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than March 31, 2003. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in NEON's statement of earnings.

    As of June 30, 2002, NEON had unamortized goodwill in the amount of $1,193,000 subject to the transition provisions of Statements 141 and 142. The adoption of the Statement 142 resulted in the elimination of approximately $480,000 of goodwill amortization, annually, subsequent to March 31, 2002. Amortization expense related to goodwill was $120,000 for the three months ended June 30, 2001. Because of the extensive effort needed to comply with adopting Statement 142, it is not practical to reasonably estimate whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle and the impact on NEON's financial statements at the date of this report.

     NEON adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective April 1, 2002. SFAS No. 144 supersedes No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains many of its fundamental provisions. SFAS No. 144 clarifies certain measurement and classification issued from SFAS No. 121. In addition, SFAS No. 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the basic requirements in APB Opinion No. 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS No. 144 excludes goodwill. The adoption of SFAS 144 did not have a material impact of NEON's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases." SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. NEON does not anticipate that the adoption of SFAS No. 145 will have a material impact of NEON's consolidated financial statements.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefit and Other Costs to Exit an Activity (in Certain Costs Incurred in a Restructuring))." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. NEON will adopt the requirements of SFAS No. 146 as of January 1, 2003.

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

    NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $30.6 million at June 30, 2002, and were invested in different types of commercial paper and money securities. NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2003.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Please see the discussion in Part I, Note 5 of the "Condensed Notes to Consolidated Financial Statements," which is incorporated by reference in this Part II, Item 1.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - In March 1999, NEON completed the initial public offering of its common stock (the "IPO"). In the IPO, NEON issued and sold 3,041,000 shares for an aggregate price to the public of $45,615,000, and a sole selling stockholder sold 64,000 shares of common stock for an aggregate offering price of $960,000. The IPO was a firm commitment underwriting, and the managing underwriters of the IPO were Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC and the CIBC Oppenheimer Corp. The underwriting discount incurred by NEON relating to the IPO was $3,193,050. Net offering proceeds received by NEON from the IPO were approximately $41.2 million. Approximately $1.0 million of the proceeds received by NEON from the IPO were used to repay existing indebtedness and $1.9 million was used in connection with the September 1999 acquisition of the assets of Beyond Software Inc. An additional $4.5 million was paid to Computer Associates, Inc. through December 2000 to pay certain software product royalties and to purchase certain software products and intellectual property rights. Additionally, $2.0 million was loaned to Enterworks Software, Inc. as bridge financing in June 2001. In connection with NEON's entering into a Letter of Intent on July 17, 2001, to acquire Scalable Software, Inc., Scalable executed a promissory note that permits them to borrow up to $3,000,000 from NEON. On November 13, 2001, the promissory note was amended to increase the maximum lending limit to $3,500,000. NEON has obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. This term sheet reflected a revision by NEON and Scalable Software of NEON's previously announced plan to acquire Scalable Software. In connection with the option to acquire Scalable Software, NEON has agreed to provide bridge financing of up to $5.5 million, in addition to the $3.5 million previously loaned to Scalable Software that is secured by personal guarantees from John Moores, Louis R. Woodhill and James Woodhill. The aggregate financing has a 36-month term and will not bear interest during the term of the two-year option to acquire Scalable Software. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and James R. Woodhill for the initial $3.5 million loaned to Scalable Software, the aggregate loan amount will be secured by all of the intellectual property rights of Scalable Software. As of June 30, 2002, $7.4 million of the bridge financing had been drawn upon by Scalable Software, and is reflected as a note receivable. On January 2, 2002, NEON announced that it had purchased 913,400 shares of its outstanding common stock in a transaction arising from an unsolicited offer. The transaction occurred December 21, 2001 at a purchase price of $2.90 per share for a total aggregate purchase price of

$2,648,860. The shares purchased amounted to approximately 9.5% of NEON's then outstanding 9,577,533 shares of common stock, which after the purchase totaled 8,664,133 shares. The remainder of the proceeds from the IPO has been invested in interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - Not applicable.

ITEM 5. OTHER INFORMATION -

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISK FACTORS

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

Some Members Of Our Board Of Directors And Management May Have Conflicts Of Interests And/Or Are Interested Parties To Certain Transactions Of NEON

    Members of our Board of Directors and our Executive Officers are shareholders, directors and/or officers in other companies, some of which are identified and discussed in Management's Discussions and Analysis of Financial Condition and Results of Operations section on "Related Party Transactions" and
Note 7 to NEON's Condensed Notes to Consolidated Financial Statements herein. These companies include Peregrine/Bridge Transfer Corporation. Scalable Software, Inc. and Sheer Genius Software, Inc.

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

Uncertainty Regarding Management May Adversely Affect Our Business

    In June 2001, Steve Odom, our then-President, Chief Operating Officer and Chief Financial Officer, resigned. Immediately after Mr. Odom's resignation, John Moores, Chairman of our Board of Directors, became our interim Chief Executive Officer and Wayne Webb, our Vice President and General Counsel, became our interim President. On June 28, 2001, James Bradford Poynter was hired by NEON as its Chief Financial Officer. On October 17, 2001, NEON announced that the Board of Directors had hired Louis R. Woodhill as NEON's Chief Executive Officer and President. In June 2002, Mr. Poynter resigned and NEON immediately appointed Brian D. Helman as it Chief Financial Officer. Such continuous change in management may cause uncertainties concerning NEON's future direction and results. In addition, since Mr. Woodhill is still the Chief Executive Officer and President of Scalable Software, the failure of NEON to exercise its option to acquire Scalable Software may result in additional uncertainty with respect to his continued management of NEON, which uncertainty could materially adversely affect our business, operating results and financial condition.

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

The Availability Of Significant Amounts Of Our Common Stock For Sale Could Adversely Affect Its Market Price

    If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. A substantial number of sales, or the perception that such sales might occur, also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We granted registration rights to two of our stockholders, Peter Schaeffer and JMI Equity Fund, L.P. Those rights enabled these stockholders to require that we register, at NEON's expense, resales of their shares of common stock. Mr. Schaeffer and the individuals and entities to which JMI Equity Fund, L.P. has distributed its shares of our common stock beneficially own, in the aggregate, approximately 4.3 million shares, or approximately 50%, of our common stock. If they sell a large portion of their shares on the open market and at one time, our market price per share may decline.

Reduced Customer Reliance Upon Mainframe Computers Could Adversely Affect Our Business

    We are dependent upon the continued use and acceptance of mainframe computers in a computing environment increasingly based on distributed platforms, including client/server and Internet-based computing networks. Decreased use of the mainframe or reduced demand for Web-based and client/server applications accessing mainframe data and transactions could have a material adverse effect on our business, operating results and financial condition. We derive our revenues primarily from our Shadow products, and, to a lesser extent, from our Enterprise Subsystem Management products that backup, recover, reorganize and manage IMS databases, and our helpdesk integration software products that allow customers to integrate helpdesk systems either with other helpdesk systems, network system management products or asset management products. Our continued success depends on a number of factors, including:

     o Continued use of the mainframe as a central repository of mission-critical data and transactions;

          Growth in business demands for access to the data, applications and transactions residing on mainframe computers from Web-based and client/server applications; and . Growth in business demands to integrate helpdesk systems, and/or to integrate helpdesk systems with network system management or asset management software products.

     o We May Lose Market Share And Be Required To Reduce Prices As A Result Of Competition From Our Existing Competitors, Other Vendors And Information Systems Departments Of Customers

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

     o    Rapid Technological Change Could Render Our Products Obsolete

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

     o We May Be Unable To Enforce Or Defend Our Ownership And Use Of Proprietary Technology

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

     o Loss Of Code-Sharing Or Distributor Rights Could Divert Our Resources From New Product Development

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

     o Our Products May Contain Undetected Software Errors, Which Could Adversely Affect Our Business

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

Our Officers And Directors Control NEON, And These Officers And Directors Could Control Matters Submitted To Our Stockholders

    At present, our executive officers and directors and entities affiliated with them beneficially own approximately 53.8% of our outstanding common stock. As a result, these stockholders, if they act together, could control most matters submitted to our stockholders for a vote, including the election of directors.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

 10.1 Termination and Customer Support Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer
        Corporation

 10.2 $3,000,000 Convertible Promissory Note dated August 14, 2002 between Peregrine/Bridge Transfer Corporation, as Maker, and NEON Systems, Inc., as Payee

 10.3 $3,584,028 Consolidated Promissory Note dated August 14, 2002 between Peregrine/Bridge Transfer Corporation, as Maker, and NEON Systems, Inc., as Payee

 10.4 Security Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation

 10.5 Subordination Agreement dated August 14, 2002 between Skunkware, Inc. and NEON Systems, Inc.

 10.6 Trademark License Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation

 10.7 License and Distribution Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation

 10.8 Services Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation

 10.9 Assignment Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation

 99.1 Certification of Louis R. Woodhill, Chief Executive Officer of NEON Systems, Inc., pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.2 Certification of Brian D. Helman, Chief Financial Officer of NEON Systems, Inc., pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (b) REPORTS ON FORM 8-K

       A Current Report on Form 8-K was filed on July 3, 2002, which included a copy of a press release announcing the appointment of a new Chief Financial Officer.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEON SYSTEMS, INC.

Date:  August 14, 2002                  /s/ Brian D. Helman
                                        ----------------------------------------
                                        Chief Financial Officer
                                        (Principal financial officer)