Form 10-Q
period 2002-09-30
NEON SYSTEMS INC
filed 2002-11-14
CIK 1072978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of the registrant's common stock outstanding as of November 11, 2002, was 8,718,427.

                               NEON SYSTEMS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                                                                   PAGE
                                                                                                                   ----
PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 2002 and March 31, 2002                                        3

          Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2002 and 2001        4

          Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2002 and 2001                  5

          Condensed Notes to Consolidated Financial Statements                                                        6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                       13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                  25

Item 4.   Controls and Procedures                                                                                     26

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                           26

Item 2.   Changes in Securities and Use of Proceeds                                                                   26

Item 3.   Defaults Upon Senior Securities                                                                             27

Item 4.   Submission of Matters to a Vote of Security Holders                                                         27

Item 5.   Other Information                                                                                           27

Item 6.   Exhibits                                                                                                    30

SIGNATURES                                                                                                            31

PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   SEPTEMBER 30, 2002        MARCH 31, 2002
                                                                   ------------------        --------------
                                                                       (UNAUDITED)
                           ASSETS

        CURRENT ASSETS:
          Cash and cash equivalents                                  $    23,035              $     34,506
          Accounts receivable, net                                         3,296                     4,650
          Taxes receivable                                                 1,069                     1,054
          Deferred income taxes                                              608                       608
          Prepaid royalty (related party, Note 7)                             --                     2,128
          Other current assets                                               765                     1,005
                                                                     -----------               -----------
              Total current assets                                        28,773                    43,951
                                                                     -----------               -----------

        Property and equipment, net                                        2,061                     2,171
        Notes receivable, net (related parties, Note 7)                    7,761                     3,702
        Intangible assets, net                                               650                     3,713
        Other assets                                                          53                        63
                                                                     -----------               -----------
              Total assets                                           $    39,298               $    53,600
                                                                     ===========               ===========

              LIABILITIES & STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:
           Accounts payable                                          $       421               $       297
           Accrued expenses                                                1,212                     2,204
           Deferred revenue                                                5,306                     8,174
                                                                     -----------               -----------
              Total current liabilities                                    6,939                    10,675
                                                                     -----------               -----------

        STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value. Authorized
          10,000,000 shares; no shares issued and outstanding                 --                        --
        Common stock, $.01 par value. Authorized
          30,000,000 shares; 8,711,677 and 8,674,953 shares
          issued and outstanding at September 30, 2002 and
          March 31, 2002, respectively                                        96                        96
        Additional paid-in capital                                        51,574                    51,233
        Treasury Stock, 913,400 shares at cost                            (2,649)                   (2,649)
        Accumulative other comprehensive income (loss)                      (524)                     (475)
        Unearned portion of deferred compensation                             --                       (26)
        Accumulated deficit                                              (16,138)                   (5,254)
                                                                     -----------               -----------
              Total stockholders' equity                                  32,359                    42,925
        Commitments and contingencies (Note 5)
                                                                     -----------               -----------
              Total liabilities and stockholders' equity             $    39,298               $    53,600
                                                                     ===========               ===========

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                              THREE MONTHS ENDED SEPTEMBER 30,            SIX MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------            ------------------------------
                                                  2002                  2001                 2002                 2001
                                          ----------------------------------------------------------------------------------
Revenues:
   License                                      $ 1,276              $  2,475              $  3,521             $  6,374
   Maintenance                                    2,518                 2,377                 5,395                4,675
                                                -------              --------              --------             --------
     Total revenues                               3,794                 4,852                 8,916               11,049

Cost of revenues:
   Cost of licenses                                 448                   616                   997                1,115
   Cost of maintenance                              479                   469                 1,046                1,045
                                                -------              --------              --------             --------
     Total cost of revenues                         927                 1,085                 2,043                2,160
                                                -------              --------              --------             --------

Gross profit                                      2,867                 3,767                 6,873                8,889
                                                -------              --------              --------             --------

Operating expenses:
   Sales and marketing                            3,259                 3,206                 6,500                7,315
   Research and development                       1,529                 1,466                 3,108                3,249
   General and administrative                     1,346                   959                 2,585                2,890
   Asset write-down charges                          --                   887                    --                  887
   Impairment of intangibles                      1,288                    --                 1,288                   --
   Amortization of goodwill                          --                   120                    --                  239
   Restructuring costs                              271                   908                   133                  908
   Loss on disposal                                 687                    --                   687                   --
                                                -------              --------              --------             --------
    Total operating expenses                      8,380                 7,546                14,301               15,488
                                                -------              --------              --------             --------

Operating loss                                   (5,513)               (3,779)               (7,428)              (6,599)

Interest and other income, net                      111                   334                   253                  744
Gain from settlement of litigation                   --                 9,260                    --                9,260
Equity loss in affiliate                           (939)                   --                (2,184)                  --
Valuation allowance on note receivable               91                    --                  (482)                  --
                                                -------              --------              --------             --------
   Income (loss) before income
     taxes and cumulative effect of change
     in accounting principle                     (6,250)                5,815                (9,841)               3,405
                                                -------              --------              --------             --------
Benefit (provision) for income taxes                 --                   143                    --                  143
                                                -------              --------              --------             --------
Income (loss) before cumulative
   effect of change in accounting principle      (6,250)                5,958                (9,841)               3,548
Cumulative effect of change in
   accounting principle                              --                    --                (1,043)                  --
                                                -------              --------              --------             --------
   Net income (loss)                            $(6,250)             $  5,958              $(10,884)            $  3,548
                                                =======              ========              ========             ========

Earnings (loss) per share - Basic:
Income (loss) before cumulative
   effect of change in accounting principle     $ (0.72)             $   0.62              $  (1.13)            $   0.37
Cumulative effect of change in
   accounting principle                              --                    --                 (0.12)                  --
                                                -------              --------              --------             --------
    Net income (loss)                           $ (0.72)             $   0.62              $  (1.25)            $   0.37
                                                =======              ========              ========             ========

Earnings (loss) per share - Diluted:
Income (loss) before cumulative
   effect of change in accounting principle     $ (0.72)             $   0.59              $  (1.13)            $   0.35
Cumulative effect of change in
   accounting principle                              --                    --                 (0.12)                  --
                                                -------              --------              --------             --------
    Net income (loss)                           $ (0.72)             $   0.59              $  (1.25)            $   0.35
                                                =======              ========              ========             ========
Shares used in computing earnings:
   per share
   Basic                                          8,703                 9,562                 8,693                9,544
                                                =======              ========              ========             ========
   Diluted                                        8,703                10,116                 8,693               10,113
                                                =======              ========              ========             ========



     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED SEPTEMBER 30,
                                                                          2002                      2001
                                                                     --------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                   $   (10,884)               $     3,548

 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                            1,076                      1,313
  Cumulative effect of change in accounting principle                      1,043                         --
  Non-cash compensation expense                                              349                        176
  Deferred tax benefit                                                        --                       (143)
  Asset write-down charges                                                    --                        887
  Impairment of intangibles                                                1,288                         --
  Equity loss in affiliate                                                 2,184                         --
  Valuation allowance on note receivable                                     482                         --
  Loss on disposal                                                           687                         --
  Increase (decrease) in cash resulting from
   changes in operating assets and liabilities:
   Accounts receivable                                                     1,591                      2,230
   Tax receivable                                                             --                      1,330
   Other current assets                                                      327                       (824)
   Prepaid royalty (related party, Note 7)                                (1,756)                        --
   Other assets                                                               12                         --
   Accrued expenses                                                       (1,065)                    (1,490)
   Accounts payable                                                          117                     (1,127)
   Other non-current assets                                                   --                         26
   Deferred revenue                                                       (2,020)                    (1,340)
                                                                     -----------                -----------
Net cash used in operating activities                                     (6,569)                     4,586
                                                                     -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Maturity of marketable securities                                            --                        820
 Advances to Scalable Software (related party, Note 7)                    (2,465)                    (2,000)
 Advances to PBTC (related party, Note 7)                                 (2,200)                        --
 Advances to Enterworks                                                       --                     (2,000)
 Purchases of furniture and equipment                                       (236)                      (494)
                                                                     -----------                -----------
Net cash used in investing activities                                     (4,901)                    (3,674)
                                                                     -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercises of stock options                                     19                         95
                                                                     -----------                -----------
Net cash used in financing activities                                         19                         95
                                                                     -----------                -----------

Net increase (decrease) in cash and cash equivalents                     (11,451)                     1,007
Effect of exchange rate changes on cash                                      (20)                        53
Cash and cash equivalents at beginning of period                          34,506                     42,774
                                                                     -----------                -----------

Cash and cash equivalents at end of period                           $    23,035                $    43,834
                                                                     ===========                ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                         $        --                $        --
                                                                     ===========                ===========
Cash paid during the period for interest                             $        --                $        --
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

     A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:

                                         THREE MONTHS ENDED SEPTEMBER 30,          SIX MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------          ------------------------------
                                               2002            2001                 2002                  2001
                                        ---------------------------------------------------------------------------
Net income (loss)                          $    (6,250)     $     5,958          $   (10,884)          $    3,548
                                           ===========      ===========          ===========           ==========

Weighted average number of common
 shares outstanding during the period:
Basic                                            8,703            9,562                8,693                9,544
Dilutive stock options                              --              554                   --                  569
                                           -----------      -----------          -----------           ----------
Diluted                                          8,703           10,116                8,693               10,113
                                           ===========      ===========          ===========           ==========

Income (loss) per common share:
  Basic                                    $     (0.72)     $      0.62          $     (1.25)          $     0.37
                                           ===========      ===========          ===========           ==========
  Diluted                                  $     (0.72)     $      0.59          $     (1.25)          $     0.35
                                           ===========      ===========          ===========           ==========

     In the period April 1, 2002 through September 30, 2002 options to purchase 39,574 shares of common stock at exercise prices between $0.20 to $1.80 per share were exercised. At September 30, 2002, there were options outstanding to purchase 3,145,192 shares of common stock with a weighted-average exercise price of $7.79, These options were excluded from the calculation of diluted loss per share for the three and six months ended September 30, 2002, as they were anti-dilutive.

NOTE 3--INCOME TAXES

     As of March 31, 2002 NEON had a net operating loss carry-forward for income tax purposes of approximately $5.4 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in the tax year 2020. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses, therefore, as of September 30, 2002, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these loss carryforwards. Management currently believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the net deferred tax asset recorded as of September 30, 2002.

NOTE 4--SEGMENT REPORTING

     NEON considers its business activities to be in a single segment. During the three-month and six-month periods ended September 30, 2002, NEON did not have any customers that individually accounted for more than 10% of total revenue. During the three-month period ended September 30, 2001, NEON had one customer that individually accounted for 22% of total revenues. During the six-month period ended September 30, 2001, NEON had one customer that accounted for 20% of total revenue.

     The table below summarizes revenues by geographic region.

                                  THREE MONTHS ENDED SEPTEMBER 30,          SIX MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------          ------------------------------
                                   2002                   2001                 2002               2001
        Revenues:
          United States           $    2,967           $    4,217           $    6,820         $    9,758
          United Kingdom                 706                  509                1,662                961
          Other                          121                  126                  434                330
                                  ----------           ----------           ----------         ----------
                                  $    3,794           $    4,852           $    8,916         $   11,049
                                  ==========           ==========           ==========         ==========

        Operating Loss:
          United States           $   (5,385)          $   (3,721)          $   (7,650)        $   (5,783)
          United Kingdom                 (11)                   2                  257               (590)
          Other                         (117)                 (60)                 (35)              (226)
                                  ----------           ----------           ----------         ----------
                                  $   (5,513)          $   (3,779)          $   (7,428)        $   (6,599)
                                  ==========           ==========           ==========         ==========

        Identifiable Assets:
          United States           $   41,366           $   61,001
          United Kingdom                (569)               1,724
          Other                       (1,499)                 499
                                  ----------           ----------
                                  $   39,298           $   63,224
                                  ==========           ==========

NOTE 5--CONTINGENCIES

     NEON is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of any of these matters will not have a material adverse effect on NEON's consolidated financial position, results of operations or liquidity.

NOTE 6--RESTRUCTURING CHARGES

     During the year ended March 31, 2002, NEON recorded restructuring charges of $908,000, which related to reductions in force and the abandonment of leased facilities as a result of a corporate reorganization. These restructuring expenses included severance costs of $570,000 and losses from lease commitments of $338,000. As of March 31, 2002, NEON has paid all severance related restructuring costs. In May 2002, NEON subleased its previously abandoned leased facilities, and as a result, NEON reduced its previously recorded restructuring charges by $138,000. As of September 30, 2002, cumulative cash paid for leasing expenses totaled $125,000 and NEON included the remaining net lease liability of $75,000 in accrued liabilities.

     During the three months ended September 30, 2002, NEON incurred additional restructuring charges of $271,000, related to the termination of its distribution agreement with Peregrine/Bridge Transfer Corporation. These restructuring expenses included severance costs of $50,000 and non cash compensation expense related to stock option extensions. As of September 30, 2002, NEON paid $5,000 severance related restructuring costs and included the remaining $45,000 in accrued liabilities.

NOTE 7 --RELATED PARTY TRANSACTIONS

     Members of NEON's Board of Directors and certain executive officers of NEON are shareholders and/or directors in other companies with which NEON has business relationships. Transactions between NEON and these other companies are described below.

Peregrine/Bridge Transfer Corporation

     In January 1996, NEON entered into a distribution agreement with Peregrine/Bridge Transfer Corporation ("PBTC"), a database software company whose sole stockholder is an affiliate of John J. Moores, NEON's Chairman of the Board of Directors. The distribution agreement had an initial term through January 1, 1998 and could be automatically renewed for successive one-year terms. The agreement also provided that NEON pay royalties to PBTC for the license of products and for maintenance and support and upgrade services equal to 50% of the revenues received by NEON for NEON's distribution of

PBTC's only products, its Enterprise Subsystem Management products. In December 1998, NEON amended its distribution agreement with PBTC and PBTC granted NEON an exclusive, worldwide license to market and sublicense PBTC's Enterprise Subsystem Management products in exchange for NEON's agreement to extend the term of the agreement through March 31, 2004 and pay PBTC a minimum advance royalty of $250,000 per quarter during fiscal year 2000, $500,000 per quarter during fiscal year 2001, $750,000 per quarter during fiscal year 2002, $1,000,000 per quarter during fiscal year 2003, and $1,250,000 per quarter during fiscal year 2004, for an aggregate payment of $15 million. Such advance royalty payments have historically been recorded by NEON as a prepaid expense and offset by 50% of NEON's sales of PBTC products. The amended distribution agreement also provided that PBTC would reimburse NEON for the amount of any unearned royalty advances when the agreement terminated in 2004.

     NEON also entered into a services agreement with PBTC pursuant to which PBTC reimbursed NEON for PBTC's share of the general and administrative expenses supplied to it by NEON. Such amounts have historically been presented as a reduction of general and administrative expenses in the accompanying consolidated financial statements. NEON revised the services agreement with PBTC in October 2001, as a result of which PBTC's monthly payment to NEON declined from $30,000 per month to $5,000 per month and NEON's services were reduced.

     On June 30, 2002, the balance of the unearned advance royalty payments was $3.0 million, an increase of $822,000 from March 31, 2002. Management believed that while the then-current and reasonably foreseeable business prospects for revenue received by NEON from licenses and maintenance for PBTC products was expected to be sufficient to offset the unearned advance royalty payments as of June 30, 2002, these revenues did not appear to be sufficient to meet the aggregate future minimum royalties required to be paid by NEON to PBTC over the term of the distribution agreement. As a result, the balance of unearned advance royalty payments was projected to increase substantially by the time the distribution agreement terminates on March 31, 2004. On June 30, 2002, PBTC's sole source of income was the royalty payments made by NEON and PBTC had a substantial negative net worth. As a result, NEON's Board had concerns regarding PBTC's ability to repay any balance of unearned royalty advances at the termination of the agreement in 2004.

     On July 2, 2002, the independent directors of NEON authorized the officers of NEON to review the distributor relationship with PBTC and to negotiate a termination of the distribution agreement. On July 24, 2002, the independent directors of NEON approved a letter of intent with proposed terms for a termination of the distribution agreement, which letter of intent was executed by PBTC and NEON on such date.

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

     Upon the closing of the Termination and Customer Support Agreement on August 14, 2002, PBTC's right to receive from NEON, and NEON's corresponding obligation to pay to PBTC, the advance royalty payments described in the distribution agreement terminated. Additionally, NEON's option to purchase PBTC and right of first refusal under the distribution agreement also terminated. The Termination and Customer Support Agreement provides that, in consideration of PBTC's consent to terminate its existing agreements with NEON, NEON paid PBTC a final cash advance of $2.2 million, which amount has been consolidated with $884,028 of the outstanding unearned royalty advance balance under the distribution agreement as of July 31, 2002 and the $500,000 payment with respect to the transfer of rights described below and represented by the consolidated promissory note payable to NEON in the aggregate principal amount of $3,584,028, bearing no interest to its due date of March 31, 2005. This consolidated promissory note is secured by all of the intellectual property of PBTC ("PBTC IP"). The Termination and Customer Support Agreement also provided that the remaining outstanding unearned royalty advance of $3.0 million as of July 31, 2002 was converted into a $3.0 million convertible promissory note payable to NEON bearing no interest to its due date of March 31, 2005, which is also secured by the PBTC IP. The $3.0 million convertible note is convertible by NEON, in its discretion, into equity in PBTC at an agreed pre-cash valuation of $30.0 million dollars. Such conversion right will expire on the due date of the $3.0 million convertible note. Upon closing, NEON recorded the notes receivable from PBTC at their estimated net present value, which was calculated at $4.3 million in aggregate. NEON also values the intellectual property of PBTC on a quarterly basis to determine the note's net realizable value, as it is secured by the PBTC IP. Accordingly, NEON will adjust the carrying value of the note if the net realizable value is determined to be below the carrying value.

     Pursuant to the Termination and Customer Support Agreement and an assignment executed in connection with the closing of the Termination and Customer Support Agreement and effective as of August 1, 2002, PBTC was assigned all of NEON's rights and obligations under any customer license and maintenance agreements related to the PBTC software products previously marketed by NEON, including customer support obligations. In addition, the terms of the Termination and Customer Support Agreement provide that PBTC offered employment to certain sales and support personnel of NEON that were assigned to market the PBTC software products. The Termination and Customer Support Agreement also contemplated the resignation of Wayne E. Webb Jr. as Senior Vice President and General Counsel of NEON effective as of August 1, 2002 to focus on his role as President and CEO of PBTC.

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

     In further consideration of PBTC entering into the Termination and Customer Support Agreement, NEON agreed to provide PBTC with administrative, accounting and legal services pursuant to the terms of a new services agreement. Such services will be provided by NEON at no cost to PBTC, other than reimbursement of reasonable business expenses, for the twelve-month period beginning August 1, 2002. After the initial twelve-month period of the services agreement, PBTC may elect to receive the services, at its option, for up to an additional twelve months for a fee of $10,000 per month. At the end of such additional term, or in the event PBTC does not elect to continue receiving the services described above for the additional term, at the end of the initial term, NEON shall have no further obligations under the services agreement.

     Additionally, in connection with the closing of the Termination and Customer Support Agreement on August 14, 2002, NEON and PBTC entered into a license and distribution agreement whereby PBTC agreed to market and distribute NEON's 24x7 software product. The NEON 24x7 software product was developed by PBTC as an OEM software product using the Shadow source and object code under a remarketing agreement dated January 25, 2000. This remarketing agreement provided that NEON would distribute the NEON 24x7 software product under the terms of the distributor agreement.

     Finally, in connection with the closing of the Termination and Customer Support Agreement on August 14, 2002, NEON and PBTC entered into a trademark license agreement granting PBTC a license to use the "NEON(R)" registered trademark in its marketing of NEON 24x7 and the PBTC software products. Under the terms of this agreement, NEON granted PBTC the option to acquire the "NEON(R)" trademarks in the event that NEON discontinues its use of such marks.

     NEON interlocks with Peregrine/Bridge Transfer Corporation. John J. Moores, Charles E. Noell, III and Norris van den Berg, directors of NEON, also serve as directors of PBTC. Wayne E. Webb, Jr., former Senior Vice President and General Counsel of NEON, served as the Vice President and General Counsel of PBTC until February of 2002, when he was appointed its President and CEO. On June 1, 2001, Mr. Webb was appointed President and Chief Executive Officer of NEON Systems, Inc., an office he held until Mr. Louis Woodhill assumed those positions on October 15, 2001. As mentioned above, on August 1, 2002 and in connection with the closing of the Termination and Customer Support Agreement described above, Mr. Webb resigned from his position as Senior Vice President and General Counsel of NEON. Through his interest in Skunkware, Inc., John J. Moores, Chairman of the NEON Board of Directors, beneficially owns approximately 90% of PBTC. Through their interests in Skunkware, Inc., each of Messrs. Noell, van den Berg and Webb beneficially own approximately 1% of PBTC. Additionally, Messrs. Noell, Moores and van den Berg serve as directors of Skunkware, Inc.

Scalable Software, Inc.

     Scalable Software, Inc., a Houston-based provider of software solutions for IT portfolio management, is a company founded by Louis R. Woodhill, NEON's Chief Executive Officer. Several members of NEON's Board of Directors, including Louis
R. Woodhill, John J. Moores and Jim Woodhill, have a financial interest in Scalable Software. The percentage beneficial ownership of the NEON directors and executive officers that have a financial interest in Scalable Software is set forth below:

                  Name                          Ownership
                                                Percentage
------------------------------------------    --------------
    Jim Woodhill                                   24.3%
    John J. Moores (and affilitates)               23.8%
    Louis R. Woodhill                              16.7%
    Charles E. Noell (and affilitates)             15.1%
    Peter Schaeffer                                 1.5%
                                                 ------
       Total                                       81.4%
                                                 ======

     On July 17, 2001, NEON announced that it had entered into a letter of intent to acquire Scalable Software, Inc. Louis R. Woodhill, is also a director, and the President and Chief Executive Officer of Scalable Software. In connection with the letter of intent, NEON and Scalable Software entered into a Promissory Note dated July 17, 2001, which provided bridge financing to Scalable in a maximum amount of $3.0 million with a maturity date of December 31, 2001, secured by the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill. On November 13, 2001, the promissory note was amended to increase the maximum lending limit to $3.5 million with an amended maturity date of March
31, 2002, with such increased amount also being guaranteed by Messrs. Moores, Woodhill and Woodhill.

     Due to the interests in Scalable Software of several members of NEON's Board of Directors, the Board of Directors concluded that it would be appropriate to create a Special Committee comprised solely of independent directors who had no interest in Scalable Software to review the terms of the proposed acquisition. After thorough consideration and discussion by the Special Committee and its advisors, the Special Committee proposed that the payment of the consideration for the proposed acquisition be structured as an earn out, in which the NEON stock to be used as consideration would be placed in escrow subject to release to the Scalable Software shareholders upon Scalable Software's attainment of specified revenue and profitability goals. This proposal was unacceptable to Scalable Software's management and its Board of Directors and was rejected. The status of the proposed acquisition was then discussed at a special meeting of NEON's Board of Directors in December 2001. After thorough consideration and discussion and upon endorsement by the Special Committee, NEON's Board of Directors approved modifications to the proposed terms and conditions for the acquisition such that the transaction would be structured as an option to acquire Scalable Software as discussed below. In addition, NEON also announced on December 21, 2001, that Louis R. Woodhill, its President and Chief Executive Officer, and Jim Woodhill had been appointed to the Board of Directors of NEON. As of September 30, 2002, there has been no change to the status of the directors and officers of NEON who are listed as shareholders, directors or officers of Scalable Software above.

     NEON has obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON agreed to provide bridge financing of up to $5.5 million, in addition to the $3.5 million previously loaned to Scalable Software that is secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing has a 36-month term and will not bear interest during the term of the two-year option to acquire Scalable Software. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill for the initial $3.5 million loaned to Scalable Software, the $5.5 million loan will be secured by all of the intellectual property rights of Scalable Software. NEON may exercise the option to acquire Scalable Software at any time during the two-year term, subject to provisions that require NEON to exercise its option within a 30-day window under certain circumstances or forfeit the option. If NEON exercises the option and acquires Scalable Software, each of the approximately 19,400,000 outstanding shares of common stock of Scalable Software will be converted into approximately
0.135 of a share of NEON common stock and outstanding options and warrants to purchase approximately 3,000,000 shares of common stock of Scalable Software will become options and warrants to purchase common stock of NEON on the same conversion basis. If Scalable Software incurs more indebtedness for borrowed money or issues more equity, the exchange ratio will be adjusted accordingly. Prior to NEON exercising the option to acquire Scalable Software, a Special Committee would be appointed to review the negotiated terms of the proposed acquisition and NEON would seek to obtain a fairness opinion regarding the transaction from a financial advisory firm. The acquisition of Scalable Software will also require approval of the stockholders of NEON and the NEON Board of Directors.

     It is management's belief that Scalable Software may exhaust its line of credit from NEON before it is able to generate cash from operations sufficient to sustain its operations. In that event, and if Scalable Software is unable to secure additional financing, it could become the subject of bankruptcy proceedings. If Scalable Software is subject to bankruptcy proceedings, it is possible that the security interests held by NEON in the intellectual property of Scalable Software could be set aside, and NEON could be an unsecured creditor with respect to the $5.5 million loan. On October 16, 2002, the Board of Directors reviewed the progress of Scalable Software with respect to the timing of its anticipated break-even quarter and determined that Scalable Software may require an additional infusion of approximately $500,000 in additional capital to meet its projections. In the interest of preserving its investment, the Special Committee approved an increase in the aggregate borrowing limit under the $5.5 million loan to a aggregate principal amount of $6.0 million, an increase of $500,000 in Scalable Software's aggregate borrowing limits under its line of credit with NEON. Such increase shall be memorialized in an amendment to the relevant promissory notes and security agreements and will be subject in all respect to the current terms and conditions of the $5.5 million loan.

     As noted above, certain member's of NEON's board of directors and executive officers also serve as directors and executive officers of Scalable Software and claim beneficial ownership of approximately 81% of Scalable's common stock. In addition, NEON has an option to acquire all of the outstanding shares of Scalable Software and is currently providing Scalable's primary financing for its operations. Therefore, NEON recognizes 100% of Scalable Software's losses to the extent of advances made in excess of the guaranteed amount. At September 30, 2002, NEON had made total advances of $8.3 million to Scalable Software (including $4.8 million of unguaranteed advances) and recognized cumulative losses of $4.3 million. In addition, due to the uncertainties regarding NEON's ultimate ability to recover any unguaranteed advances to Scalable Software, NEON will not record the carrying value of its net advance to Scalable Software above the guaranteed amount. Accordingly, for the six months ended September 30, 2002, NEON recorded a valuation allowance of $482,000 against the Scalable note receivable, reducing the carrying value of the note receivable to the $3.5 million guaranteed amount.

     Sheer Genius Software, Inc.

     On January 3, 2002, NEON entered into a services agreement with Sheer Genius Software, Inc. of Austin, Texas, a company owned by Jim Woodhill. Also, JMI Services, Inc., a private company owned by John J. Moores, NEON's Chairman, is a creditor of Sheer Genius, holding a promissory note dated August 31, 2001 in the amount of $200,000. Under the first project description negotiated for such services agreement, Sheer Genius provided development services to NEON on a budgeted time and materials basis and delivered fixed deliverables consisting primarily of developed source code. The term of the initial project description was six months and the aggregate fees were $480,000. This agreement was extended by the Board for an additional three months with additional aggregate fees of $300,000. On October 16, 2002, the Board determined that the Services Agreement with Sheer Genius should be extended on a month-to-month basis. All fees under this arrangement are expensed as incurred and included in research and development. While NEON is currently Sheer Genius' sole source of income, it is free to solicit other customers. Under the services agreement, all intellectual property created by Sheer Genius in the course of performing the services is owned by NEON. Sheer Genius will receive a license back of such intellectual property for limited use in the development by Sheer Genius of software that does not compete with software distributed by NEON. The Board of Directors reviewed the terms of the services agreement and project description and approved such agreements following disclosure of the interest of its officers and directors associated with Sheer Genius.

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

     Under the transition provisions of SFAS No. 142, NEON tested the goodwill balances associated with the September 1999 acquisition of Beyond Software, Inc. ("BSI") for impairment by comparing the fair value of BSI to its carrying value. Fair value was determined after considering changes in operational strategies and plans, as well as assumptions regarding the potential future cash flows from the acquired assets. As a result, NEON determined that the carrying value of the goodwill related to the BSI acquisition had been impaired by $1.0 million, which is shown as a cumulative effect of a change in accounting principle as of April 1, 2002. This impairment charge resulted in a net carrying value of $150,000 at September 30, 2002.

     The pro forma effects of the adoption of SFAS 142 on net income (loss) and income (loss) per share for NEON for the three and six months ended September 30, 2002 and 2001 is as follows:


                                         THREE MONTHS             THREE MONTHS             SIX MONTHS           SIX MONTHS
                                            ENDED                     ENDED                  ENDED                 ENDED
                                      SEPTEMBER 30, 2002         SEPTEMBER 30, 2001    SEPTEMBER 30, 2002   SEPTEMBER 30, 2001
                                      ----------------------------------------------------------------------------------------
Net income (loss) as reported             $  (6,250)                $   5,958              $  (10,884)          $   3,548
Add back: Cumulative effect of
 change in accounting principle                --                        --                     1,043                --
Add back: Amortization of goodwill             --                         120                    --                   239
                                          ---------                 ---------              ----------           ---------
    Adjusted net income (loss)            $  (6,250)                $   6,078              $   (9,841)          $   3,787
                                          =========                 =========              ==========           =========
Income (loss) per share - Basic:
 Income (loss) per share, as              $   (0.72)                $     .62              $    (1.25)          $     .37
  reported
 Add back: Cumulative effect of
  change in accounting principle               --                        --                      0.12                --
 Add back: Amortization of goodwill            --                         .01                    --                   .03
                                          ---------                 ---------              ----------           ---------
 Pro forma income (loss) per share        $   (0.72)                $     .63              $    (1.13)          $     .40
                                          =========                 =========              ==========           =========
Income (loss) per share - Diluted:
 Income (loss) per share as reported      $   (0.72)                $    0.59              $    (1.25)          $    0.35
 Add back: Cumulative effect of
  change in accounting principle               --                        --                      0.12                --
 Add back: Amortization of goodwill            --                         .01                    --                   .02
                                          ---------                 ---------              ----------           ---------
 Pro forma income (loss) per share        $   (0.72)                $     .60              $    (1.13)          $     .37
                                          =========                 =========              ==========           =========

     NEON adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective April 1, 2002. SFAS No. 144 supersedes No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains many of its fundamental provisions. SFAS No. 144 clarifies certain measurement and classification issues from SFAS No. 121. In addition, SFAS No. 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the basic requirements in APB Opinion No. 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS No. 144 excludes goodwill. The adoption of SFAS No. 144 did not have a material impact of NEON's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases." SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 will be effective for fiscal year beginning at May 15, 2002. NEON does not anticipate that the adoption of SFAS No. 145 will have a material impact of NEON's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefit and Other Costs to Exit an Activity (in Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. NEON will adopt the requirements of SFAS No. 146 as of January 1, 2003.

NOTE 9 - IMPAIRMENT OF INTANGIBLES

     As a result of changes to NEON's estimate of future cash flows attributable to NEON's iWave products, acquired from Sterling Software in October 2000, NEON performed impairment tests on these assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated future cash flows expected to result from the use of the asset are less than the carrying amount of the asset, an impairment loss is recognized. NEON recorded an impairment charge of $1.3 million during the six months ended September 30, 2002, associated with the intellectual property acquired from Sterling Software. As a result of the impairment, the carrying value was reduced to $500,000 at September 30, 2002.

     In addition, under SFAS No. 142, NEON determined that fair value of goodwill related to the BSI acquisition was approximately $150,000. The carrying value of goodwill related to the BSI acquisition at June 30, 2002 was $1.2 million, and as a result, NEON recorded an impairment charge of $1.0 million upon the adoption of SFAS No. 142 as of April 1, 2002. See Note 8 to NEON's financial statements.

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

OVERVIEW

     NEON Systems, Inc. and its subsidiaries (collectively, "NEON") develop, market and support software products for the IBM mainframe platform. NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation, which was incorporated in June 1991. NEON's primary product group, the Shadow branded products, provide access and integration of IBM mainframe data and applications from standard application client environments, including the Internet and client/server systems. Historically, the sales mix primarily consisted of Shadow products. In addition, NEON's iWave branded products integrate helpdesk, network management, database management and systems management applications across mainframe and distributed systems environments. On October 31, 2002, NEON reduced the scope of its iWave operations and is evaluating various strategic alternatives to maximize the value of that division.

     NEON derives revenue from software licenses and maintenance services. License fees, which are based upon the number and capacity of servers as well as the number of client users, are generally due upon license grant and include a one-year maintenance period. The sales process typically takes approximately nine months. After the initial year of license, NEON provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee. Any factors adversely affecting the pricing of, demand for, or market acceptance of, our products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition. During the three-month period ended September 30, 2002, NEON did not have any customers that individually accounted more than 10% of total revenue. During the three-month period ended September 30, 2001 NEON had one customer that accounted for 22% of total revenue.

     Since its inception, NEON has incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. Accordingly, NEON will need to increase its annual revenue to generate operating profits. There can be no assurance in future quarters that NEON will achieve or sustain revenue growth and/or return to profitability. As a result, management believes that its cash resources may decline as a result of continuing losses from operations and incremental costs associated with the acquisition and operation of Scalable Software. See "Related Party Transactions" below and in Note 7 to NEON's financial statements.

     NEON conducts business in the United Kingdom and Germany through two wholly owned consolidated subsidiaries and revenues from these subsidiaries are denominated in local currencies. In connection with these foreign operations, NEON is exposed to foreign currency fluctuations for its net working capital positions. NEON has no material commitments that would be satisfied in currencies other than U.S. dollars. In other international markets, NEON conducts substantially all of its business through independent third-party distributors. Revenues derived from third-party distributors are denominated in U.S. dollars. Revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 24% and 12% for the six months ended September 30, 2002 and 2001, respectively. Foreign currency fluctuations have not had a significant impact on NEON's revenues or operating results. Management does not currently have an active foreign exchange hedging program; however, NEON may implement a program to mitigate foreign currency transaction risk in the future.

     In view of the rapidly changing nature of our business and the current weakness in the mainframe software market, NEON believes that period-to-period comparisons of our revenue and operating results are not necessarily meaningful and should not be relied upon as indications of our future performance. Further, NEON does not believe that its historical growth rates are necessarily representative of its future growth potential.

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

Peregrine/Bridge Transfer Corporation

     In January 1996, NEON entered into a distribution agreement with Peregrine/Bridge Transfer Corporation ("PBTC"), a database software company whose sole stockholder is an affiliate of John J. Moores, NEON's Chairman of the Board of Directors. The distribution agreement had an initial term through January 1, 1998 and could be automatically renewed for successive one-year terms. The agreement also provided that NEON pay royalties to PBTC for the license of products and for maintenance and support and upgrade services equal to 50% of the revenues received by NEON for NEON's distribution of PBTC's only products, its Enterprise Subsystem Management products. In December 1998, NEON amended its distribution agreement with PBTC and PBTC granted NEON an exclusive, worldwide license to market and sublicense PBTC's Enterprise Subsystem Management products in exchange for NEON's agreement to extend the term of the agreement through March 31, 2004 and pay PBTC a minimum advance royalty of $250,000 per quarter during fiscal year 2000, $500,000 per quarter during fiscal year 2001, $750,000 per quarter during fiscal year 2002, $1,000,000 per quarter during fiscal year 2003, and $1,250,000 per quarter during fiscal year 2004, for an aggregate payment of $15 million. Such advance royalty payments have historically been recorded by NEON as a prepaid expense and offset by 50% of NEON's sales of PBTC products. The amended distribution agreement also provided that PBTC would reimburse NEON for the amount of any unearned royalty advances when the agreement terminated in 2004.

     NEON also entered into a services agreement with PBTC pursuant to which PBTC reimbursed NEON for PBTC's share of the general and administrative expenses supplied to it by NEON. Such amounts have historically been presented as a reduction of general and administrative expenses in the accompanying consolidated financial statements. NEON revised the services agreement with PBTC in October 2001, as a result of which PBTC's monthly payment to NEON declined from $30,000 per month to $5,000 per month and NEON's services were reduced.

     On June 30, 2002, the balance of the unearned advance royalty payments was $3.0 million, an increase of $822,000 from March 31, 2002. Management believed that while the then-current and reasonably foreseeable business prospects for revenue received by NEON from licenses and maintenance for PBTC products was expected to be sufficient to offset the unearned advance royalty payments as of June 30, 2002, these revenues did not appear to be sufficient to meet the aggregate future minimum royalties required to be paid by NEON to PBTC over the term of the distribution agreement. As a result, the balance of unearned advance royalty payments was projected to increase substantially by the time the distribution agreement terminates on March 31, 2004. On June 30, 2002, PBTC's sole source of income was the royalty payments made by NEON and PBTC had a substantial negative net worth. As a result, NEON's Board had concerns regarding PBTC's ability to repay any balance of unearned royalty advances at the termination of the agreement in 2004.

     On July 2, 2002, the independent directors of NEON authorized the officers of NEON to review the distributor relationship with PBTC and to negotiate a termination of the distribution agreement. On July 24, 2002, the independent directors of NEON approved a letter of intent with proposed terms for a termination of the distribution agreement, which letter of intent was executed by PBTC and NEON on such date.

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

     Upon the closing of the Termination and Customer Support Agreement on August 14, 2002, PBTC's right to receive from NEON, and NEON's corresponding obligation to pay to PBTC, the advance royalty payments described in the distribution agreement terminated. Additionally, NEON's option to purchase PBTC and right of first refusal under the distribution agreement also terminated. The Termination and Customer Support Agreement provides that, in consideration of PBTC's consent to terminate its existing agreements with NEON, NEON paid PBTC a final cash advance of $2.2 million, which amount has been consolidated with $884,028 of the outstanding unearned royalty advance balance under the distribution agreement as of July 31, 2002 and the $500,000 payment with respect to the transfer of rights described below and represented by the consolidated promissory note payable to NEON in the aggregate principal amount of $3,584,028, bearing no interest to its due date of March 31, 2005. This consolidated promissory note is secured by all of the intellectual property of PBTC ("PBTC IP"). The Termination and Customer Support Agreement also provided that the remaining outstanding unearned royalty advance of $3.0 million as of July 31, 2002 was converted into a $3.0 million convertible promissory note payable to NEON bearing no interest to its due date of March 31, 2005, which is also secured by the PBTC IP. The $3.0 million convertible note is convertible by NEON, in its discretion, into equity in PBTC at an agreed pre-cash valuation of $30.0 million dollars. Such conversion right will expire on the due date of the $3.0 million convertible note. Upon closing, NEON recorded the notes receivable from PBTC at their estimated net present value, which was calculated at $4.3 million in aggregate. NEON also values the intellectual property of PBTC on a quarterly basis to determine the note's net realizable value, as it is secured by the PBTC IP. Accordingly, NEON will adjust the carrying value of the note if the net realizable value is determined to be below the carrying value.

     Pursuant to the Termination and Customer Support Agreement and an assignment executed in connection with the closing of the Termination and Customer Support Agreement and effective as of August 1, 2002, PBTC was assigned all of NEON's rights and obligations under any customer license and maintenance agreements related to the PBTC software products previously marketed by NEON, including customer support obligations. In addition, the terms of the Termination and Customer Support Agreement provide that PBTC offered employment to certain sales and support personnel of NEON that were assigned to market the PBTC software products. The Termination and Customer Support Agreement also contemplated the resignation of Wayne E. Webb Jr. as Senior Vice President and General Counsel of NEON effective as of August 1, 2002 to focus on his role as President and CEO of PBTC.

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

     In further consideration of PBTC entering into the Termination and Customer Support Agreement, NEON agreed to provide PBTC with administrative, accounting and legal services pursuant to the terms of a new services agreement. Such services will be provided by NEON at no cost to PBTC, other than reimbursement of reasonable business expenses, for the twelve-month period beginning August 1, 2002. After the initial twelve-month period of the services agreement, PBTC may elect to receive the services, at its option, for up to an additional twelve months for a fee of $10,000 per month. At the end of such additional term, or in the event PBTC does not elect to continue receiving the services described above for the additional term, at the end of the initial term, NEON shall have no further obligations under the services agreement.

     Additionally, in connection with the closing of the Termination and Customer Support Agreement on August 14, 2002, NEON and PBTC entered into a license and distribution agreement whereby PBTC agreed to market and distribute NEON's 24x7 software product. The NEON 24x7 software product was developed by PBTC as an OEM software product using the Shadow source and object code under a remarketing agreement dated January 25, 2000. This remarketing agreement provided that NEON would distribute the NEON 24x7 software product under the terms of the distributor agreement.

     Finally, in connection with the closing of the Termination and Customer Support Agreement on August 14, 2002, NEON and PBTC entered into a trademark license agreement granting PBTC a license to use the "NEON(R)" registered trademark in its marketing of NEON 24x7 and the PBTC software products. Under the terms of this agreement, NEON granted PBTC the option to acquire the "NEON(R)" trademarks in the event that NEON discontinues its use of such marks.

     NEON interlocks with Peregrine/Bridge Transfer Corporation. John J. Moores, Charles E. Noell, III and Norris van den Berg, directors of NEON, also serve as directors of PBTC. Wayne E. Webb, Jr., Senior Vice President and General Counsel of NEON, served as the Vice President and General Counsel of PBTC until February of 2002, when he was appointed its President and CEO. On June 1, 2001, Mr. Webb was appointed President and Chief Executive Officer of NEON Systems, Inc., an office he held until Mr. Louis Woodhill assumed those positions on October 15, 2001. As mentioned above, on August 1, 2002 and in connection with the closing of the Termination and Customer Support Agreement described above, Mr. Webb resigned from his position as Senior Vice President and General Counsel of NEON. Through his interest in Skunkware, Inc., John J. Moores, Chairman of the NEON Board of Directors, beneficially owns approximately 90% of PBTC. Through their interests in Skunkware, Inc., each of Messrs. Noell, van den Berg and Webb beneficially own approximately 1% of PBTC. Additionally, Messrs. Noell, Moores and van den Berg serve as directors of Skunkware, Inc.

Scalable Software, Inc.

     Scalable Software, Inc., a Houston-based provider of software solutions for IT portfolio management, is a company founded by Louis R. Woodhill, NEON's Chief Executive Officer. Several members of NEON's Board of Directors, including Louis
R. Woodhill, John J. Moores and Jim Woodhill, have a financial interest in Scalable Software. The percentage beneficial ownership of the NEON directors and executive officers that have a financial interest in Scalable Software is set forth below:

                           Name                          Ownership
                                                        Percentage
         -----------------------------------------    ----------------
             Jim Woodhill                                  24.3%
             John J. Moores (and affilitates)              23.8%
             Louis R. Woodhill                             16.7%
             Charles E. Noell (and affilitates)            15.1%
             Peter Schaeffer                                1.5%
                                                           ----
                Total                                      81.4%
                                                           ====

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

     Due to the interests in Scalable Software of several members of NEON's Board of Directors, the Board of Directors concluded that it would be appropriate to create a Special Committee comprised solely of independent directors who had no interest in Scalable Software to review the terms of the proposed acquisition. After thorough consideration and discussion by the Special Committee and its advisors, the Special Committee proposed that the payment of the consideration for the proposed acquisition be structured as an earn out, in which the NEON stock to be used as consideration would be placed in escrow subject to release to the Scalable Software shareholders upon Scalable Software's attainment of specified revenue and profitability goals. This proposal was unacceptable to Scalable Software's management and its Board of Directors and was rejected. The status of the proposed acquisition was then discussed at a special meeting of NEON's Board of Directors in December 2001. After thorough consideration and discussion and upon endorsement by the Special Committee, NEON's Board of Directors approved modifications to the proposed terms and conditions for the acquisition such that the transaction would be structured as an option to acquire Scalable Software as discussed below. In addition, NEON also announced on December 21, 2001, that Louis R. Woodhill, its President and Chief Executive Officer, and Jim Woodhill had been appointed to the Board of Directors of NEON. As of September 30, 2002, there has been no change to the status of the directors and officers of NEON who are listed as shareholders, directors or officers of Scalable Software above.

     NEON has obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON agreed to provide bridge financing of up to $5.5 million, in addition to the $3.5 million previously loaned to Scalable Software that is secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing has a 36-month term and will not bear interest during the term of the two-year option to acquire Scalable Software. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill for the initial $3.5 million loaned to Scalable Software, the $5.5 million loan will be secured by all of the intellectual property rights of Scalable Software. NEON may exercise the option to acquire Scalable Software at any time during the two-year term, subject to provisions that require NEON to exercise its option within a 30-day window under certain circumstances or forfeit the option. If NEON exercises the option and acquires Scalable Software, each of the approximately 19,400,000 outstanding shares of common stock of Scalable Software will be converted into approximately 0.135 of a share of NEON common stock and outstanding options and warrants to purchase approximately 3,000,000 shares of common stock of Scalable Software will become options and warrants to purchase common stock of NEON on the same conversion basis. If Scalable Software incurs more indebtedness for borrowed money or issues more equity, the exchange ratio will be adjusted accordingly. Prior to NEON exercising the option to acquire Scalable Software, a Special Committee would be appointed to review the negotiated terms of the proposed acquisition and NEON would seek to obtain a fairness opinion regarding the transaction from a financial advisory firm. The acquisition of Scalable Software will also require approval of the stockholders of NEON and the NEON Board of Directors.

     Scalable Software may exhaust its line of credit from NEON before it is able to generate cash from operations sufficient to sustain its operations. In that event, and if Scalable Software is unable to secure additional financing, it could become the subject of bankruptcy proceedings. If Scalable Software is subject to bankruptcy proceedings, it is possible that the security interests held by NEON in the intellectual property of Scalable Software could be set aside, and NEON could be an unsecured creditor with respect to the $5.5 million loan. On October 16, 2002, the Board of Directors reviewed the progress of Scalable Software with respect to the timing of its anticipated break-even quarter and determined that Scalable Software may require an additional infusion of approximately $500,000 in additional capital to meet its projections. In the interest of preserving its investment, the Special Committee approved an increase in the aggregate borrowing limit under the $5.5 million loan to a aggregate principal amount of $6.0 million, an increase of $500,000 in Scalable Software's aggregate borrowing limits under its line of credit with NEON. Such increase shall be memorialized in an amendment to the relevant promissory notes and security agreements and will be subject in all respect to the current terms and conditions of the $5.5 million loan.

     As noted above, certain member's of NEON's board of directors and executive officers also serve as directors and executive officers of Scalable Software and claim beneficial ownership of approximately 81% of Scalable's common stock. In addition, NEON has an option to acquire all of the outstanding shares of Scalable Software and is currently providing Scalable's primary financing for its operations. Therefore, NEON recognizes 100% of Scalable Software's losses to the extent of advances made in excess of the guaranteed amount. At September 30, 2002, NEON had made total advances of $8.3 million to Scalable Software (including $4.8 million of unguaranteed advances) and recognized cumulative losses of $4.3 million. In addition, due to the uncertainties regarding NEON's ultimate ability to recover any unguaranteed advances to Scalable Software, NEON will not record the carrying value of its net advance to Scalable Software above the guaranteed amount. Accordingly, for the six months ended September 30, 2002, NEON recorded a valuation allowance of $482,000 against the Scalable note receivable, reducing the carrying value of the net revenue to the $3.5 million guaranteed amount

Sheer Genius Software, Inc.

     On January 3, 2002, NEON entered into a services agreement with Sheer Genius Software, Inc. of Austin, Texas, a company owned by Jim Woodhill. Also, JMI Services, Inc., a private company owned by John J. Moores, NEON's Chairman, is a creditor of Sheer Genius, holding a promissory note dated August 31, 2001 in the amount of $200,000. Under the first project description negotiated for such services agreement, Sheer Genius provided development services to NEON on a budgeted time and materials basis and delivered fixed deliverables consisting primarily of developed source code. The term of the initial project description was six months and the aggregate fees were $480,000. This agreement was extended by the Board for an additional three months with additional aggregate fees of $300,000. On October 16, 2002, the Board determined that the Services Agreement with Sheer Genius should be extended on a month-to-month basis. All fees under this arrangement are expensed as incurred and included in research and development. While NEON is currently Sheer Genius' sole source of income, it is free to solicit other customers. Under the services agreement, all intellectual property created by Sheer Genius in the course of performing the services shall be owned by NEON. Sheer Genius will receive a license back of such intellectual property for limited use in the development by Sheer Genius of software that does not compete with software distributed by NEON. The Board of Directors reviewed the terms of the services agreement and project description and approved such agreements following disclosure of the interest of its officers and directors associated with Sheer Genius.

Critical Accounting Policies

     The following is a discussion of the accounting policies that NEON believes
(1) are most important to the portrayal of its financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition Policies

     Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4) and Statement of Position 98-9 (SOP 98-9). NEON adopted SOP 97-2 effective July 1, 1997, SOP 98-4 effective March 31, 1998 and SOP 98-9 effective April 1, 1999. NEON believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4 and SOP 98-9. Revenues from software license sales are recognized when all of the following conditions are met: a non-cancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; no other significant vendor obligations exist; and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately.All elements of each order are valued at the time of revenue recognition. License revenues generally include software maintenance agreements for the first year following the date of sale. In such cases, revenues are allocated between licenses fees and maintenance revenues based on vendor-specific evidence. Revenues from first-year maintenance agreements and separately priced software maintenance agreements for subsequent years are deferred and recognized ratably on a straight-line basis over the maintenance period. NEON also markets and sells its products through independent distributors and resellers. License and maintenance revenues from these transactions are recognized when sold to the ultimate end user and all of the above conditions are met.

Capitalized Software Costs

     NEON follows SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Research and development expenditures in general have been charged to operations as incurred. No such costs have been capitalized to date.

Allowance for Doubtful Accounts Receivable

     As a part of its normal accounting procedures, NEON evaluates outstanding accounts receivable to estimate whether they will be collected. This is a subjective process that involves making judgments about our customers' ability and willingness to pay these accounts. An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance that we believe will be collected. In estimating the appropriate balance for this allowance, we consider (1) specific reserves for accounts we believe may prove to be uncollectible and (2) additional reserves, based on historical collections, for the remainder of our accounts. Additions to the allowance for doubtful accounts are charged to operating expenses, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. If NEON's estimate of uncollectible accounts should prove to be inaccurate at some future date, the results of operations for the period could be materially affected by any necessary correction to the allowance for doubtful accounts.

Deferred Income Taxes

     NEON records deferred income tax assets and liabilities on its balance sheet related to events that impact its financial statements and tax returns in different periods. In order to compute these deferred tax balances, NEON first analyzes the differences between the book basis and tax basis of its assets and liabilities (referred to as "temporary differences"). These temporary differences are then multiplied by current tax rates to arrive at the balances for the deferred income tax assets and liabilities. If deferred tax assets exceed deferred tax liabilities, NEON must estimate whether those net deferred asset amounts will be realized in the future. A valuation allowance is then provided for the net deferred asset amounts that are not likely to be realized.

     The change in NEON's net deferred income tax balances during a period results in a deferred income tax provision or benefit in its statement of operations. If NEON's expectations about the future tax consequences of past events should prove to be inaccurate, the balances of its deferred income tax assets and liabilities could require significant adjustments in future periods. Such adjustments could cause a material effect on NEON's results of operations for the period of the adjustment.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:


                                                      THREE MONTHS ENDED SEPTEMBER 30,        SIX MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------        ------------------------------
                                                            2002           2001                    2002            2001
                                                            ----           ----                    ----            ----
     Revenues:
        License                                               34%            51 %                     39%            58%
        Maintenance                                           66             49                       61             42
                                                            ----            ---                     ----           ----
           Total revenues                                    100            100                      100            100
     Cost of revenues:
        Cost of licenses                                      12             13                       11             10
        Cost of maintenance                                   12             10                       12              9
                                                            ----            ---                     ----           ----
           Total cost of revenues                             24             23                       23             19
                                                            ----            ---                     ----           ----
     Gross profit                                             76             77                       77             81
     Operating expenses:
        Sales and marketing                                   86             66                       73             66
        Research and development                              40             30                       35             29
        General and administrative                            36             20                       29             26
        Asset write-down charges                                             18                       --              8
        Impairment of intangibles                             34                                      14
        Amortization of acquisition
           related costs                                      --              2                       --              2
        Restructuring costs                                    7             19                        1              8
        Loss on disposals                                     18             --                        8             --
                                                            ----            ---                     ----           ----
           Total operating expenses                          221            155                      160            139
                                                            ----            ---                     ----           ----
     Operating income (loss)                                (145)           (78)                     (83)           (58)
     Interest and other, net                                   3              7                        2              6
     Gain from settlement of lawsuit                          --            191                       --             83
     Equity Loss in Affiliate                                (25)            --                      (24)            --
     Valuation allowance on note
      receivable                                               2             --                       (5)            --
                                                            ----            ---                     ----           ----
     Income (loss) before income taxes
       and cumulative effect of change
       in accounting principle                              (165)           120                     (110)            31
     Benefit for income taxes                                 --              3                       --              1
                                                            ----            ---                     ----           ----
     Income (loss) before cumulative
       effect of change in accounting
       principle                                            (165)           123                     (110)            32
     Cumulative effect of change in
        accounting principle                                  --             --                      (12)            --
                                                            ----            ---                     ----           ----
     Net income (loss)                                      (165)%          123 %                   (122)            32%
                                                            ====            ===                     ====           ====



THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

     License revenues for the three months ended September 30, 2002 were $1.3 million, a decrease of $1.2 million from $2.5 million for the three months ended September 30, 2001. The reduction in license revenue was primarily due to the expiration of a two-year software distribution agreement with BMC Software entered into in October 1999, in connection with NEON's settlement of a lawsuit originally filed by BMC Software. NEON recognized $1.1 million in license revenue for the three-month period ended September 30, 2001 under the agreement.

     Maintenance revenues for the three months ended September 30, 2002 were $2.5 million, an increase of $141,000 from $2.4 million for the three months ended September 30, 2001. The increase primarily resulted from the growth of NEON's cumulative installed customer base.

COST OF REVENUES

     Cost of license revenues primarily consist of amortization charges associated with acquired product technology, royalty payments to third parties, as well as other direct product costs such as product manuals and distribution and media costs associated with NEON's software products. Cost of license revenues for the three months ended September 30, 2002 were $448,000, or 35% of license revenues, as compared to $616,000, or 25% of license revenues, for the three months ended September 30, 2001. The increase in cost of license revenues as a percentage of license revenue was primarily due to lower license revenue as amortization charges for purchased product technology were consistent between both periods. Excluding amortization charges cost of license revenues as a percentage of revenues decreased due to lower product royalty payments associated with the termination of the PBTC distribution agreement in August 2002 (see Related Party Transaction).

     Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance revenues for the three months ended September 30, 2002 and 2001 remained consistent, representing $479,000, or 19% of maintenance revenues for the three months ended September 30, 2002, as compared to $469,000, or 20% of maintenance revenues, for the three months ended September 30, 2001.

OPERATING EXPENSES

     Sales and marketing expenses include personnel costs, sales commissions and travel expenses of sales, presales support and marketing personnel, along with trade show participation and other promotional expenses. Sales and marketing expenses for the three months ended September 30, 2002 and 2001 were consistent, representing $3.3 million and $3.2 million, respectively. Sales and marketing expenses may increase as NEON continues to expand its sales channel and global footprint.

     Research and development expenses primarily include personnel costs associated with NEON's product development staff. Research and development expenses for the three months ended September 30, 2002 and 2001 were consistent, representing $1.5 million and $1.5 million, respectively. Research and development may increase as NEON continues to expand its existing product lines and develop new products.

     General and administrative expenses include personnel and other costs associated with NEON's executive, financial, legal and administrative functions. General and administrative expenses for the three months ended September 30, 2002 were $1.3 million, an increase of $387,000 from $959,000 for the three months ended September 30, 2001. The increase was primarily related to greater compensation costs associated with the transition of new executive management, including severance, recruiting and relocation costs.

     NEON recorded non-cash charges of $887,000 during the three months ended September 30, 2001 related to the write-down of pre-paid royalties and other assets.

     During the three months ended September 30, 2002, NEON performed impairment tests on its intangible assets related to the intellectual property acquired from Sterling Software in October 2000. In September 2002, NEON adjusted the estimated future cash flows attributable to these assets due to lower than expected operating performance and changes in the future operating strategies related to this product. As a result, NEON determined that the carrying value of the intangibles was impaired. NEON recorded impairment charges of $1.3 million during the three months ended September 30, 2002, related to intellectual property acquired from Sterling Software. See Note 9 to NEON's financial statements.

     NEON incurred restructuring charges of $271,000 during the three months ended September 30, 2002 related to termination of its distribution agreement with PBTC. The charges primarily represented non-cash stock compensation costs resulting from the extension of stock options for severed employees. During the three month period ended September 30, 2001, NEON recorded a restructuring charge of $908,000. These charges related to reductions in the Company's cost structure and corporate reorganization, including reductions in force resulting in severance charges of $570,000 and losses from lease commitments of $338,000 due to the abandonment of certain leased facilities.

     Interest and other income for the three months ended September 30, 2002 was $111,000 as compared to $334,000 for the three months ended September 30, 2001. The reduction in interest income was due to lower available cash balances combined with a decline in interest rates.

     In the quarter ending September 30, 2001, NEON resolved its trademark litigation with New Era of Networks, and as a result NEON received a cash payment of approximately $9.3 million, net of attorney fees.

     As previously discussed, NEON accounts for its investment in Scalable Software using the modified equity method of accounting. Under this method, NEON recognizes 100% of Scalable Software's income or loss to the extent of advances made in excess of the guaranteed amount. For the three months ended September 30, 2002 NEON recorded an equity loss of $939,000. NEON records the note receivable from Scalable at the guaranteed amount. During the three months ended September 30, 2002, NEON reduced the valuation against the note by $91,000 to increase the carrying value of the note to the guaranteed amount of $3.5 million. See "Related Party Transactions" and Note 7 to NEON's financial statements.

     No provision for income taxes was recorded for the three months ended September 30, 2002 as NEON had pre-tax losses of $6.3 million. A tax benefit of $143,000 was recorded for the three months ending September 2001. As of March 31, 2002 NEON had a net operating loss carry-forward for income tax purposes of approximately $5.4 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in the tax year 2020. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses, therefore, as of September 30, 2002, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these loss carryforwards. Management currently believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the net deferred tax asset recorded as of September 30, 2002.

SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

     License revenues for the six months ended September 30, 2002 were $3.5 million, a decrease of $2.9 million from $6.4 million for the six months ended September 30, 2001. The reduction in license revenue was primarily due to the expiration of a two-year software distribution agreement with BMC Software entered into in October 1999, in connection with NEON's settlement of a lawsuit originally filed by BMC Software. NEON recognized $2.2 million in license revenue for the six-month period ended September 30, 2001 under the agreement. The overall weakness in the mainframe software market also contributed to the decline in license revenues.

     Maintenance revenues for the six months ended September 30, 2002 were $5.4 million, an increase of $720,000 from $4.7 million for the six months ended September 30, 2001. The increase primarily resulted from the growth of NEON's cumulative installed customer base.

COST OF REVENUES

     Cost of license revenues primarily consists of amortization charges associated with acquired product technology, royalty payments to third parties, as well as other direct product costs such as product manuals and distribution and media costs associated with NEON's software products. Cost of license revenues for the six months ended September 30, 2002 were $997,000, or 28% of license revenues, as compared to $1.1 million, or 17% of license revenues, for the six months ended September 30, 2001. The increase in cost of license revenues as a percentage of license revenue was primarily due to lower license revenue as amortization charges for purchased product technology were consistent between both periods. Excluding amortization charges, cost of license revenues as a percentage of revenues decreased due to lower product royalty payments associated with the termination of the PBTC distribution agreement in August 2002, see "Related Party Transaction".

     Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance revenues for the six months ended September 30, 2002 were $1.0 million, or 19% of maintenance revenues, as compared to $1.0 million, or 22% of maintenance revenues, for the six months ended September 30, 2001. The decrease in cost of maintenance revenue as a percentage of maintenance revenue was due to the cumulative growth in NEON's customer base and annual increases in maintenance fees.

OPERATING EXPENSES

     Sales and marketing expenses include personnel costs, sales commissions and travel expenses of sales, presales support and marketing personnel, along with trade show participation and other promotional expenses. Sales and marketing expenses for the six months ended September 30, 2002 were $6.5 million, a decrease of $816,000 from $7.3 million for the six months ended September 30, 2001. The reduction was primarily due to lower personnel costs associated with a headcount reduction during the six months ended September 30, 2001, combined with lower promotional marketing costs, as NEON reduced the scope of its iWave product operations and refocused its marketing efforts to emphasize its Shadow product line. Sales and marketing expenses may increase as NEON continues to expand its sales channel and global footprint.

     Research and development expenses primarily include personnel costs associated with NEON's product development staff. Research and development expenses for the six months ended September 30, 2002 were $3.1 million, a decrease of $141,000 from $3.2 million for the six months ended September 30, 2001. The decrease was primarily attributed to the reduction in scope of NEON's iWave product operations, which resulted in the closure of its North Carolina facility in June 2001. This reduction was partially offset by contract development fees paid to Sheer Genius Software, Inc., see "Related Party Transactions." Research and development may increase as NEON continues to expand its existing product lines and develop new products.

    General and administrative expenses include personnel and other costs associated with NEON's executive, financial, legal and administrative functions. General and administrative expenses for the six months ended September 30, 2002 were $2.6 million, a decrease of $304,000 from $2.9 million for the six months ended September 30, 2001. Excluding severance costs of $1.1 million related to the departure of certain executives during the three months ended June 30, 2001, general and administrative expenses increased by $795,000. The increase was primarily related to greater compensation costs associated with the transition of new executive management, including severance, recruiting and relocation costs, as well as the reclassification of certain IT infrastructure expenses.

     NEON recorded non-cash charges of $887,000 during the six months ended September 30, 2001 related to the write-down of pre-paid royalties and other assets.

     During the six months ended September 30, 2002, NEON performed impairment tests on its intangible assets related to the intellectual property acquired from Sterling Software in October 2000. In September 2002, NEON adjusted the estimated future cash flows attributable to these assets due to lower than expected operating performance and changes in the future operating strategies related to this product. As a result, NEON determined that the carrying value of the intangibles was impaired. NEON recorded impairment charges of $1.3 million during the six months ended September 30, 2002, related to intellectual property acquired from Sterling Software. See Note 9 to NEON's financial statements.

     NEON incurred restructuring charges of $133,000 during the six months ended September 30, 2002. This represents $271,000 related to the termination of NEON's distribution agreement with PBTC. The charges primarily represented non-cash stock compensation costs resulting from the extension of stock options for severed employees. This amount was offset by a $138,000 reduction to an outstanding restructuring accrual for abandoned facilities, as those facilities were subleased during the period. During the six month period ended September 30, 2001, NEON recorded a restructuring charge of $908,000. These charges related to reductions in the Company's cost structure and corporate reorganization, including reductions in force resulting in severance charges of $570,000 and losses from lease commitments of $338,000 due to the abandonment of certain leased facilities.

     Interest and other income for the six months ended September 30, 2002 was $253,000 as compared to $744,000 for the six months ended September 30, 2001. The reduction in interest income was due to lower available cash balances combined with a decline in interest rates.

     During the six months ending September 30, 2001, NEON resolved its trademark litigation with New Era of Networks, and as a result NEON received a cash payment of approximately $9.3 million, net of attorney fees.

     As previously discussed, NEON accounts for its investment in Scalable Software using the modified equity method of accounting. Under this method, NEON recognizes 100% of Scalable Software's income or loss to the extent of advances made in excess of the guaranteed amount. For the six months ended September 30, 2002 NEON recorded an equity loss of $2.2 million. NEON also recorded a valuation allowance of $482,000 during the six months ended September 30, 2002 against the Scalable note receivable to write-down the outstanding balance of the note to the guaranteed amount. See "Related Party Transactions" and Note 7 to NEON's financial statements.

     No provision for income taxes was recorded for the six months ended September 30, 2002 as NEON had pre-tax losses of $9.8 million. A tax benefit of $143,000, or 4.2% of pre-tax income was recorded for the six months ending September 2001. As of March 31, 2002 NEON had a net operating loss carry-forward for income tax purposes of approximately $5.4 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in the tax year 2020. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses, therefore, as of September 30, 2002, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these loss carryforwards. Management currently believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the net deferred tax asset recorded as of September 30, 2002.

     Under the transition provisions of SFAS No. 142, NEON tested the goodwill balances associated with the September 1999 acquisition of Beyond Software, Inc. ("BSI") for impairment by comparing the fair value of BSI to its carrying value. Fair value was determined after considering changes in operational strategies and plans, as well as assumptions regarding the potential future cash flows from the acquired assets. As a result, NEON determined that the carrying value of the goodwill related to the BSI acquisition had been impaired by $1.0 million, which is shown as a cumulative effect of a change in accounting principle as of April 1, 2002. This impairment charge resulted in a net carrying value of $150,000 at September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     NEON's cash and cash equivalents at September 30, 2002 were $23.0 million, a decline of $11.5 million from $34.5 million at March 31, 2002. This decrease was due primarily to a net operating loss of $7.4 million for the six months ended September 30, 2002, and advances on a note receivable and prepaid royalties to PBTC and advances to Scalable Software, Inc. of $4.2 million and $2.5 million, respectively (see Related Party Transactions).

     Net cash used in operating activities for the six months ended September 30, 2002 was $6.6 million and was primarily due to NEON's net operating losses. For the six months ended September 30, 2001 net cash provided by operating activities was $4.6 million and resulted from NEON's $9.3 million trademark settlement, net of attorney fees, with New Era of Networks, offset by a $6.6 million in operating losses.

     Net cash used in investing activities was $4.9 million and $3.7 million for the six months ended September 30, 2002 and 2001, respectively. For the six months ended September 30, 2002, net cash used in investing activities represents advances on a note receivable to Scalable Software of $2.5 million, an advance on a note receivable to PBTC of $2.2 million and purchases of property and equipment of $236,000. The principal investing uses in the six months ended September 30, 2001 were an advance on a note receivable to Scalable Software of $2.0 million, an advance on a note receivable to Enterworks Software, Inc. of $2.0 million, and $494,000 in purchases of property and equipment partially offset by the maturity of $820,000 in marketable securities. As of September 30, 2002, NEON had no material commitment for capital expenditures. As of September 30, 2002, Scalable had additional funding available of $735,000 increased by an additional $500,000 resulting in a total of $1.2 million for future funding commitments.

     NEON's net cash provided by financing activities was $19,000 and $95,000 for the six months ended September 30, 2002 and 2001, respectively. The net cash provided by financing activities in both periods represents proceeds from the exercise of employee stock options.

     NEON's future liquidity and capital requirements will depend upon numerous factors, including the costs, timing and scale of NEON's product development efforts and the success of such efforts, the costs, timing and sales of NEON's sales and marketing activities, the extent to which its existing and new products gain market acceptance, market developments, the costs involved in maintaining and enforcing intellectual property rights, the level and timing of license revenue, and other factors.

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

     Under the transition provisions of SFAS No. 142, NEON tested the goodwill balances associated with the September 1999 acquisition of Beyond Software, Inc. ("BSI") for impairment by comparing the fair value of BSI to its carrying value. Fair value was determined after considering changes in operational strategies and plans, as well as assumptions regarding the potential future cash flows from the acquired assets. As a result, NEON determined that the carrying value of the goodwill related to the BSI acquisition had been impaired by $1.0 million, which is shown as a cumulative effect of a change in accounting principle as of April 1, 2002. This impairment charge resulted in a net carrying value of $150,000 at September 30, 2002.

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

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases." SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 will be effective for the fiscal year beginning April 1, 2003. NEON does not anticipate that the adoption of SFAS No. 145 will have a material impact of NEON's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective April 1, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefit and Other Costs to Exit an Activity (in Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal of activities that are initiated after December 31, 2002. NEON will adopt the requirements of SFAS No. 146 as of January 1, 2003.

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

     NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $23.0 million at September 30, 2002, and were invested in different types of commercial paper and money securities. NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2003.

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of NEON's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that NEON's disclosure controls and procedures were adequately effective to ensure that information required to be disclosed by NEON in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in NEON's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Please see the discussion in Part I, Note 5 of the "Condensed Notes to Consolidated Financial Statements," which is incorporated by reference in this
Part II, Item 1.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In March 1999, NEON completed the initial public offering of its common stock (the "IPO"). In the IPO, NEON issued and sold 3,041,000 shares for an aggregate price to the public of $45,615,000, and a sole selling stockholder sold 64,000 shares of common stock for an aggregate offering price of $960,000. The IPO was a firm commitment underwriting, and the managing underwriters of the IPO were Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC and the CIBC Oppenheimer Corp. The underwriting discount incurred by NEON relating to the IPO was $3,193,050. Net offering proceeds received by NEON from the IPO were approximately $41.2 million. Approximately $1.0 million of the proceeds received by NEON from the IPO were used to repay existing indebtedness and $1.9 million was used in connection with the September 1999 acquisition of the assets of Beyond Software Inc. An additional $4.5 million was paid to Computer Associates, Inc. through December 2000 to pay certain software product royalties and to purchase certain software products and intellectual property rights. Additionally, $2.0 million was loaned to Enterworks Software, Inc. as bridge financing in June 2001. In connection with NEON's entering into a Letter of Intent on July 17, 2001, to acquire Scalable Software, Inc., Scalable executed a promissory note that permits them to borrow up to $3,000,000 from NEON. On November 13, 2001, the promissory note was amended to increase the maximum lending limit to $3,500,000. NEON has obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. This term sheet reflected a revision by NEON and Scalable Software of NEON's previously announced plan to acquire Scalable Software. In connection with the option to acquire Scalable Software, NEON agreed to provide bridge financing of up to $5.5 million, in addition to the $3.5 million previously loaned to Scalable Software that is secured by personal guarantees from John Moores, Louis R. Woodhill and James Woodhill. On October 16, 2002, the bridge financing lending limited was increased by $500,000 to $6.0 million. The aggregate financing has a 36-month term and will not bear interest during the term of the two-year option to acquire Scalable Software. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and James R. Woodhill for the initial $3.5 million loaned to Scalable Software, the aggregate loan amount will be secured by all of the intellectual property rights of Scalable Software. As of September 30, 2002, $8.3 million of the bridge financing had been drawn upon by Scalable Software, and is reflected as a note receivable. On January 2, 2002, NEON announced that it had purchased 913,400 shares of its outstanding common stock in a transaction arising from an unsolicited offer. The transaction occurred December 21, 2001 at a purchase price of $2.90 per share for a total aggregate purchase price of $2,648,860. The shares purchased amounted to approximately 9.5% of NEON's then outstanding 9,577,533 shares of common stock, which after the purchase totaled 8,664,133 shares. NEON has used the remainder of its IPO proceeds as working capital.

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

Trends In Sales Of Our Products May Affect Investors' Expectations Regarding Our Financial Performance

     Historically, our revenues have tended to be strongest in the third and fourth quarters of our fiscal year and to decrease slightly in our first fiscal quarter. The expectations of investors who rely on our third or fourth quarter results in a given year may be adversely impacted if this seasonal trend continues. We believe that our seasonality is due in part to the calendar year budgeting cycles of many of our customers, our employee recognition policies which tend to reward our sales personnel for achieving fiscal year-end rather than quarterly revenue quotas, and the timing of our hiring of sales force personnel. In future periods, we expect that this seasonal trend will continue to cause first fiscal quarter license revenues to decrease from the level achieved in the preceding quarter. Also, the majority of sales close in last few days of every quarter, which may result in significant fluctuations of revenues that the company cannot predict.

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

          Lack of growth in business demands for access to the data, applications and transactions residing on mainframe computers from Web-based and client/server applications and to integrate helpdesk systems, and/or to integrate helpdesk systems with network system management or asset management software products could have a material adverse effect on our business operating results and financial condition.

     . We May Lose Market Share And Be Required To Reduce Prices As A Result Of Competition From Our Existing Competitors, Other Vendors And Information Systems Departments Of Customers

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

     . We May Be Unable To Enforce Or Defend Our Ownership And Use Of Proprietary Technology

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

     . Our Products May Contain Undetected Software Errors, Which Could Adversely Affect Our Business

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

ITEM 6.  EXHIBITS

         (a)  EXHIBITS

              6.1 Employment Agreement dated May 29, 2002 between NEON Systems, Inc. and Brian D. Helman
              99.1 Certification of Louis R. Woodhill, Chief Executive Officer of NEON Systems, Inc. pursuant to 18 U. S. C. SECION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
              99.2 Certification of Brian D. Helman, Chief Financial Officer of NEON Systems, Inc. pursuant to 18 U. S. C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NEON SYSTEMS, INC.

Date: November 12, 2002                     /s/ Brian D. Helman
                                            ------------------------------------
                                            Chief Financial Officer
                                            (Principal financial officer)