Form 10-Q/A
period 2002-09-30
NEON SYSTEMS INC
filed 2003-01-07
CIK 1072978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

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

This Amendment No. 1 on Form 10-Q/A amends the Exhibit Schedule for the Registrant's Form 10-Q for the fiscal quarter ended September 30, 2002 filed on November 14, 2002 in its entirety and adds Exhibits 99.3 and 99.4 constituting the Certifications of the Chief Executive Officer and Chief Financial Officer of the Registrant required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.      EXHIBITS

             (a)    EXHIBITS

     6.1 Employment Agreement dated May 29, 2002 between NEON Systems, Inc. and Brian D. Helman.

     99.1 Certification of Louis R. Woodhill, Chief Executive Officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Brian D. Helman, Chief Financial Officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification of Louis R. Woodhill, Chief Executive Officer of NEON Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.4 Certification of Brian D. Helman, Chief Financial officer of NEON Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NEON SYSTEMS, INC.

Date:  January 6, 2002                   /s/ Brian D. Helman
                                         ---------------------------------------
                                         Chief Financial Officer
                                         (Principal financial officer)