Form 10-Q
period 2002-12-31
NEON SYSTEMS INC
filed 2003-02-14
CIK 1072978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2002

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from         to

                         Commission File Number: 0-25457

                               NEON Systems, Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                              76-0345839
       (State or other jurisdiction of     (I.R.S.# Employer Identification No.)
       incorporation or organization)

     14100 Southwest Freeway, Suite 500,                 77478
              Sugar Land, Texas                        (Zip Code)
  (Address of principal executive offices)

                                 (281) 491-4200
              (Registrant's telephone number, including area code)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act). Yes [_] No [X]


     The number of shares of the registrant's common stock outstanding as of January 31, 2003, was 8,764,427.

                               NEON SYSTEMS, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2002

                                      INDEX

                                                                                                                   PAGE
                                                                                                                   ----
PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at December 31, 2002 and March 31, 2002                                         3

          Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2002 and 2001        4

          Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2002 and 2001                  5

          Condensed Notes to Consolidated Financial Statements                                                        6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                      13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                 25

Item 4.   Controls and Procedures                                                                                    26

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                          26

Item 5.   Other Information                                                                                          26

Item 6.   Exhibits and Reports on Form 8-K                                                                           29

SIGNATURES                                                                                                           30

PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS


                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  DECEMBER 31, 2002    MARCH 31, 2002
                                                                  -----------------    --------------
                                                                     (UNAUDITED)
                          ASSETS

       CURRENT ASSETS:
          Cash and cash equivalents                                  $    20,260          $    34,506
          Accounts receivable, net                                         3,999                4,650
          Taxes receivable                                                 1,074                1,054
          Deferred income taxes                                              608                  608
          Prepaid royalty (related party, Note 7)                              -                2,128
          Other current assets                                               497                1,005
                                                                     -----------          -----------
             Total current assets                                         26,438               43,951
                                                                     -----------          -----------

       Property and equipment, net                                         1,971                2,171
       Notes receivable, net (related parties, Note 7)                     7,760                3,702
       Intangible assets, net                                                550                3,713
       Other assets                                                           53                   63
                                                                     -----------          -----------
              Total assets                                           $    36,772          $    53,600
                                                                     ===========          ===========

            LIABILITIES & STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
          Accounts payable                                           $       240          $       297
          Accrued expenses                                                 1,122                2,204
          Deferred revenue                                                 5,396                8,174
                                                                     -----------          -----------
             Total current liabilities                                     6,758               10,675
                                                                     -----------          -----------

       STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value. Authorized
         10,000,000 shares; no shares issued and outstanding                   -                    -
       Common stock, $.01 par value. Authorized
         30,000,000 shares; 8,759,827 and 8,672,103 shares
         issued and outstanding at December 31, 2002 and
         March 31, 2002, respectively                                         96                   96
       Additional paid-in capital                                         51,584               51,233
       Treasury stock, 913,400 shares at cost                             (2,649)              (2,649)
       Accumulated other comprehensive loss                                 (477)                (475)
       Unearned portion of deferred compensation                               -                  (26)
       Accumulated deficit                                               (18,540)              (5,254)
                                                                     -----------          -----------
              Total stockholders' equity                                  30,014               42,925
       Commitments and contingencies (Note 5)
                                                                     -----------          -----------
              Total liabilities and stockholders' equity             $    36,772          $    53,600
                                                                     ===========          ===========

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NEON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                             THREE MONTHS ENDED DECEMBER 31,   NINE MONTHS ENDED DECEMBER 31,
                                             -------------------------------   ------------------------------
                                                   2002           2001              2002           2001
                                             -------------------------------   ---------- -------------------
Revenues:
   License                                   $     2,320      $     2,857         $     5,840     $     9,232
   Maintenance                                     2,566            2,216               7,961           6,890
                                             -----------      -----------         -----------     -----------
    Total revenues                                 4,886            5,073              13,801          16,122

Cost of revenues:
   Cost of licenses                                  105              396               1,102           1,510
   Cost of maintenance                               475              464               1,521           1,509
                                             -----------      -----------         -----------     -----------
    Total cost of revenues                           580              860               2,623           3,019
                                             -----------      -----------         -----------     -----------

Gross profit                                       4,306            4,213              11,178          13,103
                                             -----------      -----------         -----------     -----------

Operating expenses:
  Sales and marketing                              3,272            2,726               9,771          10,041
  Research and development                         1,163            1,207               4,271           4,457
  General and administrative                       1,325            1,008               3,911           3,897
  Asset write-down charges                             -                -                   -             887
  Impairment of intangibles                            -                -               1,288               -
  Amortization of goodwill                             -              119                   -             359
  Restructuring costs                                128                                  261             908
  Loss on disposal                                     -                -                 687               -
                                             -----------      -----------         -----------     -----------
    Total operating expenses                       5,888            5,060              20,189          20,549
                                             -----------      -----------         -----------     -----------

Operating loss                                    (1,582)            (847)             (9,011)         (7,446)
Interest and other income, net                        79              288                 333           1,032
Gain from settlement of litigation                     -                -                   -           9,260
Equity loss in affiliate                          (1,004)               -              (3,187)              -
Valuation allowance on notes receivable              105           (2,000)               (378)         (2,000)
                                             -----------      -----------         ------------    -----------
    Income (loss) before income
     taxes and cumulative effect of change
     in accounting principle                      (2,402)          (2,559)            (12,243)            846
                                             -----------      -----------         -----------     -----------
Income tax benefit                                     -                -                   -             143
                                             -----------      -----------         -----------     -----------
Income (loss) before cumulative
  effect of change in accounting principle        (2,402)          (2,559)            (12,243)            989
Cumulative effect of change in
  accounting principle                                 -                -              (1,043)              -
                                             -----------      -----------         -----------     -----------
    Net income (loss)                        $    (2,402)     $    (2,559)        $   (13,286)    $       989
                                             ===========      ===========         ===========     ===========

Earnings (loss) per share - Basic:
Income (loss) before cumulative effect
  of change in accounting principle          $     (0.28)     $     (0.27)        $     (1.41)    $      0.11
Cumulative effect of change in
  accounting principle                                 -                -               (0.12)              -
                                             -----------      -----------         ------------    -----------
    Net income (loss)                        $     (0.28)     $     (0.27)        $     (1.53)    $      0.11
                                             ===========      ===========         ===========     ===========

Earnings (loss) per share - Diluted:
Income (loss) before cumulative effect
  of change in accounting principle          $     (0.28)     $     (0.27)        $     (1.41)    $      0.10
Cumulative effect of change in
  accounting principle                                 -                -               (0.12)              -
                                             -----------      -----------         -----------     -----------
    Net income (loss)                        $     (0.28)     $     (0.27)        $     (1.53)    $      0.10
                                             ===========      ===========         ===========     ===========
Shares used in computing earnings
 (loss)
    per share:
    Basic                                          8,734            9,526               8,707           9,380
                                             ===========      ===========         ===========     ===========
    Diluted                                        8,734            9,526               8,707           9,937
                                             ===========      ===========         ===========     ===========

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      NEON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED DECEMBER 31,
                                                                            2002                 2001
                                                                    --------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                    $    (13,286)              $       989
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Depreciation and amortization                                          1,355                     1,971
     Cumulative effect of change in accounting principle                    1,043                         -
     Non-cash compensation expense                                            349                       253
     Deferred tax benefit                                                       -                      (143)
     Asset write-down charges                                                   -                       887
     Impairment of intangibles                                              1,288                         -
     Equity loss in affiliate                                               3,187                         -
     Valuation allowance on accounts receivable                               169                         -
     Valuation allowance on note receivable                                   378                     2,000
     Loss on disposal                                                         687                         -
     Increase (decrease) in cash resulting from
       changes in operating assets and liabilities:
      Accounts receivable                                                     832                       817
      Tax receivable                                                            -                     1,332
      Other current assets                                                    556                       756
      Prepaid royalty (related party, Note 7)                              (1,756)                        -
      Other assets                                                             17                         -
      Accrued expenses                                                     (1,180)                   (2,747)
      Accounts payable                                                        (69)                   (1,053)
      Other non-current assets                                                  -                    (2,055)
      Deferred revenue                                                     (1,956)                   (1,348)
                                                                     ------------               -----------
Net cash (used in) provided by operating activities                        (8,386)                    1,659
                                                                     ------------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturity of marketable securities                                             -                       820
  Advances to Scalable Software (related party, Note 7)                    (3,362)                   (3,950)
  Advances to PBTC (related party, Note 7)                                 (2,200)                        -
  Advances to Enterworks                                                        -                    (2,000)
  Purchases of furniture and equipment                                       (319)                     (577)
                                                                     ------------               -----------

Net cash used in investing activities                                      (5,881)                   (5,707)
                                                                     ------------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercises of stock options                                     29                       100
                                                                     ------------               -----------
Net cash provided by financing activities                                      29                       100
                                                                     ------------               -----------

Net decrease in cash and cash equivalents                                 (14,238)                   (3,948)
Effect of exchange rate changes on cash                                        (8)                       25
Cash and cash equivalents at beginning of period                           34,506                    42,774
                                                                     ------------               -----------

Cash and cash equivalents at end of period                           $     20,260               $    38,851
                                                                     ============               ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                         $          -               $         -
                                                                     ============               ===========
Cash paid during the period for interest                             $          -               $         1
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

NOTE 2--PER SHARE INFORMATION

     In calculating earnings per share information, NEON follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding, adjusted to reflect common stock equivalents, such as convertible preferred stock, stock options and warrants to purchase common stock, to the extent they are dilutive, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method.

     A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:

                                            THREE MONTHS ENDED DECEMBER 31,      NINE MONTHS ENDED DECEMBER 31,
                                          ---------------------------------      ------------------------------
                                               2002               2001             2002                  2001
                                          -----------------------------------------------------------------------
 Net income (loss)                         $     (2,402)        $     (2,559)    $    (13,286)       $     989
                                           ============         ============     ============        =========

 Weighted average number of common
   shares outstanding during the period:
 Basic                                            8,734                9,526            8,707            9,380
 Dilutive stock options                               -                    -                -              557
                                           ------------         ------------     ------------        ---------
 Diluted                                          8,734                9,526            8,707            9,937
                                           ============         ============     ============        =========

 Income (loss) per common share:
   Basic                                   $      (0.28)        $      (0.27)    $      (1.53)       $    0.11
                                           ============         ============     ============        =========
   Diluted                                 $      (0.28)        $      (0.27)    $      (1.53)       $    0.10
                                           ============         ============     ============        =========

     In the period April 1, 2002 through December 31, 2002 options to purchase 87,724 shares of common stock at exercise prices between $0.20 to $1.80 per share were exercised. At December 31, 2002, there were options outstanding to purchase 3,139,676 shares of common stock with a weighted-average exercise price of $7.30. These options were excluded from the calculation of diluted loss per share for the three and nine months ended December 31, 2002, as they were anti-dilutive.

NOTE 3--INCOME TAXES

     As of March 31, 2002 NEON had a net operating loss carry-forward for income tax purposes of approximately $5.4 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in the tax year 2020. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses; therefore, as of December 31, 2002, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these loss carry-forwards. Management currently believes that it is more likely than not that the Company will have sufficient future taxable income to allow it to realize the net deferred tax asset recorded as of December 31, 2002.

NOTE 4--SEGMENT REPORTING

     NEON considers its business activities to be in a single segment. During the three-month period ended December 31, 2002, NEON had one customer that individually accounted for 14% of total revenue. During the nine-month period ended December 31, 2002, NEON did not have any customers that individually accounted for more than 10% of total revenue. During the three-month and nine-month periods ended December 31, 2001, NEON had a different customer that accounted for 24% and 13% of total revenue, respectively.

    The table below summarizes revenues by geographic region.

                                    THREE MONTHS ENDED DECEMBER 31,     NINE MONTHS ENDED DECEMBER 31,
                                  -----------------------------------  --------------------------------
                                        2002                2001           2002               2001
          Revenues:
            United States           $    2,842           $    4,217     $    9,662         $   13,975
            United Kingdom               1,792                  762          3,454              1,723
            Other                          252                   94            685                424
                                    ----------           ----------     ----------         ----------
                                    $    4,886           $    5,073     $   13,801         $   16,122
                                    ==========           ==========     ==========         ==========

          Operating Loss:
            United States           $   (2,281)          $     (787)    $   (9,931)        $   (6,570)
            United Kingdom                 803                   35          1,060               (555)
            Other                         (104)                 (95)          (140)              (321)
                                    ----------           ----------     ----------         ----------
                                    $   (1,582)          $     (847)    $   (9,011)        $   (7,446)
                                    ==========           ==========     ==========         ==========

          Identifiable Assets:
            United States           $   33,253           $   56,987
            United Kingdom               2,644                2,250
            Other                          875                  307
                                    ----------           ----------
                                    $   36,772           $   59,544
                                    ==========           ==========

NOTE 5--CONTINGENCIES

     NEON is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of any of these matters will not have a material adverse effect on NEON's consolidated financial position, results of operations or liquidity. On January 29, 2003, NEON received notification that it had been sued in Fort Bend County, Texas in a lawsuit styled Phoenix Network Technologies (Europe) Limited vs. NEON Systems, Inc. and Computer Associates International Inc., 400th District Court, Ft. Bend County, Richmond Texas, Cause Number 03-CV-127800. Phoenix Network Technologies (Europe) Limited was a distributor of the Solve:
Diplomat software products prior to NEON's acquisition of the Solve: Diplomat assets from Sterling Software. The lawsuit alleges interference with such distributor relationship among other claims. NEON has not yet evaluated the claim raised in such case but do not currently believe that the ultimate disposition of such case will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

NOTE 6--RESTRUCTURING CHARGES

     During the year ended March 31, 2002, NEON recorded restructuring charges of $908,000, which related to reductions in force and the abandonment of leased facilities as a result of a corporate reorganization. These restructuring expenses included severance costs of $570,000 and losses from lease commitments of $338,000. As of March 31, 2002, NEON has paid all severance related restructuring costs. In May 2002, NEON subleased its previously abandoned leased facilities, and as a result, NEON reduced its previously recorded restructuring charges by $138,000. As of December 31, 2002, cumulative cash paid for leasing expenses totaled $132,000 and NEON included the remaining net lease liability of $68,000 in accrued liabilities.

    NEON incurred restructuring charges of $261,000 during the nine months ended December 31, 2002. This represents $271,000 related to the termination of NEON's distribution agreement with PBTC and $128,000 related to reducing the scope of the iWave product operations. The charges primarily represented non-cash stock compensation costs resulting from the extension of stock options for several employees. This amount was offset by a $138,000 reduction to an outstanding restructuring accrual for abandoned facilities, as those facilities were subleased during the period. Future annual benefits resulting from cost reductions related to PBTC and iWave are estimated at $2.3 million and $688,000, respectively.

NOTE 7--RELATED PARTY TRANSACTIONS

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

     On June 30, 2002, the balance of the unearned advance payments was $3.0 million, an increase of $822,000 from March 31, 2002. Management believed that while the then-current and reasonably foreseeable business prospects for revenue received by NEON from licenses and maintenance for PBTC products was expected to be sufficient to offset the unearned advance royalty payments as of June 30, 2002, these revenues did not appear to be sufficient to meet the aggregate future minimum royalties required to be paid by NEON to PBTC over the term of the distribution agreement. As a result, the balance of unearned advance royalty payments was projected to increase substantially by the time the distribution agreement would terminate on March 31, 2004. On June 30, 2002, PBTC's sole source of income was the royalty payments made by NEON and PBTC had a substantial negative net worth. As a result, NEON's Board had concerns regarding PBTC's ability to repay any balance of unearned advances at the termination of the agreement in 2004.

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

     Upon the closing of the Termination and Customer Support Agreement on August 14, 2002, PBTC's right to receive from NEON, and NEON's corresponding obligation to pay to PBTC, the advance royalty payments described in the distribution agreement terminated. Additionally, NEON's option to purchase PBTC and right of first refusal under the distribution agreement also terminated. The Termination and Customer Support Agreement provides that, in consideration of PBTC's consent to terminate its existing agreements with NEON, NEON paid PBTC a final cash advance of $2.2 million, which amount has been consolidated with $884,028 of the outstanding unearned royalty advance under the distribution agreement as of July 31, 2002 and the $500,000 payment with respect to the transfer of rights described below and represented by the consolidated promissory note payable to NEON in the aggregate principal amount of $3,584,028, bearing no interest to its due date of March 31, 2005. This consolidated promissory note is secured by all of the intellectual property of PBTC ("PBTC IP"). The Termination and Customer Support Agreement also provided that the remaining outstanding unearned royalty advance of $3.0 million as of July 31, 2002 was converted into a $3.0 million dollar convertible promissory note payable to NEON bearing no interest to its due date of March 31, 2005, which is also secured by the PBTC IP. The $3.0 million convertible note is convertible by NEON, in its discretion, into equity in PBTC at an agreed pre-cash valuation of $30.0 million dollars. Such conversion right will expire on the due date of the $3.0 million convertible note. Upon closing, NEON recorded the notes receivable from PBTC at their estimated net present value, which was calculated at $4.3 million in aggregate. As a result of the termination agreement, NEON recorded a loss on disposal of $687,000. NEON also evaluates the PBTC IP on a quarterly basis to determine the note's net realizable value, as it is secured by the PBTC IP. Accordingly, NEON will adjust the carrying value of the note if the net realizable value is determined to be below the carrying value.

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

                 Name                           Ownership
                                               Percentage
------------------------------------------    -------------
    Jim Woodhill                                   24.3%
    John J. Moores (and affiliates)                23.8%
    Louis R. Woodhill                              16.7%
    Charles E. Noell (and affiliates)              15.1%
    Peter Schaeffer                                 1.5%
                                                  -----
       Total                                       81.4%
                                                  -----

     On July 17, 2001, NEON announced that it had entered into a letter of intent to acquire Scalable Software, Inc. Louis R. Woodhill, Chief Executive Officer of NEON, is also a director, and the President and Chief Executive Officer of Scalable Software. In connection with the letter of intent, NEON and Scalable Software entered into a Promissory Note dated July 17, 2001, which provided bridge financing to Scalable in a maximum amount of $3.0 million with a maturity date of December 31, 2001, secured by the personal guarantees of John
J. Moores, Louis R. Woodhill and Jim Woodhill. On November 13, 2001, the promissory note was amended to increase the maximum lending limit to $3.5 million with an amended maturity date of March 31, 2002, with such increased amount also being guaranteed by Messrs. Moores, Woodhill and Woodhill.

     Due to the interests in Scalable Software of several members of NEON's Board of Directors, the Board of Directors concluded that it would be appropriate to create a Special Committee comprised solely of independent directors who had no interest in Scalable Software to review the terms of the proposed acquisition. After thorough consideration and discussion by the Special Committee and its advisors, the Special Committee proposed that the payment of the consideration for the proposed acquisition be structured as an earn out, in which the NEON stock to be used as consideration would be placed in escrow subject to release to the Scalable Software shareholders upon Scalable Software's attainment of specified revenue and profitability goals. This proposal was unacceptable to Scalable Software's management and its Board of Directors and was rejected. The status of the proposed acquisition was then discussed at a special meeting of NEON's Board of Directors in December 2001. After thorough consideration and discussion and upon endorsement by the Special Committee, NEON's Board of Directors approved modifications to the proposed terms and conditions for the acquisition such that the transaction would be structured as an option to acquire Scalable Software as discussed below. In addition, NEON also announced on December 21, 2001, that Louis R. Woodhill, its President and Chief Executive Officer, and Jim Woodhill had been appointed to the Board of Directors of NEON. As of December 31, 2002, there has been no change to the status of the directors and officers of NEON who are listed as shareholders, directors or officers of Scalable Software above.

     NEON obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON agreed to provide bridge financing of up to $5.5 million, in addition to the $3.5 million previously loaned to Scalable Software that is secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing has a 36-month term and will not bear interest during the term of the two-year option to acquire Scalable Software. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill for the initial $3.5 million loaned to Scalable Software, the $5.5 million loan will be secured by all of the intellectual property rights of Scalable Software. NEON may exercise the option to acquire Scalable Software at any time during the two-year term, subject to provisions that require NEON to exercise its option within a 30-day window under certain circumstances or forfeit the option. If NEON exercises the option and acquires Scalable Software, each of the approximately 19,400,000 outstanding shares of common stock of Scalable Software will be converted into approximately
0.135 of a share of NEON common stock and outstanding options and warrants to purchase approximately 3,000,000 shares of common stock of Scalable Software will become options and warrants to purchase common stock of NEON on the same conversion basis. If Scalable Software incurs more indebtedness for borrowed money or issues more equity, the exchange ratio will be adjusted accordingly. Prior to NEON exercising the option to acquire Scalable Software, a Special Committee would be appointed to review the negotiated terms of the proposed acquisition and NEON would seek to obtain a fairness opinion regarding the transaction from a financial advisory firm. The acquisition of Scalable Software will also require approval of the stockholders of NEON and the NEON Board of Directors.

     On October 16, 2002, the Board of Directors reviewed the progress of Scalable Software with respect to the timing of its anticipated break-even quarter and determined that Scalable Software may require an additional infusion of at least $500,000 in additional capital to meet its projections. In the interest of preserving NEON's investment, the Special Committee approved an increase in the aggregate borrowing limit under the $5.5 million loan to an aggregate principal amount of $6.0 million, an increase of $500,000 in Scalable Software's aggregate borrowing limits under its line of credit with NEON. Such increase was memorialized in an amendment to the relevant promissory notes and security agreements on December 23, 2002, and will be subject in all respects to the current terms and conditions of the $5.5 million loan. It has been management's belief that Scalable Software might exhaust its line of credit from NEON before it was able to generate cash from operations sufficient to sustain its operations. As of the date of this filing, Scalable has exhausted its credit facility with NEON. If Scalable Software is unable to secure additional financing, it is management's belief that Scalable Software could become the subject of bankruptcy proceedings. If Scalable Software is subject to bankruptcy proceedings, it is possible that the security interests held by NEON in the intellectual property of Scalable Software might be set aside, and in such event NEON could be treated as an unsecured creditor with respect to the $6.0 million loan.

     As noted above, certain members of NEON's board of directors and executive officers also serve as directors and executive officers of Scalable Software and claim beneficial ownership of approximately 81% of Scalable's common stock. In addition, NEON has an option to acquire all of the outstanding shares of Scalable Software and is currently providing Scalable's primary financing for its operations. Therefore, NEON determined that it has effective control of Scalable Software and began accounting for its investment in Scalable Software using the modified equity method of accounting. Under this method of accounting, NEON recognizes 100% of Scalable Software's losses to the extent of advances made in excess of the guaranteed amount. At December 31, 2002, NEON had made total advances of $9.2 million to Scalable Software (including $5.7 million of unguaranteed advances) and recognized cumulative losses of $5.3 million, of which $3.2 million was recorded during the nine-months ended December 31, 2002. In addition, due to the uncertainties regarding NEON's ultimate ability to recover any unguaranteed advances to Scalable Software, NEON will not record the carrying value of its net advance to Scalable Software above the guaranteed amount. Accordingly, for the nine months ended December 31, 2002, NEON recorded a valuation allowance of $378,000 against the Scalable note receivable, reducing the carrying value of the note receivable to the $3.5 million guaranteed amount.

     Sheer Genius Software, Inc.

     On January 3, 2002, NEON entered into a services agreement with Sheer Genius Software, Inc. of Austin, Texas, a company owned by Jim Woodhill. Also, JMI Services, Inc., a private company owned by John J. Moores, NEON's Chairman, is a creditor of Sheer Genius, holding a promissory note dated August 31, 2001 in the amount of $200,000. Under the first project description negotiated for such services agreement, Sheer Genius provided development services to NEON on a budgeted time and materials basis and delivered fixed deliverables consisting primarily of developed source code. The term of the initial project description was six months and the aggregate fees were $480,000. This agreement was extended by the Board for an additional three months with additional aggregate fees of $300,000. On October 16, 2002, the Board determined that the Services Agreement with Sheer Genius should be extended on a month-to-month basis. All fees under this arrangement are expensed as incurred and included in research and development. While NEON is currently Sheer Genius' sole source of income, it is free to solicit other customers. Under the services agreement, all intellectual property created by Sheer Genius in the course of performing the services is owned by NEON. Sheer Genius will receive a license back of such intellectual property for limited use in the development by Sheer Genius of software that does not compete with software distributed by NEON. The Board of Directors reviewed the terms of the services agreement and project description and approved such agreements following disclosure of the interest of its officers and directors associated with Sheer Genius. As of December 31, 2002, NEON has paid Sheer Genius Software services fees in an aggregate amount of $973,000.

NOTE 8 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     NEON adopted SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. Under SFAS No. 142, NEON no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead test these assets for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over such lives to their estimated residual values.

    Under the transition provisions of SFAS No. 142, NEON tested the goodwill balances associated with the September 1999 acquisition of Beyond Software, Inc. ("BSI") for impairment by comparing the fair value of BSI to its carrying value. Fair value was determined after considering changes in operational strategies and plans, as well as assumptions regarding the potential future cash flows from the acquired assets. As a result, NEON determined that the carrying value of the goodwill related to the BSI acquisition had been impaired by $1.0 million, which is shown as a cumulative effect of a change in accounting principle as of April 1, 2002. This impairment charge resulted in a net carrying value of $150,000 at December 31, 2002.

    The pro forma effects of the adoption of SFAS No. 142 on net income (loss) and income (loss) per share for NEON for the three and nine months ended December 31, 2002 and 2001 is as follows:

                                            THREE MONTHS          THREE MONTHS           NINE MONTHS           NINE MONTHS
                                               ENDED                 ENDED                  ENDED                 ENDED
                                         DECEMBER 31, 2002     DECEMBER 31, 2001      DECEMBER 31, 2002     DECEMBER 31, 2001
                                         ------------------------------------------------------------------------------------
 Net income (loss) as reported                $    (2,402)        $      (2,559)          $    (13,286)         $        989
 Add  back: Cumulative effect of change
     in accounting principle                            -                     -                  1,043                     -
 Add back: Amortization of goodwill                     -                   119                      -                   359
                                              -----------         -------------           ------------          ------------
       Adjusted net income (loss)             $    (2,402)        $      (2,440)          $    (12,243)         $      1,348
                                              ===========         =============           ============          ============

 Income (loss) per share - Basic:
   Income (loss) per share, as reported       $     (0.28)        $       (0.27)          $      (1.53)         $       0.11
   Add back: Cumulative effect of change
     in accounting principle                            -                     -                   0.12                     -
   Add back: Amortization of goodwill                   -                  0.01                      -                  0.04
                                              -----------         -------------           ------------          ------------
   Pro forma income (loss) per share          $     (0.28)         $      (0.26)          $      (1.41)         $       0.15
                                              ===========         =============           ============          ============

 Income (loss) per share - Diluted:
   Income (loss) per share as reported        $     (0.28)         $      (0.27)          $      (1.53)         $       0.10
   Add  back: Cumulative effect of change
     in accounting principle                            -                     -                   0.12                     -
   Add back: Amortization of goodwill                   -                  0.01                      -                  0.04
                                              -----------          ------------           ------------          ------------
   Pro forma income (loss) per share          $     (0.28)         $      (0.26)          $      (1.41)         $       0.14
                                              ===========          ============           ============          ============

     NEON adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective April 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains many of its fundamental provisions. SFAS No. 144 clarifies certain measurement and classification issues from SFAS No.
121. In addition, SFAS No. 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the basic requirements in APB Opinion No. 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS No. 144 excludes goodwill. The adoption of SFAS No. 144 did not have a material impact on NEON's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases." SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 will be effective for the fiscal year beginning April 1, 2003. NEON does not anticipate that the adoption of SFAS No. 145 will have a material impact on NEON's consolidated financial statements.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefit and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. NEON will adopt the requirements of SFAS No. 146 as of January 1, 2003.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The revised disclosure requirements of SFAS No. 148 will be required in the Company's annual report for the year ended March 31, 2003. Should NEON choose to adopt the fair value based method of accounting provided for in SFAS No. 123, the alternative methods of transition provided by SFAS No. 148 would be applicable for NEON's year ended March 31, 2003. NEON does not anticipate that the adoption of SFAS No. 148 will have a material impact on NEON's consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34 "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. Interpretation No. 45 will be effective for the fiscal year beginning April 1, 2003. NEON does not anticipate that the adoption of FASB Interpretation No. 45 will have a material impact on NEON's consolidated financial statements.

NOTE 9 - IMPAIRMENT OF INTANGIBLES

    As a result of changes to NEON's estimate of future cash flows attributable to NEON's iWave products acquired from Sterling Software in October 2000, NEON performed impairment tests on these assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated future cash flows expected to result from the use of the asset are less than the carrying amount of the asset, an impairment loss is recognized. NEON recorded an impairment charge of $1.3 million during the nine months ended December 31, 2002, associated with the intellectual property acquired from Sterling Software. As a result of the impairment, the carrying value was reduced to $500,000 at September 30, 2002.

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

OVERVIEW

     NEON Systems, Inc. and its subsidiaries (collectively, "NEON") develop, market and support software products for the IBM mainframe platform. NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation, which was incorporated in June 1991. NEON's primary product group, the Shadow branded products, provide access and integration of IBM mainframe data and applications from standard application client environments, including the Internet and client/server systems. Historically, NEON's sales mix primarily consisted of Shadow products. NEON's iWave branded products integrate helpdesk, network management, database management and systems management applications across mainframe and distributed systems environments. On October 31, 2002, NEON reduced the scope of its iWave operations and is evaluating various strategic alternatives to maximize the value of that division.

     NEON derives revenue from software licenses and maintenance services. License fees, which are based upon the number and capacity of servers as well as the number of client users, are generally due upon license grant and include a one-year maintenance period. The sales process typically takes approximately nine months. After the initial year of license, NEON provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee. Any factors adversely affecting the pricing of, demand for, or market acceptance of, our products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition. During the three-month period ended December 31, 2002, NEON had one customer that individually accounted for 14% of total revenue. During the three-month period ended December 31, 2001 NEON had one customer that accounted for 24% of total revenue.

     Since its inception, NEON has incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. Accordingly, NEON will need to increase its annual revenue to generate operating profits. There can be no assurance in future quarters that NEON will achieve or sustain revenue growth and/or return to profitability. As a result, management believes that its cash resources may decline as a result of continuing losses from operations and incremental costs associated with the financing and acquisition, as well as losses from operations of Scalable Software. See "Related Party Transactions" below and in Note 7 to NEON's financial statements.

     NEON conducts business in the United Kingdom and Germany through two wholly owned consolidated subsidiaries and revenues from these subsidiaries are denominated in local currencies. In connection with these foreign operations, NEON is exposed to foreign currency fluctuations for its net working capital positions. NEON has no material commitments that would be satisfied in currencies other than U.S. dollars. In other international markets, NEON conducts substantially all of its business through independent third-party distributors. Revenues derived from third-party distributors are denominated in U.S. dollars. Revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 30% and 13% for the nine months ended December 31, 2002 and 2001, respectively. Foreign currency fluctuations have not had a significant impact on NEON's revenues or operating results. Management does not currently have an active foreign exchange hedging program; however, NEON may implement a program to mitigate foreign currency transaction risk in the future.

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

     On June 30, 2002, the balance of the unearned advance payments was $3.0 million, an increase of $822,000 from March 31, 2002. Management believed that while the then-current and reasonably foreseeable business prospects for revenue received by NEON from licenses and maintenance for PBTC products was expected to be sufficient to offset the unearned advance royalty payments as of June 30, 2002, these revenues did not appear to be sufficient to meet the aggregate future minimum royalties required to be paid by NEON to PBTC over the term of the distribution agreement. As a result, the balance of unearned advance royalty payments was projected to increase substantially by the time the distribution agreement would terminate on March 31, 2004. On June 30, 2002, PBTC's sole source of income was the royalty payments made by NEON and PBTC had a substantial negative net worth. As a result, NEON's Board had concerns regarding PBTC's ability to repay any balance of unearned advances at the termination of the agreement in 2004.

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

     Upon the closing of the Termination and Customer Support Agreement on August 14, 2002, PBTC's right to receive from NEON, and NEON's corresponding obligation to pay to PBTC, the advance royalty payments described in the distribution agreement terminated. Additionally, NEON's option to purchase PBTC and right of first refusal under the distribution agreement also terminated. The Termination and Customer Support Agreement provides that, in consideration of PBTC's consent to terminate its existing agreements with NEON, NEON paid PBTC a final cash advance of $2.2 million, which amount has been consolidated with $884,028 of the outstanding unearned royalty advance under the distribution agreement as of July 31, 2002 and the $500,000 payment with respect to the transfer of rights described below and represented by the consolidated promissory note payable to NEON in the aggregate principal amount of $3,584,028, bearing no interest to its due date of March 31, 2005. This consolidated promissory note is secured by all of the intellectual property of PBTC ("PBTC IP"). The Termination and Customer Support Agreement also provided that the remaining outstanding unearned royalty advance of $3.0 million as of July 31, 2002 was converted into a $3.0 million dollar convertible promissory note payable to NEON bearing no interest to its due date of March 31, 2005, which is also secured by the PBTC IP. The $3.0 million convertible note is convertible by NEON, in its discretion, into equity in PBTC at an agreed pre-cash valuation of $30.0 million dollars. Such conversion right will expire on the due date of the $3.0 million convertible note. Upon closing, NEON recorded the notes receivable from PBTC at their estimated net present value, which was calculated at $4.3 million in aggregate. As a result of the termination agreement, NEON recorded a loss on disposal of $687,000. NEON also evaluates the PBTC IP on a quarterly basis to determine the note's net realizable value, as it is secured by the PBTC IP. Accordingly, NEON will adjust the carrying value of the note if the net realizable value is determined to be below the carrying value.

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

                       Name                         Ownership
                                                    Percentage
     -----------------------------------------    -------------
         Jim Woodhill                                  24.3%
         John J. Moores (and affiliates)               23.8%
         Louis R. Woodhill                             16.7%
         Charles E. Noell (and affiliates)             15.1%
         Peter Schaeffer                                1.5%
                                                      -----
            Total                                      81.4%
                                                      -----

     On July 17, 2001, NEON announced that it had entered into a letter of intent to acquire Scalable Software, Inc. Louis R. Woodhill, Chief Executive Officer of NEON, is also a director, and the President and Chief Executive Officer of Scalable Software. In connection with the letter of intent, NEON and Scalable Software entered into a Promissory Note dated July 17, 2001, which provided bridge financing to Scalable in a maximum amount of $3.0 million with a maturity date of December 31, 2001, secured by the personal guarantees of John
J. Moores, Louis R. Woodhill and Jim Woodhill. On November 13, 2001, the promissory note was amended to increase the maximum lending limit to $3.5 million with an original maturity date of March 31, 2002, with such increased amount also being guaranteed by Messrs. Moores, Woodhill and Woodhill.

     Due to the interests in Scalable Software of several members of NEON's Board of Directors, the Board of Directors concluded that it would be appropriate to create a Special Committee comprised solely of independent directors who had no interest in Scalable Software to review the terms of the proposed acquisition. After thorough consideration and discussion by the Special Committee and its advisors, the Special Committee proposed that the payment of the consideration for the proposed acquisition be structured as an earn out, in which the NEON stock to be used as consideration would be placed in escrow subject to release to the Scalable Software shareholders upon Scalable Software's attainment of specified revenue and profitability goals. This proposal was unacceptable to Scalable Software's management and its Board of Directors and was rejected. The status of the proposed acquisition was then discussed at a special meeting of NEON's Board of Directors in December 2001. After thorough consideration and discussion and upon endorsement by the Special Committee, NEON's Board of Directors approved modifications to the proposed terms and conditions for the acquisition such that the transaction would be structured as an option to acquire Scalable Software as discussed below. In addition, NEON also announced on December 21, 2001, that Louis R. Woodhill, its President and Chief Executive Officer, and Jim Woodhill had been appointed to the Board of Directors of NEON. As of December 31, 2002, there has been no change to the status of the directors and officers of NEON who are listed as shareholders, directors or officers of Scalable Software above.

     NEON obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON agreed to provide bridge financing of up to $5.5 million, in addition to the $3.5 million previously loaned to Scalable Software that is secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing has a 36-month term and will not bear interest during the term of the two-year option to acquire Scalable Software. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill for the initial $3.5 million loaned to Scalable Software, the $5.5 million loan will be secured by all of the intellectual property rights of Scalable Software. NEON may exercise the option to acquire Scalable Software at any time during the two-year term, subject to provisions that require NEON to exercise its option within a 31-day window under certain circumstances or forfeit the option. If NEON exercises the option and acquires Scalable Software, each of the approximately 19,400,000 outstanding shares of common stock of Scalable Software will be converted into approximately
0.135 of a share of NEON common stock and outstanding options and warrants to purchase approximately 3,000,000 shares of common stock of Scalable Software will become options and warrants to purchase common stock of NEON on the same conversion basis. If Scalable Software incurs more indebtedness for borrowed money or issues more equity, the exchange ratio will be adjusted accordingly. Prior to NEON exercising the option to acquire Scalable Software, a Special Committee would be appointed to review the negotiated terms of the proposed acquisition and NEON would seek to obtain a fairness opinion regarding the transaction from a financial advisory firm. The acquisition of Scalable Software will also require approval of the stockholders of NEON and the NEON Board of Directors.

     On October 16, 2002, the Board of Directors reviewed the progress of Scalable Software with respect to the timing of its anticipated break-even quarter and determined that Scalable Software may require an additional infusion of at least $500,000 in additional capital to meet its projections. In the interest of preserving NEON's investment, the Special Committee approved an increase in the aggregate borrowing limit under the $5.5 million loan to an aggregate principal amount of $6.0 million, an increase of $500,000 in Scalable Software's aggregate borrowing limits under its line of credit with NEON. Such increase was memorialized in an amendment to the relevant promissory notes and security agreements on December 23, 2002, and will be subject in all respect to the current terms and conditions of the $5.5 million loan. It has been management's belief that Scalable Software may exhaust its line of credit from NEON before it is able to generate cash from operations sufficient to sustain its operations. As of the date of this filing, Scalable has exhausted its credit facility with NEON. If Scalable Software is unable to secure additional financing, it is management's belief that Scalable Software could become the subject of bankruptcy proceedings. If Scalable Software is subject to bankruptcy proceedings, it is possible that the security interests held by NEON in the intellectual property of Scalable Software might be set aside, and in such event NEON could be treated as an unsecured creditor with respect to the $6.0 million loan.

     As noted above, certain members of NEON's board of directors and executive officers also serve as directors and executive officers of Scalable Software and claim beneficial ownership of approximately 81% of Scalable's common stock. In addition, NEON has an option to acquire all of the outstanding shares of Scalable Software and is currently providing Scalable's primary financing for its operations. Therefore, NEON determined that it has effective control of Scalable Software and began accounting for its investment in Scalable Software using the modified equity method of accounting. Under this method of accounting, NEON recognizes 100% of Scalable Software's losses to the extent of advances made in excess of the guaranteed amount. At December 31, 2002, NEON had made total advances of $9.2 million to Scalable Software (including $5.7 million of unguaranteed advances) and recognized cumulative losses of $5.3 million, of which $3.2 million was recorded during the nine-months ended December 31, 2002. In addition, due to the uncertainties regarding NEON's ultimate ability to recover any unguaranteed advances to Scalable Software, NEON will not record the carrying value of its net advance to Scalable Software above the guaranteed amount. Accordingly, for the nine months ended December 31, 2002, NEON recorded a valuation allowance of $378,000 against the Scalable note receivable, reducing the carrying value of the note receivable to the $3.5 million guaranteed amount.

Sheer Genius Software, Inc.

     On January 3, 2002, NEON entered into a services agreement with Sheer Genius Software, Inc. of Austin, Texas, a company owned by Jim Woodhill. Also, JMI Services, Inc., a private company owned by John J. Moores, NEON's Chairman, is a creditor of Sheer Genius, holding a promissory note dated August 31, 2001 in the amount of $200,000. Under the first project description negotiated for such services agreement, Sheer Genius provided development services to NEON on a budgeted time and materials basis and delivered fixed deliverables consisting primarily of developed source code. The term of the initial project description was six months and the aggregate fees were $480,000. This agreement was extended by the Board for an additional three months with additional aggregate fees of $300,000. On October 16, 2002, the Board determined that the Services Agreement with Sheer Genius should be extended on a month-to-month basis. All fees under this arrangement are expensed as incurred and included in research and development. While NEON is currently Sheer Genius' sole source of income, it is free to solicit other customers. Under the services agreement, all intellectual property created by Sheer Genius in the course of performing the services is owned by NEON. Sheer Genius will receive a license back of such intellectual property for limited use in the development by Sheer Genius of software that does not compete with software distributed by NEON. The Board of Directors reviewed the terms of the services agreement and project description and approved such agreements following disclosure of the interest of its officers and directors associated with Sheer Genius. As of December 31, 2002, NEON has paid Sheer Genius Software services fees in an aggregate amount of $973,000.

Critical Accounting Policies

     The following is a discussion of the accounting policies that NEON believes
(1) are most important to the portrayal of its financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition Policies

     Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4) and Statement of Position 98-9 (SOP 98-9). NEON adopted SOP 97-2 effective July 1, 1997, SOP 98-4 effective March 31, 1998 and SOP 98-9 effective April 1, 1999. NEON believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4 and SOP 98-9. Revenues from software license sales are recognized when all of the following conditions are met: a non-cancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; no other significant vendor obligations exist; and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately. All elements of each order are valued at the time of revenue recognition. License revenues generally include software maintenance agreements for the first year following the date of sale. In such cases, revenues are allocated between licenses fees and maintenance revenues based on vendor-specific objective evidence. Revenues from first-year maintenance agreements and separately priced software maintenance agreements for subsequent years are deferred and recognized ratably on a straight-line basis over the maintenance period. NEON also markets and sells its products through independent distributors and resellers. License and maintenance revenues from these transactions are recognized when sold to the ultimate end user and all of the above conditions are met.

Capitalized Software Costs

     NEON follows SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Research and development expenditures have been charged to operations as incurred. No such costs have been capitalized to date.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

                                                THREE MONTHS ENDED DECEMBER 31,      NINE MONTHS ENDED DECEMBER 31,
                                                -------------------------------      ------------------------------
                                                  2002                 2001           2002                   2001
                                                  ----                 ----           ----                   ----
   Revenues:
       License                                     47%                   56%            42%                    57%
       Maintenance                                 53                    44             58                     43
                                                  ---                   ---            ---                    ---
          Total revenues                          100                   100            100                    100
    Cost of revenues:
       Cost of licenses                             2                     8              8                     10
       Cost of maintenance                         10                     9             11                      9
                                                  ---                   ---            ---                    ---
          Total cost of revenues                   12                    17             19                     19
                                                  ---                   ---            ---                    ---
    Gross profit                                   88                    83             81                     81
    Operating expenses:
       Sales and marketing                         67                    54             71                     62
       Research and development                    23                    24             31                     28
       General and administrative                  27                    20             28                     24
       Asset write-down charges                     -                     -              -                      5
       Impairment of intangibles                    -                     -              9                      -
       Amortization of acquisition
        related costs                               -                     2              -                      2
       Restructuring costs                          3                     -              2                      6
       Loss on disposals                            -                     -              5                      -
                                                  ---                   ---            ---                    ---
          Total operating expenses                120                   100            146                    127
                                                  ---                   ---            ---                    ---
    Operating loss                                (32)                  (17)           (65)                   (46)
    Interest and other, net                         2                     6              2                      6
    Gain from settlement of lawsuit                 -                     -              -                     57
    Equity loss in affiliate                      (21)                                 (23)                     -
    Valuation allowance on notes receivable         2                   (39)            (3)                   (12)
                                                  ---                   ---            ---                    ---
    Income (loss) before income taxes and
      cumulative effect of change in
      accounting principle                        (49)                  (50)           (89)                     5
    Income tax benefit                              -                     -              -                      1
                                                  ---                   ---            ---                    ---
    Income (loss) before cumulative effect of
       change in accounting principle             (49)                  (50)           (89)                     6
    Cumulative effect of change in
       accounting principle                         -                     -             (7)                     -
                                                  ---                   ---            ---                    ---
    Net income (loss)                             (49)%                 (50)%          (96)%                    6%
                                                  ===                   ===            ====                   ===

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

REVENUES

     License revenues for the three months ended December 31, 2002 were $2.3 million, a decrease of $538,000 from $2.9 million for the three months ended December 31, 2001. The reduction in license revenue was primarily due to an overall weakness in the mainframe software market, the divestiture of our Enterprise Subsystem Management product distributor relationship with PBTC in August 2002, and the restructuring of our iWave division, resulting in a decrease in the amount of licenses sold.

     Maintenance revenues for the three months ended December 31, 2002 were $2.6 million, an increase of $350,000 from $2.2 million for the three months ended December 31, 2001. The increase primarily resulted from increases in maintenance renewal fees reflected as a percentage of current license fees, as well as growth of NEON's cumulative installed customer base.

COST OF REVENUES

     Cost of license revenues primarily consist of amortization charges associated with acquired product technology, royalty payments to third parties, as well as other direct product costs such as product manuals and distribution and media costs associated with NEON's software products. Cost of license revenues for the three months ended December 31, 2002 were $105,000, or 5% of license revenues, as compared to $396,000, or 14% of license revenues, for the three months ended December 31, 2001. The decrease in cost of license revenues as a percentage of license revenue was primarily due to lower product royalty payments associated with the termination of the PBTC distribution agreement in August 2002 (see "Related Party Transactions").

     Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance revenues for the three months ended December 31, 2002 represented $475,000, or 19% of maintenance revenues for the three months ended December 31, 2002, as compared to $464,000, or 21% of maintenance revenues, for the three months ended December 31, 2001.

OPERATING EXPENSES

     Sales and marketing expenses include personnel costs, sales commissions and travel expenses of sales, presales support and marketing personnel, along with trade show participation and other promotional expenses. Sales and marketing expenses for the three months ended December 31, 2002 and 2001 were $3.3 million and $2.7 million, respectively. Sales and marketing expenses increased $546,000 as NEON continues to expand its sales channels and global footprint.

     Research and development expenses primarily include personnel costs associated with NEON's product development staff. Research and development expenses for the three months ended December 31, 2002 and 2001 were consistent at approximately $1.2 million. Research and development may increase as NEON continues to expand its existing product lines and develop new products.

     General and administrative expenses include personnel and other costs associated with NEON's executive, financial, legal and administrative functions. General and administrative expenses for the three months ended December 31, 2002 were $1.3 million, an increase of $317,000 from $1.0 million for the three months ended December 31, 2001. The increase was primarily related to greater compensation costs associated with the transition of new executive management.

     NEON incurred restructuring charges of $128,000 during the three months ended December 31, 2002 related to a reduction in force as a result of reducing the scope of the iWave product operations.

     Interest and other income for the three months ended December 31, 2002 was $79,000 as compared to $288,000 for the three months ended December 31, 2001. The reduction in interest income was due to lower available cash balances combined with a decline in interest rates.

     As previously discussed, NEON accounts for its investment in Scalable Software using the modified equity method of accounting. Under this method, NEON recognizes 100% of Scalable Software's income or loss to the extent of advances made in excess of the guaranteed amount. For the three months ended December 31, 2002 NEON recorded an equity loss of $1.0 million. NEON records the note receivable from Scalable at the guaranteed amount. During the three months ended December 31, 2002, NEON reduced the valuation against the note by $105,000 to increase the carrying value of the note to the guaranteed amount of $3.5 million. See "Related Party Transactions" and Note 7 to NEON's financial statements.

     No provision for income taxes was recorded for the three months ended December 31, 2002 as NEON had pre-tax losses of $2.4million. As of March 31, 2002 NEON had a net operating loss carry-forward for income tax purposes of approximately $5.4 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in the tax year 2020. Given the recent tax losses experienced by NEON, there can be no assurance that operations will generate taxable income in the future to utilize these losses, therefore, as of December 31, 2002, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these loss carry-forwards.

NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2001

REVENUES

     License revenues for the nine months ended December 31, 2002 were $5.8 million, a decrease of $3.4 million from $9.2 million for the nine months ended December 31, 2001. The reduction in license revenue was primarily due to the expiration of a two-year software distribution agreement with BMC Software entered into in October 1999, in connection with NEON's settlement of a lawsuit originally filed by BMC Software. NEON recognized $2.2 million in license revenue for the nine-month period ended December 31, 2001 under the BMC distribution agreement. The final payment under the BMC distribution agreement occurred in the fiscal quarter ended September 30, 2001. The decline in license revenue was also due to the termination of the Enterprise Subsystem Management product division in August 2002 as well as the reduction in scope of the operations of the iWave product division and the overall weakness in the mainframe software market.

     Maintenance revenues for the nine months ended December 31, 2002 were $8.0 million, an increase of $1.1 million from $6.9 million for the nine months ended December 31, 2001. The increase primarily resulted from annual increases in maintenance renewal fees reflected as a percentage of current license fees and growth of NEON's cumulative installed customer base.

COST OF REVENUES

     Cost of license revenues primarily consists of amortization charges associated with acquired product technology, royalty payments to third parties, as well as other direct product costs such as product manuals and distribution and media costs associated with NEON's software products. Cost of license revenues for the nine months ended December 31, 2002 were $1.1, or 19% of license revenues, as compared to $1.5 million, or 16% of license revenues, for the nine months ended December 31, 2001. The increase in cost of license revenues as a percentage of license revenue was primarily due to lower license revenue as amortization charges for purchased product technology were consistent between both periods. Excluding amortization charges, cost of license revenues as a percentage of total revenues decreased due to lower product royalty payments associated with the termination of the PBTC distribution agreement in August 2002, see "Related Party Transactions."

     Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance revenues for the nine months ended December 31, 2002 were $1.5 million, or 19% of maintenance revenues, as compared to $1.5 million, or 22% of maintenance revenues, for the nine months ended December 31, 2001. The decrease in cost of maintenance revenue as a percentage of maintenance revenue was due to the cumulative growth in NEON's customer base and annual increases in maintenance fees.

OPERATING EXPENSES

     Sales and marketing expenses include personnel costs, sales commissions and travel expenses of sales, presales support and marketing personnel, along with trade show participation and other promotional expenses. Sales and marketing expenses for the nine months ended December 31, 2002 were $9.8 million, a decrease of $270,000 from $10.0 million for the nine months ended December 31, 2001. The reduction was primarily due to lower personnel costs associated with the divesture of NEON's Enterprise Subsystem Management product division and the downsizing of its iWave division. On January 15, 2002, NEON reduced its direct sales operation in a headcount reduction-in-force of its Shadow North American sales division.

     Research and development expenses primarily include personnel costs associated with NEON's product development staff. Research and development expenses for the nine months ended December 31, 2002 were $4.3 million, a decrease of $186,000 from $4.5 million for the nine months ended December 31, 2001. The decrease was primarily attributed to the reduction in scope of NEON's iWave product operations, which resulted in the closure of its North Carolina facility in June 2001. This reduction was partially offset by contract development fees paid to Sheer Genius Software, Inc., see "Related Party Transactions." Research and development may increase as NEON continues to expand its existing product lines and develop new products.

     General and administrative expenses include personnel and other costs associated with NEON's executive, financial, legal and administrative functions. General and administrative expenses for the nine months ended December 31, 2002 and December 31, 2001 were $3.9 million. Excluding severance costs of $1.1 million related to the departure of certain executives during the three months ended June 30, 2001, general and administrative expenses increased by $1.1 million. The increase was primarily related to greater compensation costs associated with the transition of new executive management, including severance, recruiting and relocation costs, as well as the reclassification of certain IT infrastructure expenses.

     NEON recorded non-cash charges of $887,000 during the nine months ended December 31, 2001 related to the write-down of pre-paid royalties and other assets.

     During the nine months ended December 31, 2002, NEON performed impairment tests on its intangible assets related to the intellectual property acquired from Sterling Software in October 2000. In September 2002, NEON adjusted the estimated future cash flows attributable to these assets due to lower than expected operating performance and changes in the future operating strategies related to this product. As a result, NEON determined that the carrying value of the intangibles was impaired. NEON recorded impairment charges of $1.3 million in September 2002, related to intellectual property acquired from Sterling Software. See Note 9 to NEON's financial statements.

     NEON incurred restructuring charges of $261,000 during the nine months ended December 31, 2002. This represents $271,000 related to the termination of NEON's distribution agreement with PBTC and $128,000 related to reducing the scope of the iWave product operations. The charges primarily represented non-cash stock compensation costs resulting from the extension of stock options for severed employees. This amount was offset by a $138,000 reduction to an outstanding restructuring accrual for abandoned facilities, as those facilities were subleased during the period. During the nine-month period ended December 31, 2001, NEON recorded a restructuring charge of $908,000. These charges related to reductions in the Company's cost structure and corporate reorganization, including reductions in force resulting in severance charges of $570,000 and losses from lease commitments of $338,000 due to the abandonment of certain leased facilities.

     Interest and other income for the nine months ended December 31, 2002 was $333,000 as compared to $1.0 million for the nine months ended December 31, 2001. The reduction in interest income was due to lower available cash balances combined with a decline in interest rates.

     During the nine months ending December 31, 2001, NEON resolved its trademark litigation with New Era of Networks, and as a result NEON received a cash payment of approximately $9.3 million, net of attorney fees.

     As previously discussed, NEON accounts for its investment in Scalable Software using the modified equity method of accounting. Under this method, NEON recognizes 100% of Scalable Software's income or loss to the extent of advances made in excess of the guaranteed amount. For the nine months ended December 31, 2002 NEON recorded an equity loss of $3.2 million. NEON also recorded a valuation allowance of $378,000 during the nine months ended December 31, 2002 against the Scalable note receivable to write-down the outstanding balance of the note to the guaranteed amount. See "Related Party Transactions" and Note 7 to NEON's financial statements.

     No provision for income taxes was recorded for the nine months ended December 31, 2002 as NEON had pre-tax losses of $12.2 million. A tax benefit of $143,000 or 17% of pre-tax loss was recorded for the nine months ending December 31, 2001. As of March 31, 2002 NEON had a net operating loss carry-forward for income tax purposes of approximately $5.4 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in the tax year 2020. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses, therefore, as of December 31, 2002, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these loss carryforwards.

     Under the transition provision of SFAS No. 142, NEON tested the goodwill balances associated with the September 1999 acquisition of Beyond Software, Inc. ("BSI") for impairment by comparing the fair value of BSI to its carrying value. Fair value was determined after considering changes in operational strategies and plans, as well as assumptions regarding the potential future cash flows from the acquired assets. As a result, NEON determined that the carrying value of the goodwill related to the BSI acquisition had been impaired by $1.0 million, which is shown as a cumulative effect of a change in accounting principle as of April 1, 2002. This impairment charge resulted in a net carrying value of $150,000 at December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     NEON's cash and cash equivalents at December 31, 2002 were $20.3 million, a decline of $14.2 million from $34.5 million at March 31, 2002. This decrease was due primarily to a net operating loss of $9.0 million for the nine months ended December 31, 2002, and advances on a note receivable to PBTC of $2.2 million and advances to Scalable Software, Inc. of $3.4 million (see "Related Party Transactions").

     Net cash used in operating activities for the nine months ended December 31, 2002 was $8.4 million and was primarily due to NEON's net operating losses. For the nine months ended December 31, 2001 net cash provided by operating activities was $1.7 million and resulted from NEON's $9.3 million trademark settlement, net of attorney fees, with New Era of Networks, offset by $7.4 million in operating losses.

     Net cash used in investing activities was $5.9 million and $5.7 million for the nine months ended December 31, 2002 and 2001, respectively. For the nine months ended December 31, 2002, net cash used in investing activities represents advances on a note receivable to Scalable Software of $3.4 million, an advance on a note receivable to PBTC of $2.2 million and purchases of property and equipment of $319,000. The principal investing uses in the nine months ended December 31, 2001 were an advance on a note receivable to Scalable Software of $4.0 million, an advance on a note receivable to Enterworks Software, Inc. of $2.0 million, and $577,000 in purchases of property and equipment partially offset by the maturity of $820,000 in marketable securities. As of December 31, 2002, NEON had no material commitment for capital expenditures. As of December 31, 2002, Scalable had additional funding available of $338,000.

     NEON's net cash provided by financing activities was $29,000 and $100,000 for the nine months ended December 31, 2002 and 2001, respectively. The net cash provided by financing activities in both periods represents proceeds from the exercise of employee stock options.

     NEON's future liquidity and capital requirements will depend upon numerous factors, including the costs, timing and scale of NEON's product development efforts and the success of such efforts; the costs, timing and sales of NEON's sales and marketing activities; the extent to which its existing and new products gain market acceptance; market developments; the costs involved in maintaining and enforcing intellectual property rights; the level and timing of license revenue; and other factors. NEON believes that its current balance of cash and cash equivalents will be sufficient to meet its working capital, funding commitments and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, NEON may require additional funds to support its working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all, or if available, that such financing will be obtainable on terms acceptable to NEON, or that any additional financing will not be dilutive.

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

     Under the transition provision of SFAS No. 142, NEON tested the goodwill balances associated with the September 1999 acquisition of Beyond Software, Inc. ("BSI") for impairment by comparing the fair value of BSI to its carrying value. Fair value was determined after considering changes in operational strategies and plans, as well as assumptions regarding the potential future cash flows from the acquired assets. As a result, NEON determined that the carrying value of the goodwill related to the BSI acquisition had been impaired by $1.0 million, which is shown as a cumulative effect of a change in accounting principle as of April 1, 2002. This impairment charge resulted in a net carrying value of $150,000 at December 31, 2002.

     NEON adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective April 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains many of its fundamental provisions. SFAS No. 144 clarifies certain measurement and classifications issues from SFAS No. 121. In addition, SFAS No. 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the basic requirements in APB Opinion No. 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS No. 144 excludes goodwill. The adoption of SFAS No. 144 did not have a material impact on NEON's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases." SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 will be effective for the fiscal year beginning April 1, 2003. NEON does not anticipate that the adoption of SFAS No. 145 will have a material impact on NEON's consolidated financial statements.

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

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The revised disclosure requirements of SFAS No. 148 will be required in the Company's annual report for the year ended March 31, 2003. Should NEON choose to adopt the fair value based method of accounting provided for in SFAS No. 123, the alternative methods of transition provided by SFAS No. 148 would be applicable for NEON's year ended March 31, 2003. NEON does not anticipate that the adoption of SFAS No. 148 will have a material impact on NEON's consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34 "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. Interpretation No. 45 will be effective for the fiscal year beginning April 1, 2003. NEON does not anticipate that the adoption of FASB Interpretation No. 45 will have a material impact on NEON's consolidated financial statements.

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

     NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $20.3 million at December 31, 2002, and were invested in different types of short-term low-risk securities. NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2003.

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

     Subsequent to the date of their evaluation, there were no significant changes in NEON's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Some Members Of Our Board Of Directors And Management May Have Conflicts Of Interests And/Or Are Interested Parties To Certain Transactions Of NEON

     Members of our Board of Directors and certain of our executive officers are shareholders, directors and/or officers in other companies, some of which are identified and discussed in Management's Discussions and Analysis of Financial Condition and Results of Operations section on "Related Party Transactions" and
Note 7 to NEON's Condensed Notes to Consolidated Financial Statements herein. These companies include Peregrine/Bridge Transfer Corporation (now known as NEON Enterprise Software, Inc.), Scalable Software, Inc. and Sheer Genius Software, Inc. Such relationships may give rise to conflicts of interest resulting from the balancing of such officer/director's duties to NEON's stockholders and their corresponding duties to the stockholders of any company in which they also hold positions as directors (or officers), especially in the context of business negotiations between NEON and such other company. In any event where an officer or director has a conflict of interest, the Board of Directors has reviewed such conflict and fully discussed the interests of the directors and/or officers involved. Notwithstanding such procedures, NEON may face the threat of shareholder claims based solely on the mere appearance of conflicts of interest in any related party business transaction. In addition, since Mr. Woodhill is still the Chief Executive Officer and President of Scalable Software, the failure of NEON to exercise its option to acquire Scalable Software may result in additional uncertainty with respect to his continued management of NEON, which uncertainty could materially adversely affect our business, operating results and financial condition.

Our Stock Price May Fluctuate And Be Impacted By A Number Of Internal And External Factors

     As of June 3, 2002, our common stock began trading on the Nasdaq Stock Market under the ticker symbol "NEON." Previously, we had traded under the ticker symbol "NESY." In previous years our stock price has fluctuated and continues to be subject to wide swings in price based on a number of factors including the following:

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

Trends In Sales Of Our Products May Affect Investors' Expectations Regarding Our Financial Performance

     Historically, our revenues have tended to be strongest in the third and fourth quarters of our fiscal year and to decrease slightly in our first fiscal quarter. The expectations of investors who rely on our third or fourth quarter results in a given year may be adversely impacted if this seasonal trend continues. We believe that our seasonality is due in part to the calendar year budgeting cycles of many of our customers, our employee recognition policies which tend to reward our sales personnel for achieving fiscal year-end rather than quarterly revenue quotas, and the timing of our hiring of sales force personnel. In future periods, we expect that this seasonal trend will continue to cause first fiscal quarter license revenues to decrease from the level achieved in the preceding quarter. Also, the majority of sales close in the last few days of every quarter, which may result in significant fluctuations of revenues that the company cannot predict.

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

Reduced Customer Reliance Upon Mainframe Computers Could Adversely Affect Our Business

     We are dependent upon the continued use and acceptance of mainframe computers in a computing environment increasingly based on distributed platforms, including client/server and Internet-based computing networks. Decreased use of the mainframe or reduced demand for Web-based and client/server applications accessing mainframe data and transactions could have a material adverse effect on our business, operating results and financial condition. We derive our revenues primarily from our Shadow products. Our continued success depends on a number of factors, including:

     . Continued use of the mainframe as a central repository of mission-critical data and transactions;

     Lack of growth in business demands for access to the data, applications and transactions residing on mainframe computers from Web-based and client/server applications could have a material adverse effect on our business operating results and financial condition.

..    We May Lose Market Share And Be Required To Reduce Prices As A Result Of
     Competition From Our Existing Competitors, Other Vendors And Information Systems Departments Of Customers

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

..    Rapid Technological Change Could Render Our Products Obsolete

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

..    We May Be Unable To Enforce Or Defend Our Ownership And Use Of Proprietary
     Technology

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

..    Loss Of Code-Sharing Or Distributor Rights Could Divert Our Resources From
     New Product Development

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

..    Our Products May Contain Undetected Software Errors, Which Could Adversely
     Affect Our Business

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

Our Officers And Directors Control NEON, And These Officers And Directors Could Control Matters Submitted To Our Stockholders

    At present, our executive officers and directors and entities affiliated with them beneficially own approximately 54.0% of our outstanding common stock. As a result, these stockholders, if they act together, could control most matters submitted to our stockholders for a vote, including the election of directors.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               99.1 Certification of Louis R. Woodhill, Chief Executive Officer
                    of NEON Systems, Inc. pursuant to 18U. S. C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

               99.3 Certification of Louis R. Woodhill, Chief Executive Officer
                    of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               99.4 Certification of Brian D. Helman, Chief Financial Officer of
                    NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          (b)  REPORTS ON FORM 8-K

               During the quarter ended December 31, 2002, NEON filed a Current Report on Form 8-K dated December 5, 2002. Items 5 and 7 were reported and no financial statements were filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NEON SYSTEMS, INC.

Date:  February 12, 2003                        /s/ Brian D. Helman
                                                --------------------------
                                                Chief Financial Officer
                                                (Principal financial officer)