Form 10-K
period 2003-03-31
NEON SYSTEMS INC
filed 2003-06-30
CIK 1072978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: 0-25457

NEON Systems, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	76-0345839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14100 Southwest Freeway, Suite 500,
Sugar Land, Texas	77478
(Address of principal executive offices)	(zip code)

(281) 491-4200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of Registrant as of September 30, 2002 was $13,815,328, based on the last sale price of $3.09 for Registrant’s Common Stock on the Nasdaq National Market on September 30, 2002.

As of May 31, 2003, 8,821,385 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on September 22, 2003 to be filed with the Securities and Exchange Commission not later than 120 days after the end of Registrant’s fiscal year ended March 31, 2003 are incorporated by reference into Part III of this Form 10-K.

NEON SYSTEMS, INC.

FORM 10-K

FOR FISCAL YEAR ENDED MARCH 31, 2003

PART I

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, intentions, strategies, and expected operating results and financial condition. Forward-looking statements also include statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section below titled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Item 1.    Business

OVERVIEW

NEON Systems, Inc. (“NEON”) was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation, which was incorporated in June 1991. NEON is an enterprise software company that develops, markets, and supports computer software products that allow Global 2000 Companies with IBM mainframes to integrate legacy data and applications with distributed or Internet applications. The IBM mainframe is a critical processing platform for major corporations due to the high performance, availability, scalability, and security inherent in the platform. For more than thirty years, there has been ongoing investment in mission critical data and applications that reside on the IBM mainframe platform and it remains today a primary repository for corporate data and applications for large organizations. NEON’s Shadow technology simplifies access to mainframe data and applications and we believe it is emerging as the industry’s choice when integrating application platform suites with IBM zSeries mainframes running IBM’s OS/390 or z/OS operating systems. NEON’s Shadow technology allows our customers to more effectively utilize their investment in IBM mainframe-based database and application systems to implement new applications that leverage legacy data and application assets.

In mid 2001, NEON refocused its product development, sales, and support personnel in three key solution areas based on the following products. These product lines included the “Shadow” branded product line providing access and integration of IBM mainframe data and applications from standard application client environments, the Enterprise Subsystem Management (“ESM”) product line providing enhanced availability, recoverability, and control for the IBM IMS database management system allowing more rapid deployment of CICS applications in the IBM CICSPlex environment, and the “iWave” branded product line integrating disparate helpdesk, network management, database management, and systems management applications across mainframe and distributed systems environments.

During the fiscal year just ended, NEON refocused its operations on its core technology, the Shadow products. In the fiscal years 2003, 2002, and 2001, the Shadow products accounted for 88%, 79% and 75%, respectively, of NEON’s revenues. In the 2003, 2002, and 2001 fiscal years, the ESM products accounted for 5%, 13% and 18%, respectively, of NEON’s revenues in such years. The iWave products have never accounted for more than 8% of NEON’s revenues in any of such years. As a result, during the fiscal year ended March 31, 2003, NEON terminated its distribution agreement with respect to the ESM product line, downsized its iWave product line and related personnel, and concentrated its resources toward enhancing and improving the Shadow product line. In addition, subsequent to the end of the fiscal year, NEON sold its iWave product line. See Note 13 to NEON’s consolidated financial statements.

Shadow Branded Products—Simplified Access to the Mainframe

Shadow Technology

Shadow enterprise-class mainframe adapter technology reduces integration complexity and simplifies access to the mainframe. Shadow technology is an inherently more robust solution than competing integration technology, utilizing a mainframe software component to enable secure interoperability at the highest level of performance and scalability, while also providing rich monitoring and diagnostics. Shadow’s unified architecture delivers significant operational efficiencies and cost benefits over point integration products, while also providing the flexibility of infrastructure or single adapter implementations.

Shadow Products and Packaging

Shadow Direct—Shadow branded products are packaged to meet the needs of two distinct buyers of access and integration software for the IBM mainframe. Shadow Direct is a mainframe centric product that is targeting the organization that has a mainframe centric view of information technology. Shadow Direct is positioned as the best of breed “IT infrastructure” for all access and integration of mainframe data and transactions and is well suited for direct sales into the traditional mainframe software buyer community.

Shadow Connect—Shadow Connect is a connector packaging of Shadow and targets organizations who view mainframes as one of the many platforms that must be integrated with non-mainframe platforms. These buyers do not have a mainframe-centric view of information technology. Shadow Connect is NEON’s primary offering through its OEM/Reseller indirect channel.

Shadow Web Server—Shadow Web Server is an HTTP browser interface which provides direct HTTP access to mainframe data, applications and programs from Web browsers without the need for an intermediate server or data replication.

Shadow Console—Shadow Console extends the industry-leading diagnostic and management capabilities of Shadow technology to a modern, Windows™ based, graphical user interface, offering both application developers and production operations personnel a consolidated, end-to-end view of the middleware component from the initial API adapter call in the application platform suite to the backend data or transaction source on the mainframe.

NEON’s Markets

NEON’s Shadow technology addresses market opportunities found in large organizations around the world. The Shadow products support business-critical applications of large companies that use mainframes independently or in conjunction with new systems deployments, especially deployments of application platforms from large and rising vendors, such as IBM’s Websphere Integration Servers and BEA’s WebLogic Integration Servers. NEON’s Shadow products help customers continue to leverage and increase the value of their mainframe and enterprise computing systems, allowing them to create, manage, and maintain high-value applications dependent on the IBM mainframe platform. For financial information attributable to each of NEON’s geographic sales areas, see Note 9 to NEON’s consolidated financial statements.

Industry Background

A critical aspect of all large business operations is the ability to effectively utilize information technology. Organizations are dependent on a variety of applications, information systems, and technology infrastructures, which are used to run the day-to-day operations of the business. Over time, organizations have made huge investments in these various applications, information systems, and technology infrastructures that have become known as legacy systems. Ever changing business demands along with the constant introduction of new technology create new challenges for these organizations, as they must implement new solutions in harmony with these legacy systems.

Many organizational initiatives, such as managing information flow across a supply chain, gaining a deeper understanding of customer buying habits or characteristics, or engaging in more targeted marketing, selling, and production depend on the effective delivery of information where it is needed and when it is needed. Organizations today must rapidly integrate existing applications and take advantage of the Internet to deliver new capabilities to suppliers, customers, employees, and trading networks to stay competitive. The demand for flexible integration of legacy systems comes at the same time as there are increasing demands to improve availability of critical legacy database management systems and manage an increasingly complex information technology infrastructure.

The following critical elements of information technology infrastructure are key considerations for organizations meeting the ongoing challenges of successful business operations in an age of ever increasing technology choices:

•	The Internet. The Internet offers a low-cost, global network infrastructure that enables organizations to communicate externally with customers, suppliers, and partners and to coordinate internally by extending employee access to key applications and information. Web-based business critical applications typically leverage common Web browser interfaces and offer a means of improving service levels, reducing costs, and adding new capabilities.

•	Application Platform Suites. Organizations must have the capability to develop and deploy new applications as well as to integrate existing applications to take advantage of the data and business processing in legacy systems. There is an increasing convergence of specific technologies associated with these functions (application development, application run-time execution, business process management, application integration and Web portals) that is manifesting itself in the form of an all-purpose technology platform. This technology platform is generically referred to as an “Application Platform Suite.” The primary vendors of these platforms are IBM, BEA, Oracle, and Sun with many other vendors participating in various aspects of this platform trend. The ability to provide the critical capabilities of application development, deployment, and integration in a single solution suite from these major technology vendors is of significant importance to organizations as they look for complete capabilities from a fewer number of stable solutions providers. The Application Platform Suite appears to be the current basis for the majority of in-house application development by larger organizations and is an emerging standard for development by external packaged application vendors.

•	IBM Mainframes. Mainframes offer proven reliability, scalability, security, and control, as well as time-tested applications, often representing millions of dollars of investment for an organization. As a result, many organizations continue to depend on the mainframe to run core business processes, such as inventory management, payroll processing, and customer billing and support. Historically, organizations have invested significant amounts in mainframe systems. As a result, a substantial amount of corporate data and records reside on mainframe systems, representing a wealth of important corporate information that must be leveraged in the ongoing deployment of new applications.

•	Packaged And Client/Server Applications. For many years, the need to deliver new applications has exceeded most organizations’ internal development capacity using traditional development methods. Consequently, organizations have made substantial investments in packaged applications and have built in-house applications using easy to use client/server products. The packaged applications provide specific support for a variety of functions, including Enterprise Resource Planning (ERP), Customer Relationship Management (CRM), Human Resource Management Systems (HRMS), and others. The existing packaged applications and client/server applications continue to provide great value to organizations and are an ongoing consideration in delivering the next generation of applications.

NEON Product Advantages

The integration of disparate IT systems is one of the major imperatives for businesses and government in dealing with rapidly changing global issues and competition. Integration is increasingly complex, with packaged applications and application platforms suites now leveraging mainframe resources for modern service oriented development architectures. Integration adapters are part of the foundation required for reducing integration complexity. With NEON’s Shadow adapter technology, it is possible to simplify access to mainframe data, applications and programs, delivering it in a familiar format useable by developers and their development tools in both Java and .NET environments.

NEON’s Shadow products provide organizations with the following benefits in deploying new applications and extending existing applications:

•	Easy To Use And Cost-Effective. NEON’s Shadow products were designed to be easy to use, compatible with a variety of other applications and to provide a rapid return on investment. The Shadow products can typically be installed without on-site assistance within one day. As a result of this “out-of-the-box” functionality, customers can rapidly implement and utilize Shadow products in deploying new applications and extending existing applications with minimal training.

•	Preservation of Information Technology Investment. NEON’s Shadow products preserve an organization’s investment in mainframe, client/server, and packaged applications while allowing customers to take advantage of the benefits of the Internet with more efficient business integration and new high-value applications. NEON believes mainframe platforms will play a key role in large organizations for the foreseeable future. Using NEON’s Shadow products, organizations can continue to use these reliable, mission-critical applications as new technologies and market opportunities evolve. NEON believes that its Shadow products are unique in the industry in the depth of support provided for the IBM zSeries and /390 environments.

•	Flexibility. NEON’s Shadow products use industry-standard technologies that allow users to integrate with a variety of data application and program sources. The flexible architecture of the Shadow products allows organizations to maximize the use of existing internal skills and in-house technologies to develop new applications using off-the-shelf tools. These benefits allow organizations to quickly implement a NEON integration solution that can be utilized for a variety of applications.

•	High Performance; Scalability. NEON’s Shadow products are enterprise-class and provide “real time” access to and integration with mainframe systems and packaged applications through Internet or client/server applications. Although many middleware products provide connectivity to mainframe systems, few provide the rapid response and scalability delivered by the NEON Shadow products, which allow information technology groups to broadly expand the user base of an application without concerns about deteriorating application performance.

•	Extensive Management, Monitoring and Control Capabilities. NEON’s Shadow products provide a number of utilities that support all phases of the application lifecycle. NEON’s Shadow products’ end-to-end diagnostics provide rapid resolution of development problems, resulting in faster delivery of applications.

The NEON Strategy

NEON’s goal is to emerge as the “best-of-breed” technology leader in the enterprise-class mainframe adapter market and to continue to grow as a leading provider of software solutions in markets for or related to the IBM mainframe platform. The following are key elements of the NEON strategy:

•

Maintain and Enhance Technological Leadership.    NEON believes that it is a technology leader in providing software solutions for the IBM mainframe platform. The foundation of its technological leadership is the product architecture and core code base that underlies the Shadow Technology products. Shadow technology significantly reduces the complexity of integrating application platform suites with mainframe data, applications and programs. Shadow’s unified architecture delivers significant operational efficiencies and cost benefits over point integration products, while also providing the flexibility of infrastructure or single adapter implementations. This architecture not only provides significant advantages over competing products, but also provides the building blocks for the delivery of new products by NEON. NEON intends to continue to maintain and enhance its technological leadership by leveraging its proven architecture to rapidly develop and release new products.

•	Capitalize on Market for Internet Applications and E-Business Integration Solutions. NEON believes that many organizations are looking for cost-effective ways to take advantage of the new channels, markets and organizational structures presented by the rapid growth of the Internet. The Shadow products provide a cost-effective way to “Web-enable” applications and allow organizations to rapidly deploy new Internet applications and participate in e-business opportunities.

•	Leverage Installed Base of Customers. Approximately 200 organizations worldwide have purchased NEON’s Shadow products. NEON’s customers span major industries, including energy, manufacturing, financial services, government and retail. To date, the majority of these customers use NEON’s Shadow products in specific departments, divisions or locations. NEON believes it can penetrate more deeply into existing customer sites with opportunities for cross-sell and up-sell of enhanced features. In addition, NEON believes there is a large opportunity to sell organization-wide licenses to its installed customer base.

•	Leverage Partner Relationships. NEON has a growing number of partner relationships that provide referral and other lead generation opportunities. In addition, several partners have licensed and embedded NEON technology into their products pursuant to OEM/Reseller agreements. NEON believes that there are significant revenue growth opportunities in working with partners to establish alternate sales channels for its products, especially Shadow Connect.

Sales Strategy

NEON sells its products through a direct sales channel and indirect channels.

Direct Sales Channel.    NEON utilizes a direct sales model that minimizes the number of remote sales offices and customer site visits and focuses on effective use of the telephone and Internet communications for product demonstrations and sales. The direct sales force for North America is based in Sugar Land, Texas and generates a substantial majority of NEON’s revenues. In January 1997, NEON established its first international direct sales office in Windsor, England. In August 1997, NEON established another international direct sales office in Frankfurt, Germany and in May 2000, NEON established a sales presence in Sydney, Australia.

Indirect Sales Channel.    NEON utilizes indirect sales channels, emphasizing International Distributorship, OEM/Reseller Relationships and Marketing/Referral Relationships with key partners.

•	International Distributorships. NEON has established indirect distribution channels through independent distributors in Europe, Africa, Latin America and Asia Pacific. At March 31, 2003, NEON had 11 distributors covering 15 countries. NEON’s distributors typically perform marketing, sales and technical support functions in their assigned country or region. They may distribute directly to the customer, via other resellers or through a combination of both channels. NEON continuously trains its international distributors in both product capabilities and sales methodologies. For financial information attributable to each of NEON’s geographic sales areas, see Note 9 to NEON’s consolidated financial statements.

•	Original Equipment Manufacturer OEM/Reseller Relationships. NEON has OEM/Reseller relationships with a number of companies. These companies market or embed the Shadow products in their products to provide access to mainframe-based enterprise data and transactions from their respective applications. Large-scale Systems Integrators also resell the products in value-added solutions to the end-user.

•	Marketing/Referral Relationships. NEON has developed marketing and referral relationships with a number of companies. These companies generate qualified leads to NEON in return for a referral fee. These Marketing/Referral Partners also engage in joint marketing opportunities with NEON.

NEON’s marketing activities support revenue generation and sales enablement for the direct sales channel and the indirect sales channel, as well as enhancing NEON’s corporate reputation. Marketing activities include integrated marketing communications, public relations, industry analyst relations, investor relations, trade shows/events, and web-based seminars and advertising.

Customers

NEON’s customer base spans major industries, including energy, manufacturing, financial services, government, and retail. NEON provides its products to customers under non-exclusive, non-transferable licenses. Under NEON’s current standard license agreement, licensed software may be used solely for the customer’s internal operations, and NEON does not sell or transfer title to its products to its customers. During fiscal 2003, NEON did not have any customers that individually accounted for 10% or more of total revenue. NEON had one customer that represented 10% of consolidated revenue in fiscal 2002 and one customer that represented 16% of consolidated revenue in fiscal 2001.

Customer Support

Customer support personnel provide pre-sale, installation, and post-sale technical support by toll-free telephone, E-mail, and facsimile, and through NEON’s Internet site and bulletin boards. Customer support is available on a 24x7 basis. In addition, customer service representatives contact each customer within six months after installation to assess customer satisfaction and obtain feedback. As a result of the “out-of-the-box” functionality of its products, NEON does not require a large customer support organization. At March 31, 2003, NEON had 8 customer support employees.

Product Development

NEON’s research and development efforts are focused on continuing to deliver new capabilities that allow our customers to extend their usage of our products, developing support for new releases of software on which our products are dependent, and providing maintenance for resolution of problems which may be encountered when using our software. All such development effort is funded by NEON. NEON incorporates the recommendations of existing and potential customers when developing its products and believes that continued dialogue with customers is an important element in developing enhancements to existing products and in the development of new products.

NEON has in the past dedicated and expects in the future to dedicate a significant amount of resources to developing new and enhanced products. NEON continues to follow a plan of continuous product improvement and enhancement. At any point in time a number of product development initiatives will be underway. We believe these development efforts will increase Shadow’s technical leadership in the integration market.

Competition

NEON competes in markets that are intensely competitive and characterized by rapidly changing technology and evolving standards. NEON has experienced, and expects to continue to experience, increased competition from current and potential competitors, many of whom have greater name recognition, a larger installed customer base, and significantly greater financial, technical, marketing, and other resources than NEON.

NEON’s Shadow Direct infrastructure products compete principally with products from established vendors such as IBM, Jacada, and WRQ. NEON’s Shadow Connect adapter products compete principally with products from established vendors such as Attachmate, Attunity, and iWay. Other competitive factors include:

•	Business applications vendors who may internally develop, or attain through acquisitions and partnerships, and mainframe adapter integration solutions

•	Internal development efforts by corporate information technology departments

•	New entrants to the mainframe adapter integration markets

NEON’s competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, and sale of their products than NEON. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, and loss of market share, any of which could materially adversely affect NEON’s business, operating results, and financial condition.

Proprietary Rights

NEON relies primarily on a combination of copyright, trademark, and trade secret laws, confidentiality procedures, and contractual provisions to protect its proprietary rights. NEON licenses its products pursuant to software license agreements, which include acknowledgments and agreements by the licensee that are intended to establish and protect NEON’s proprietary rights and confidential information. NEON believes, however, that these measures afford only limited protection. Despite NEON’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of NEON’s products or to obtain and use information that NEON regards as proprietary. Policing unauthorized use of NEON’s products is difficult and NEON is unable to determine the extent to which piracy of its software products exists. In addition, the laws of some foreign countries do not protect NEON’s proprietary rights as fully as do the laws of the United States. There can be no assurance that NEON’s means of protecting its proprietary rights will be adequate or that competition will not independently develop similar or superior technology.

NEON is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by NEON of their intellectual property rights. NEON expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in NEON’s industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays, or require NEON to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to NEON, if at all. In the event of a successful claim of product infringement against NEON and failure or inability of NEON to either license the infringed or similar technology or develop alternative technology on a timely basis, NEON’s business, operating results and financial condition could be materially adversely affected.

Human Resources

As of March 31, 2003, NEON and its subsidiaries employed 74 persons, including 29 in sales, marketing and field operations, 31 in research and development and 14 in finance and administration. None of NEON’s employees are represented by a labor union. NEON has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in NEON’s industry is intense.

RISK FACTORS

This report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including the following:

Some Members Of Our Board Of Directors And Management May Have Conflicts Of Interests And/Or Are Interested Parties To Certain Transactions Of NEON

Members of our Board of Directors and our current and former Executive Officers are shareholders, directors and/or officers in other companies, some of which are identified and discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” in the section on “Related Party Transactions” herein, including the following:

•	NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation)

•	Scalable Software, Inc.

•	Sheer Genius Software, Inc.

See Management’s Discussions and Analysis of Financial Condition and Results of Operations—Related Party Transactions and Note 4 to NEON’s consolidated financial statements.

Such relationships may give rise to conflicts of interest resulting from the balancing of such officer/director’s duties to NEON’s stockholders and their corresponding duties to the stockholders of any company in which they also hold positions as directors (or officers), especially in the context of business negotiations between NEON and such other company. In any event where an officer or director has a conflict of interest, the Board of Directors has appointed a Special Committee to review such conflict. Notwithstanding such procedures, NEON may face the threat of shareholder claims based solely on the mere appearance of conflicts of interest in any related party business transaction.

Uncertainty Regarding Our Management After Changes May Adversely Affect Our Business

On March 7, 2003, NEON announced in a press release that we had undergone a corporate-wide reorganization of our business to focus on our core Shadow product line. In connection with this reorganization and in response to the changing economic outlook, NEON undertook a reduction in force of approximately 26% of its overall employee base and announced that Louis R. Woodhill had resigned from his positions as President, Chief Executive Officer, and as a member of the Board of Directors of NEON. Mr. Woodhill had served in such capacities since October 17, 2001. The NEON Board of Directors appointed Mark Cresswell, our Senior Vice President and General Manager of the Shadow product line, to serve as President and Chief Operating Officer of the Company. Mr. Cresswell joins Brian D. Helman, NEON’s Chief Financial Officer since July 2002, as NEON’s key executive officers. Such reduction-in-force and changes in management may have caused or could cause uncertainty about NEON’s future direction and results.

Loss of Key Software Developers Could Adversely Affect Our Business

Our success is dependent upon the continued service and skills of our key software developers. The loss of the services of any of these key software developers could have a negative impact on our business because of their unique skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. We do not intend to maintain “key-man” life insurance policies covering any of our employees. Significant competition exists for employees with the skills required to develop the software products and perform the maintenance services that we offer, and we may not be able to continue to retain sufficient numbers of highly skilled employees.

Our Stock Price May Fluctuate And Be Impacted By A Number Of Internal And External Factors

•	Our stock price has fluctuated and is subject to wide swings in price based on a number of factors, including our quarterly operating results, which may vary significantly from quarter to quarter.

Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Therefore, it is likely that in one or more future quarters our results may fall below the expectations of securities analysts and investors. We operate with virtually no order backlog because our products are shipped and revenues are recognized shortly after orders are received. In addition, the amount of revenues associated with sales of our software can vary significantly. In various quarters in the past, we have derived a significant portion of our software license revenues from a small number of relatively large sales. An inability to close one or more large sales that we had targeted to close in a particular period could materially adversely affect our operating results for that period. Moreover, we typically realize a majority of our software license revenues in the last month of a quarter. As a result, minor delays in the timing of customer orders can shift a sale from its contemplated quarter of completion to a subsequent quarter and cause significant variability in our operating results for any particular period. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance. Although we generally do not give guidance as to future operating results, if our quarterly results do not meet investors’ expectations, the trading price of our common stock will likely decline.

•	The Availability Of Significant Amounts Of Our Common Stock For Sale Could Adversely Affect Its Market Price

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

Reduced Customer Reliance Upon Mainframe Computers Could Adversely Affect Our Business

We are dependent upon the continued use and acceptance of mainframe computers in a computing environment increasingly based on distributed platforms, including client/server and Internet-based computing networks. Decreased use of the mainframe or in the growth of demand for Web-based and client/server applications accessing mainframe data and transactions could have a material adverse effect on our business, operating results and financial condition. We now derive our revenues solely from our Shadow products. Our continued success depends on a number of factors, including:

•	Continued use of the mainframe as a central repository of mission-critical data and transactions;

•	Growth in business demands for access to the data, applications and transactions residing on mainframe computers from Web-based and client/server applications; and

•	Continued market acceptance of the Shadow products and enhancements to these products.

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

Our Officers And Directors Control NEON, And These Officers And Directors Could Control Matters Submitted To Our Stockholders

At present, our executive officers and directors and entities affiliated with them beneficially own more than 50% of our outstanding common stock. As a result, these stockholders, if they act together, could control most matters submitted to our stockholders for a vote, including the election of directors.

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

Item 2.    Properties

NEON’s principal administrative, product development, marketing and sales facility comprises approximately 51,700 square feet and is located in Sugar Land, Texas. The lease for this facility will expire on March 31, 2005. In addition, NEON leases offices in London, England and Frankfurt, Germany. In March 2003, NEON abandoned approximately 20,000 square feet of its leased facility space, including an entire floor in each of its Sugar Land office and its London, England office. See Note 6 to NEON’s consolidated financial statements. Management believes that its current facilities are adequate to meet its needs through the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of NEON’s operations.

Item 3.    Legal Proceedings

On January 29, 2003, NEON received notification that it had been sued in Fort Bend County, Texas for alleged tortious interference with contract, tortious interference with prospective business relations and unfair competition in a lawsuit styled Phoenix Network Technologies (Europe) Limited vs. NEON Systems, Inc. and Computer Associates International Inc., 400th District Court, Ft. Bend County, Richmond, Texas, Cause Number 03-CV-127800. NEON is in the process of defending this action. Aside from this action, NEON is not involved in any current claim or legal action other than those arising in the ordinary course of business.

Item 4.    Submission of Matters to a Vote of Security Holders

On February 4, 2003, NEON convened its Annual Meeting of Stockholders for the fiscal year ended March 31, 2002. As of the record date of December 11, 2002, there were approximately 8.7 million shares issued and outstanding. At the Annual Meeting, which was held at NEON’s headquarters in Sugar Land, Texas on February 4, the following matters were submitted to the stockholders for a vote and were approved by the vote reflected below each such proposal:

•	Election of four Class III directors to serve on the Board of Directors

We currently have eight directors holding office. The directors are divided into three classes with staggered terms:

Class I Directors, Charles E. Noell, III, whose terms will expire at the next annual meeting to be held on September 22, 2003. Our other two Class I Directors, Louis R. Woodhill and James R. Woodhill, resigned as directors in March 2003 and June 2003, respectively. These positions on the Board of Directors have not been filled as of the date of this filing.

Class II Directors, Richard Holcomb, George H. Ellis and Norris van den Berg, whose terms will expire at the annual meeting to be held in the third calendar quarter of 2004.

Class III Directors, John J. Moores, David F. Cary, Loretta Cross, and Peter Schaeffer, whose terms expire at the annual meeting to be held in the third calendar quarter of 2005.

At the annual meeting of stockholders held on February 4, 2003, the following three directors were elected as Class III Directors for terms expiring at the annual meeting to be held in 2005: John J. Moores, David F. Cary, Loretta Cross and Peter Schaeffer.

The voting results were as follows:

(In thousands)

Nominee	Votes For	(%)	Votes Withheld	(%)
John J. Moores	8,218	94.46%	33	0.38%
David F. Cary	8,225	94.54%	27	0.31%
Loretta Cross	8,225	94.54%	27	0.31%
Peter Schaeffer	8,225	94.54%	27	0.31%

•	Ratification of KPMG LLP as independent auditors for the fiscal year ending March 31, 2003

The Audit Committee of the Board of Directors selected KPMG LLP as the Company’s independent public accountants for the fiscal year ending March 31, 2003. KPMG LLP has audited the Company’s financial statements since its initial public offering in fiscal 1999.

At the Annual Meeting of Stockholders on February 4, 2003, the stockholders ratified the Board’s selection of KPMG as NEON’s independent auditors, casting approximately 8.2 million votes in favor of the ratification (94.25%) and 24,000 votes against ratification (0.28%), with 5,000 abstentions (0.06%).

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

NEON’s Common Stock traded on the Nasdaq Stock Market under the symbol “NESY” from its initial public offering until June 2, 2002. On June 3, 2002, NEON changed the ticker symbol for its shares of common stock trading on the Nasdaq Stock Market from “NESY” to “NEON”. NEON completed its initial public offering in March 1999 and sold 3.0 million shares of its common stock at a price of $15.00 per share. The following table sets forth, for the fiscal periods indicated, the ranges of high and low last reported sale prices for the Common Stock.

	High	Low
Fiscal Year Ended March 31, 2003:
Fourth Quarter	$3.12	$1.90
Third Quarter	$3.34	$1.70
Second Quarter	$5.35	$2.36
First Quarter	$8.55	$3.80
Fiscal Year Ended March 31, 2002:
Fourth Quarter	$8.70	$4.55
Third Quarter	$4.20	$3.07
Second Quarter	$8.74	$3.90
First Quarter	$8.52	$4.06

During the fiscal year ended March 31, 2003, NEON issued no unregistered shares of its Common Stock.

Holders

On June 25, 2003, the last reported sale price of the common stock on the Nasdaq Stock Market was $3.179 per share. At June 25, 2003, there were 193 registered holders of record of NEON’s common stock (although NEON believes that the number of beneficial owners of its common stock is substantially greater) and approximately 8.8 million shares outstanding.

Dividends

NEON has never declared any cash dividends on its common stock. NEON does not anticipate paying any cash dividends on its common stock in the foreseeable future and intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, NEON’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that NEON’s Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.    Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

The selected consolidated financial data below should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Consolidated Financial Statements and Supplementary Data, included elsewhere herein.

	Years Ended March 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenues:
License	$7,856	$12,021	$17,826	$22,860	$15,420
Maintenance	10,720	9,414	8,798	6,859	4,596

Total revenues	18,576	21,435	26,624	29,719	20,016
Cost of revenues:
Cost of license	1,231	3,022	2,471	1,484	1,032
Cost of maintenance	1,977	2,115	2,365	1,719	1,002

Total cost of revenues	3,208	5,137	4,836	3,203	2,034

Gross profit	15,368	16,298	21,788	26,516	17,982
Operating expenses:
Sales and marketing	12,422	13,368	15,639	11,474	7,536
Research and development	5,648	6,046	8,329	5,847	4,052
General and administrative	6,332	5,097	8,957	3,549	2,947
Restructuring costs	3,046	908	—	—	—
Impairment of intangibles	1,439	—	—	—	—
Loss on disposal	687	—	—	—	—
Asset write-down charges	—	887	—	—	—
Amortization of goodwill	—	478	478	239	—

Total operating expenses	29,574	26,784	33,403	21,109	14,535

Operating income (loss)	(14,206)	(10,486)	(11,615)	5,407	3,447
Interest and other income, net	431	1,190	2,486	2,256	185
Equity loss in affiliate	(3,525)	(2,097)	—	—	—
Gain from settlement of litigation	—	9,260	—	—	—
Valuation allowance of note receivable	(378)	(2,000)	—	—	—

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(17,678)	(4,133)	(9,129)	7,663	3,632
Benefit (provision) for income taxes	(194)	—	1,884	(2,759)	(1,380)

Net income (loss) before cumulative effect of change in accounting principle	(17,872)	(4,133)	(7,245)	4,904	2,252
Cumulative effect of change in accounting principle	(1,043)	—	—	—	—

Net income (loss)	(18,915)	(4,133)	(7,245)	4,904	2,252

Dividends on series A redeemable convertible preferred stock	—	—	—	—	(75)

Net income (loss) applicable to common stockholders	$(18,915)	$(4,133)	$(7,245)	$4,904	$2,177

Earnings (loss) per common share (a):
Basic	$(2.17)	$(0.44)	$(0.77)	$0.55	$0.71

Diluted	$(2.17)	$(0.44)	$(0.77)	$0.47	$0.29

Shares used in computing earnings (loss) per common share (a):
Basic	8,721	9,325	9,432	8,914	3,065
Diluted	8,721	9,325	9,432	10,461	7,517

	As of March 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$19,791	$34,506	$42,774	$37,120	$45,400
Working capital	16,574	33,276	40,347	41,430	45,295
Total assets	34,314	53,600	63,378	60,500	52,635
Total stockholders’ equity	24,391	42,925	49,314	51,858	45,830

(a)	See Note 1 to NEON’s consolidated financial statements for information concerning the calculation of earnings (loss) per common share and shares used in computing earnings (loss) per common share.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with NEON’s consolidated financial statements and the related notes thereto included in this report on Form 10-K. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and entail various risks and uncertainties such as our plans, objectives, expectations and intentions. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth in the section above titled “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terms.

Overview

NEON develops, markets and supports software products for the IBM mainframe platform. NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation, which was incorporated in June 1991. NEON’s primary product group, the Shadow products, provide access and integration of IBM mainframe data and applications from standard application client environments, including the Internet application platforms, and client/server systems. NEON’s product mix in the past three fiscal years has consisted of NEON’s Shadow branded products, its iWave products, and the ESM products owned by NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation, hereafter “NESI”) and distributed by NEON. Over the last three fiscal years, NEON’s Shadow products accounted for the majority of its sales mix, representing 88%, 79%, and 75% of NEON’s sales for fiscal 2003, 2002, and 2001, respectively. During fiscal year 2003, NEON phased out its ESM product line and iWave product line. In August 2002, NEON terminated its distribution agreement with NESI, effectively exiting the ESM market See Management’s Discussion and Analysis—Related Party Transactions and Note 4 to NEON’s consolidated financial statements. On October 31, 2002, NEON reduced the scope of its iWave operations and hired an investment advisor to assist NEON in divesting its iWave product line. On June 20, 2003, NEON entered into an Asset Purchase Agreement with a subsidiary of Skywire Ventures, L.L.C., a Dallas-based software vendor, to sell the iWave product line assets. See Note 13 to NEON’s consolidated financial statements.

NEON derives revenue from software licenses and maintenance services. License fees, which are based upon the number and capacity of servers as well as the number of client users, are generally due upon license grant and include a one-year maintenance period. The sales process typically takes approximately nine months. After the initial year of license, NEON provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee. Any factors adversely affecting the pricing of, demand for, or market acceptance of, our products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition. In fiscal 2003, 2002, and 2001, maintenance revenues represented 58%, 44%, and 33% of total revenues, respectively. Maintenance revenues are expected to continue to increase as a percentage of total revenues in the future. During fiscal 2003, NEON did not have any customers that individually accounted for 10% or more of total revenue. In fiscal 2002 NEON had one customer that accounted for 10% of total revenue. In fiscal 2001, NEON had one customer that represented 16% of total revenue.

Since its inception, NEON has incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. Accordingly, NEON may need to increase its annual revenue to generate operating profits. There can be no assurance in future quarters that NEON will achieve or sustain revenue growth and/or return to profitability. As a result, management believes that its cash resources may decline as a result of continuing losses from operations and incremental costs associated with the financing and acquisition.

NEON conducts its business in the United Kingdom and Germany through two wholly owned consolidated subsidiaries and revenues from these subsidiaries are denominated in local currencies. In connection with these foreign operations, NEON is exposed to foreign currency fluctuations for its net working capital positions. At that date, NEON had no material commitments that would be satisfied in currencies other than U.S. dollars. In other international markets, NEON conducts substantially all of its business through independent third-party distributors. Revenues derived from third-party distributors are denominated in U.S. dollars. Revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 28%, 14% and 16% in fiscal 2003, 2002, and 2001, respectively. Foreign currency fluctuations have not had a significant impact on NEON’s revenues or operating results. Management does not currently have an active foreign exchange hedging program; however, NEON may implement a program to mitigate foreign currency transaction risk in the future.

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

Related Party Transactions

Members of NEON’s Board of Directors and certain current and former executive officers of NEON are shareholders and/or directors in other companies with which NEON has business relationships. See Risk Factors—Some Members of Our Board of Directors and Management May have Conflicts of Interest and/or Are Interested Parties to Certain Transactions of NEON. Transactions between NEON and these other companies are described below.

NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation)

In January 1996, NEON entered into a distribution agreement with Peregrine/Bridge Transfer Corporation, a database software company whose sole stockholder is an affiliate of John J. Moores, NEON’s Chairman of the Board of Directors. PBTC subsequently changed its name to NEON Enterprise Software, Inc. (“NESI”). The distribution agreement had an initial term through January 1, 1998 and could be automatically renewed for successive one-year terms. The agreement also provided that NEON pay royalties to NESI for the license of products and for maintenance and support and upgrade services equal to 50% of the revenues received by NEON for NEON’s distribution of NESI’s only products, its Enterprise Subsystem Management products (referred to elsewhere as the ESM products). NEON also entered into a services agreement with NESI pursuant to which NESI reimbursed NEON for NESI’s share of the general and administrative expenses supplied to it by NEON. Such amounts have historically been presented as a reduction of general and administrative expenses in the accompanying consolidated financial statements. NEON revised the services agreement with NESI in October 2001, as a result of which NESI’s monthly payment to NEON declined from $30,000 per month to $5,000 per month and NEON’s services were reduced. In December 1998, NEON amended its distribution agreement with NESI and NESI granted NEON an exclusive, worldwide license to market and sublicense NESI’s ESM products in exchange for NEON’s agreement to extend the term of the agreement through March 31, 2004 and pay NESI a minimum advance royalty of $250,000 per quarter during fiscal year 2000, $500,000 per quarter during fiscal year 2001, $750,000 per quarter during fiscal year 2002, $1.0 million per quarter during fiscal year 2003, and $1.3 million per quarter during fiscal year 2004, for an aggregate payment of $15 million. Such advance royalty payments have historically been recorded by NEON as a prepaid expense and offset by 50% of NEON’s sales of NESI products. The amended distribution agreement also provided that NESI would reimburse NEON for the amount of any unearned royalty advances when the agreement terminated in 2004.

On June 30, 2002, the balance of the unearned advance payments was $3.0 million, an increase of $822,000 from March 31, 2002. Management believed that while the then-current and reasonably foreseeable business prospects for revenue received by NEON from licenses and maintenance for ESM products was expected to be sufficient to offset the unearned advance royalty payments as of June 30, 2002, these revenues did not appear to be sufficient to meet the aggregate future minimum royalties required to be paid by NEON to NESI over the term of the distribution agreement. As a result, the balance of unearned advance royalty payments was projected to increase substantially by the time the distribution agreement would terminate on March 31, 2004. On June 30, 2002, NESI’s sole source of income was the royalty payments made by NEON and NESI had a substantial negative net worth. As a result, NEON’s Board had concerns regarding NESI’s ability to repay any balance of unearned advances at the termination of the agreement in 2004.

On July 2, 2002, the independent directors of NEON authorized the officers of NEON to review the distributor relationship with NESI and to negotiate a termination of the distribution agreement. On July 24, 2002, the independent directors of NEON approved a letter of intent with proposed terms for a termination of the distribution agreement, which letter of intent was executed by NESI and NEON on such date. Pursuant to the provisions of the letter of intent and after the review and approval of the independent directors of NEON and the ratification by the full Board of Directors on August 12, 2002, NEON and NESI entered into a Termination and Customer Support Agreement dated August 14, 2002 pursuant to which the distribution agreement, the services agreement, and all other agreements between NEON and NESI were terminated effective as of August 1, 2002.

Upon the closing of the Termination and Customer Support Agreement on August 14, 2002, NESI’s right to receive from NEON, and NEON’s corresponding obligation to pay to NESI, the advance royalty payments described in the distribution agreement terminated. Additionally, NEON’s option to purchase NESI and right of first refusal under the distribution agreement also terminated. The Termination and Customer Support Agreement provides that, in consideration of NESI’s consent to terminate its existing agreements with NEON, NEON paid NESI a final cash advance of $2.2 million, which amount has been consolidated with $884,000 of the outstanding unearned royalty advance under the distribution agreement as of July 31, 2002 and the $500,000 payment with respect to the transfer of rights described below and represented by the consolidated promissory note payable to NEON in the aggregate principal amount of $3.6 million, bearing no interest to its due date of March 31, 2005. This consolidated promissory note is secured by all of the intellectual property of NESI (“NESI IP”). The Termination and Customer Support Agreement also provided that the remaining outstanding unearned royalty advance of $3.0 million as of July 31, 2002 was converted into a $3.0 million dollar convertible promissory note payable to NEON bearing no interest to its due date of March 31, 2005, which is also secured by the NESI IP. The $3.0 million convertible note is convertible by NEON, in its discretion, into equity in NESI at an agreed pre-cash valuation of $30.0 million dollars. Such conversion right will expire on the due date of the $3.0 million convertible note. Upon closing, NEON recorded the notes receivable from NESI at their estimated net present value, which was calculated at $4.3 million in aggregate. As a result of the termination agreement, NEON recorded a loss on disposal of $687,000. NEON also evaluates the NESI IP on a quarterly basis to determine the note’s net realizable value, as it is secured by the NESI IP. Accordingly, NEON will adjust the carrying value of the note if the net realizable value is determined to be below the carrying value. After March 31, 2003, NEON management had an external valuation of the note performed and determined that no further impairment of the note was required.

Pursuant to the Termination and Customer Support Agreement and an assignment executed in connection with the closing of the Termination and Customer Support Agreement and effective as of August 1, 2002, NESI was assigned all of NEON’s rights and obligations under any customer license and maintenance agreements related to the NESI software products previously marketed by NEON, including customer support obligations. In addition, the terms of the Termination and Customer Support Agreement provide that NESI offered employment to certain sales and support personnel of NEON that were assigned to market the ESM software products. The Termination and Customer Support Agreement also contemplated the resignation of Wayne E. Webb Jr. as Senior Vice President and General Counsel of NEON effective as of August 1, 2002 to focus on his role as President and CEO of NESI.

At the closing of the Termination and Customer Support Agreement, Skunkware, Inc., NESI’s sole stockholder, entered into a Subordination Agreement whereby all of the promissory notes described above from NESI to NEON were made senior in priority to all other indebtedness from NESI to Skunkware. Pursuant to the terms of the convertible promissory note and the consolidated promissory note, NESI has agreed to preserve and maintain the senior status of its indebtedness to NEON and pursuant to the Security Agreement agreed to not issue any additional debt unless such debt does not encumber the NESI IP.

In further consideration of NESI entering into the Termination and Customer Support Agreement, NEON agreed to provide NESI with administrative, accounting and legal services pursuant to the terms of a new services agreement. Such services will be provided by NEON at no cost to NESI, other than reimbursement of reasonable business expenses, for the twelve-month period beginning August 1, 2002. After the initial twelve-month period of the services agreement, NESI may elect to receive the services, at its option, for up to an additional twelve months for a fee of $10,000 per month. At the end of such additional term, or in the event NESI does not elect to continue receiving the services described above for the additional term, at the end of the initial term, NEON shall have no further obligations under the services agreement.

Additionally, in connection with the closing of the Termination and Customer Support Agreement on August 14, 2002, NEON and NESI entered into a license and distribution agreement whereby NESI agreed to market and distribute NEON’s 24x7 software product. The NEON 24x7 software product was developed by NESI as an OEM software product using the Shadow source and object code under a remarketing agreement dated January 25, 2000. This remarketing agreement provided that NEON would distribute the NEON 24x7 software product under the terms of the distributor agreement.

Finally, in connection with the closing of the Termination and Customer Support Agreement on August 14, 2002, NEON and NESI entered into a trademark license agreement granting NESI a license to use the “NEON” registered trademark in its marketing of NEON 24x7 and the ESM software products. Under the terms of this agreement, NEON granted NESI the option to acquire the “NEON” trademarks in the event that NEON discontinues its use of such marks.

NEON interlocks with NEON Enterprise Software, Inc. John J. Moores, Charles E. Noell, III and Norris van den Berg, directors of NEON, also serve as directors of NESI. Wayne E. Webb, Jr., former Senior Vice President and General Counsel of NEON, served as the Vice President and General Counsel of NESI until February of 2002, when he was appointed its President and CEO. On June 1, 2001, Mr. Webb was appointed President and Chief Executive Officer of NEON Systems, Inc., an office he held until Mr. Louis Woodhill assumed those positions on October 15, 2001. As mentioned above, on August 1, 2002 and in connection with the closing of the Termination and Customer Support Agreement described above, Mr. Webb resigned from his position as Senior Vice President and General Counsel of NEON. Through his interest in Skunkware, Inc., John J. Moores, Chairman of the NEON Board of Directors, beneficially owns approximately 90% of NESI. Through their interests in Skunkware, Inc., each of Messrs. Noell, van den Berg and Webb beneficially own approximately 1% of NESI. Additionally, Messrs. Noell, Moores and van den Berg serve as directors of Skunkware, Inc.

Scalable Software, Inc.

Scalable Software, Inc., a Houston-based provider of software solutions for IT portfolio management, is a company founded by Louis R. Woodhill, who served as NEON’s Chief Executive Officer until March 2003. Several current and former members of NEON’s Board of Directors, including Louis R. Woodhill, John J.

Moores, Peter Schaeffer, Charles E. Noell III and Jim Woodhill, have a financial interest in Scalable Software. The percentage beneficial ownership of the current and former NEON directors and executive officers that have a financial interest in Scalable Software as of March 31, 2003 is set forth below:

Name	Ownership Percentage
Jim Woodhill (former NEON director)	24%
John J. Moores (and affiliates)	24%
Louis R. Woodhill (former NEON CEO)	17%
Charles E. Noell III (and affiliates)	15%
Peter Schaeffer	2%

Total	82%

On July 17, 2001, NEON announced that it had entered into a letter of intent to acquire Scalable Software, Inc. At that time, Louis R. Woodhill, then-Chief Executive Officer of NEON, was also a director, and the President and Chief Executive Officer of Scalable Software. In connection with the letter of intent, NEON and Scalable Software entered into a Promissory Note dated July 17, 2001, which provided bridge financing to Scalable in a maximum amount of $3.0 million with a maturity date of December 31, 2001, secured by the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill. On October 17, 2001, Mr. Woodhill was asked to serve as the President and Chief Executive Officer of NEON. On November 13, 2001, the promissory note was amended to increase the maximum lending limit to $3.5 million with an original maturity date of March 31, 2002, with such increased amount also being guaranteed by Messrs. Moores, Woodhill and Woodhill. On December 21, 2001, Louis R. Woodhill and his brother Jim Woodhill, were asked to join the Board of Directors of NEON.

Due to the interests in Scalable Software of several members of NEON’s Board of Directors, the Board of Directors concluded that it would be appropriate to create a Special Committee comprised solely of independent directors who had no interest in Scalable Software to review the terms of the proposed acquisition. After thorough consideration and discussion and upon endorsement by the Special Committee, NEON’s Board of Directors approved modifications to the proposed terms and conditions for the acquisition such that the transaction would be structured as an option to acquire Scalable Software as discussed below.

NEON obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON agreed to provide bridge financing of up to $5.5 million, in addition to the $3.5 million previously loaned to Scalable Software that is secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing had a 36-month term and does not bear interest during the term of the two-year option to acquire Scalable Software. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill for the initial $3.5 million loaned to Scalable Software, the $5.5 million loan will be secured by all of the intellectual property rights of Scalable Software. NEON may exercise the option to acquire Scalable Software at any time during the two-year term, subject to provisions that require NEON to exercise its option within a 30-day window under certain circumstances or forfeit the option. If NEON exercises the option and acquires Scalable Software, each of the approximately 19.4 million outstanding shares of common stock of Scalable Software will be converted into approximately 0.135 of a share of NEON common stock and outstanding options and warrants to purchase approximately 3.0 million shares of common stock of Scalable Software will become options and warrants to purchase common stock of NEON on the same conversion basis. If Scalable Software incurs more indebtedness for borrowed money or issues more equity, the exchange ratio will be adjusted accordingly. Prior to NEON exercising the option to acquire Scalable Software, a Special Committee would be appointed to review the negotiated terms of the proposed acquisition and NEON would seek to obtain a fairness opinion regarding the transaction from a financial advisory firm. The acquisition of Scalable Software will also require approval of the stockholders of NEON and the NEON Board of Directors.

On October 16, 2002, the Board of Directors reviewed the progress of Scalable Software with respect to the timing of its anticipated break-even quarter and determined that Scalable Software may require an additional infusion of at least $500,000 in additional capital to meet its projections. In the interest of preserving NEON’s investment, the Special Committee approved an increase in the aggregate borrowing limit under the $5.5 million loan to an aggregate principal amount of $6.0 million, an increase of $500,000 in Scalable Software’s aggregate borrowing limits under its line of credit with NEON. Such increase was memorialized in an amendment to the relevant promissory notes and security agreements on December 23, 2002, and is subject in all respect to the current terms and conditions of the $5.5 million loan. It has previously been management’s belief that Scalable Software may exhaust its line of credit from NEON before it is able to generate cash from operations sufficient to sustain its operations. As of the date of this filing, Scalable has exhausted its credit facility with NEON. Scalable has asked for and received waivers of NEON’s right of first refusal with respect to additional venture capital bridge financing from JMI Services, Inc. and is currently pursuing a private placement of Convertible Preferred Stock. If Scalable Software is unable to secure such additional financing, it is management’s belief that Scalable Software could become the subject of bankruptcy proceedings. If Scalable Software is subject to bankruptcy proceedings, it is possible that the security interests held by NEON in the intellectual property of Scalable Software might be set aside, and in such event NEON could be treated as an unsecured creditor with respect to the $6.0 million loan.

As noted above, certain current and former members of NEON’s board of directors and executive officers also serve or did serve as directors and executive officers of Scalable Software and claim beneficial ownership of approximately 82% of Scalable’s common stock. In addition, NEON has an option to acquire all of the outstanding shares of Scalable Software and is Scalable’s primary creditor. Therefore, NEON determined that it had effective control of Scalable Software while it was advancing funds to Scalable and accounted for its investment in Scalable Software using the modified equity method of accounting. Under this method of accounting, NEON recognized 100% of Scalable Software’s losses to the extent of advances made in excess of the guaranteed amount. As of March 31, 2003, NEON had made total advances of $9.5 million to Scalable Software (including $6.0 million of unguaranteed advances) and recognized cumulative losses of $5.6 million, of which $3.5 million were recorded during fiscal 2003. As NEON does not currently intend to advance any additional funds to Scalable at this time, we do not currently foresee the recognition of any additional losses attributable to Scalable Software. Due to the uncertainties regarding NEON’s ultimate ability to recover any unguaranteed advances to Scalable Software, NEON has decided not to record the carrying value of its net advance to Scalable Software above the guaranteed amount. Accordingly, for fiscal 2003, NEON recorded a valuation allowance of $378,000 against the Scalable note receivable, reducing the carrying value of the note receivable to the $3.5 million guaranteed amount.

Sheer Genius Software, Inc.

On January 3, 2002, NEON entered into a services agreement with Sheer Genius Software, Inc. of Austin, Texas, a company owned by Jim Woodhill. Jim Woodhill was a member of NEON’s Board of Directors at such time. Also, JMI Services, Inc., a private company owned by John J. Moores, NEON’s Chairman, is a creditor of Sheer Genius. Under the first project description negotiated for such services agreement, Sheer Genius provided development services to NEON on a budgeted time and materials basis and delivered fixed deliverables consisting primarily of developed source code. The term of the initial project description was six months and the aggregate fees were $480,000. This agreement was extended by the Board for an additional three months with additional aggregate fees of $300,000. On October 16, 2002, the Board determined that the Services Agreement with Sheer Genius should be extended on a month-to-month basis. On May 20, 2003, NEON terminated the Agreement with Sheer Genius and will continue such development efforts internally. All fees under the arrangement were expensed as incurred and included in research and development. While NEON was Sheer Genius’ sole source of income, it was free to solicit other customers. Under the services agreement, all intellectual property created by Sheer Genius in the course of performing the services is owned by NEON. Sheer Genius received a license back of such intellectual property for limited use in the development by Sheer Genius of software that does not compete with software distributed by NEON. The Board of Directors reviewed the terms of the services agreement and project description and approved such agreements following disclosure of the interest of its officers and directors associated with Sheer Genius. For the year ended March 31, 2003, NEON paid $900,000 to Sheer Genius Software for services fees. As of the date of termination of the Services agreement with Sheer Genius, NEON had paid services fees in aggregate amount of $1.3 million.

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

Capitalized Software Costs

NEON follows SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Research and development expenditures have been charged to operations as incurred. No such costs have been capitalized to date.

Allowance for Doubtful Accounts Receivable

As a part of its normal accounting procedures, NEON evaluates outstanding accounts receivable to estimate whether they will be collected. This is a subjective process that involves making judgments about our customers’ ability and willingness to pay these accounts. An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance that we believe will be collected. In estimating the appropriate balance for this allowance, we consider (1) specific reserves for accounts we believe may prove to be uncollectible and (2) additional reserves, based on historical collections, for the remainder of our accounts. Additions to the allowance for doubtful accounts are charged to operating expenses, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. If NEON’s estimate of uncollectible accounts should prove to be inaccurate at some future date, the results of operations for the period could be materially affected by any necessary correction to the allowance for doubtful accounts.

Deferred Income Taxes

NEON records deferred income tax assets and liabilities on its balance sheet related to events that impact its financial statements and tax returns in different periods. In order to compute these deferred tax balances, NEON first analyzes the differences between the book basis and tax basis of its assets and liabilities (referred to as “temporary differences”). These temporary differences are then multiplied by current tax rates to arrive at the balances for the deferred income tax assets and liabilities. If deferred tax assets exceed deferred tax liabilities, NEON must estimate whether those net deferred asset amounts will be realized in the future. A valuation allowance is then provided for the net deferred asset amounts that are not likely to be realized.

The change in NEON’s net deferred income tax balances during a period results in a deferred income tax provision or benefit in its statement of operations. If NEON’s expectations about the future tax consequences of past events should prove to be inaccurate, the balances of its deferred income tax assets and liabilities could require significant adjustments in future periods. Such adjustments could cause a material effect on NEON’s results of operations for the period of the adjustment.

Accounting for Advances to Scalable Software

As discussed more fully in “Related Party Transactions” above, certain members of NEON’s board of directors and executive officers also serve as directors and executive officers of Scalable Software and claim beneficial ownership of approximately 82% of Scalable’s common stock. In addition, NEON has an option to acquire all of the outstanding shares of Scalable Software and during fiscal year 2003 provided Scalable’s primary financing for its operations. Therefore, NEON determined that it has effective control of Scalable Software and began accounting for its investment in Scalable Software using the modified equity method of accounting. Under this method of accounting, NEON recognizes 100% of Scalable Software’s losses to the extent of its advances made to Scalable Software in excess of the amounts guaranteed by Messrs. Moores, Woodhill and Woodhill.

Results of Operations

The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

	Years Ended March 31,
	2003	2002	2001
Revenues:
License	42.3%	56.1%	67.0%
Maintenance	57.7	43.9	33.0

Total revenue	100.0	100.0	100.0
Cost of revenues:
Cost of license	6.6	14.1	9.3
Cost of maintenance	10.7	9.9	8.9

Total cost of revenues	17.3	24.0	18.2

Gross profit	82.7	76.0	81.8
Operating expenses:
Sales and marketing	66.9	62.4	58.7
Research and development	30.4	28.2	31.3
General and administrative	34.1	23.8	33.6
Restructuring costs	16.4	4.2	—
Impairment of intangibles	7.7	—	—
Loss on disposals	3.7	—	—
Asset write-down charges	—	4.1	—
Amortization of goodwill	—	2.2	1.8

Total operating expenses	159.2	124.9	125.4

Operating loss	(76.5)	(48.9)	(43.6)
Interest and other income, net	2.3	5.6	9.3
Equity loss in affiliate	(19.0)	(9.8)	—
Gain from settlement of litigation	—	43.1	—
Valuation allowance of note receivable	(2.0)	(9.3)	—

Loss before provision for income taxes and cumulative effect of change in accounting principle	(95.2)	(19.3)	(34.3)
Benefit (provision) for income taxes	(1.0)	—	7.1

Net loss before cumulative effect of change in
accounting principle	(96.2)	(19.3)	(27.2)

Cumulative effect of change in accounting principle	(5.6)	—	—

Net loss	(101.8)%	(19.3)%	(27.2)%

Fiscal Years Ended March 31, 2003, 2002 and 2001

Revenues

License revenues were $7.9 million, $12.0 million, and $17.8 million in fiscal 2003, 2002 and 2001, respectively, representing period-to-period declines of 34% and 33% for fiscal 2003 and 2002, respectively. The decrease in license revenues in fiscal 2003 from fiscal 2002 of $4.1 million was due to NEON’s termination of the NESI distribution agreement in August 2002, effectively exiting the ESM market, and NEON’s phasing out of the iWave product line during the year, combined with the expiration of a two-year software distribution agreement with BMC Software in September 2001. License revenue decreased $5.8 million in fiscal

2002 from fiscal 2001 and was due to an overall weakness in the mainframe software market as well as a reduction in revenue associated with the BMC distribution agreement. For fiscal 2002 and 2001, respectively, license revenues included $2.2 million and $4.4 million of revenue under the BMC Software distribution agreement entered in connection with NEON’s settlement of a lawsuit originally filed by BMC Software.

Maintenance revenues were $10.7 million, $9.4 million, and $8.8 million, in fiscal 2003, 2002 and 2001, respectively, representing period-to-period increases of 14% and 7% for the fiscal 2003 and 2002 periods. These increases resulted from growth of NEON’s cumulative installed customer base combined with annual increases in maintenance renewal fees.

Cost of Revenues

Cost of license revenues primarily consists of amortization charges associated with acquired product technology and royalty payments to third parties. Cost of license revenues was $1.2 million, $3.0 million, and $2.5 million, in fiscal 2003, 2002 and 2001, respectively, representing 15%, 25%, and 14% of total license revenues in the respective periods. The fiscal 2003 reduction in cost of license revenues was primarily due to lower product royalty payments associated with the termination of the NESI distribution agreement in August 2002. See Related Party Transactions and Note 4 to NEON’s consolidated financial statements. The increase in fiscal 2002 was due to greater royalty payments to NESI as a result of increased sales of the ESM products. Cost of licenses increased as a percentage of license revenue during fiscal 2002 as NEON’s ESM products accounted for a greater percentage of the sales mix in fiscal 2002 than in fiscal 2001.

Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance was $2.0 million, $2.1 million, and $2.4 million in fiscal 2003, 2002 and 2001, respectively, representing 19%, 22%, and 27% of total maintenance revenues in the respective periods. The decrease in cost of maintenance revenue as a percentage of maintenance revenue was due to the cumulative growth in NEON’s customer base and annual increases in maintenance fees.

Operating Expenses

Sales and marketing expenses include personnel costs, sales commissions and travel expenses of sales, presales support and marketing personnel, along with trade show participation and other promotional expenses. Sales and marketing expenses were $12.4 million, $13.4 million, and $15.6 million in fiscal 2003, 2002 and 2001, respectively, representing 67%, 62% and 59% of total revenue in the respective periods. The reduction in sales and marketing expenses in fiscal 2003 from fiscal 2002 was primarily due to lower personnel costs associated with headcount reductions during fiscal 2003, combined with lower promotional marketing costs, as NEON reduced the scope of its iWave product operations and exited the ESM market. The decline in sales and marketing in fiscal 2002 from fiscal 2001 was primarily due to decreases in travel costs and marketing activities such as trade shows and advertisements as well as decreased commissions related to lower sales.

Research and development expenses primarily include personnel costs associated with NEON’s product development staff. Research and development expenses were $5.6 million, $6.0 million, and $8.3 million in fiscal 2003, 2002 and 2001, respectively, representing 30%, 28% and 31% of total revenues in each of the respective periods. The decreases in fiscal 2003 and 2002 were primarily attributed to the reduction in scope of NEON’s iWave product operations, which resulted in the closure of its North Carolina development facility in June 2001. During fiscal 2003, this reduction was partially offset by contract development fees paid to Sheer Genius Software, Inc. See “Related Party Transactions.”

General and administrative expenses include personnel and other costs associated with NEON’s executive, financial, legal and administrative functions. General and administrative expenses were $6.3 million, $5.1 million, and $4.5 million (excluding $4.5 million from nonrecurring charges during fiscal 2001) in fiscal 2003, 2002 and 2001, respectively, representing 34%, 24%, and 17% of total revenues of the respective periods. The increase in general and administrative expenses from fiscal 2002 to fiscal 2003 is primarily due to a $959,000 nonrecurring charge related to excess depreciation expense incurred as a result of a change in the estimated lives of certain fixed assets. The nonrecurring charges in fiscal 2001 consisted of $3.8 million for charges related to the departure of certain executives, a $400,000 charge for the cost of strategic consulting projects and a $250,000 realized foreign currency loss. The dollar increase from fiscal 2001 to fiscal 2002, excluding nonrecurring charges, is primarily from increases in office occupancy costs, related office expansion expenses and increases in personnel costs.

During the year ended March 31, 2003, NEON incurred restructuring charges of $3.0 million. The charges primarily relate to future losses due to the abandonment of leased facilities associated with a corporate reorganization as well as severance and non-cash stock compensation costs related with the termination of the distribution agreement with NESI. The Company has not been able to sublease the abandoned facilities and therefore, has accrued the full amount of the future lease commitments. If the Company is able to sublease these facilities in the future, it may result in a reversal of this accrual. During fiscal 2002, NEON recorded a restructuring charge of $908,000. These charges related to reductions in the Company’s cost structure and corporate reorganization, including reductions in force resulting in severance charges of $570,000 and losses from lease commitments of $338,000 due to the abandonment of certain leased facilities.

During fiscal 2003, NEON performed impairment tests on its intangible assets related to the intellectual property acquired from Sterling Software in October 2000 (“iWave IP”) and the goodwill related to the September 1999 acquisition of Beyond Software, Inc. (“BSI”). As a result, NEON recorded impairment charges of $1.4 million during the year. The impairment charges primarily relate to the reduction in carrying value of its iWave IP, as NEON adjusted the estimated future cash flows attributable to the assets due to lower than expected operating performance and changes in the future operating strategies related to this product. See Note 1 to NEON’s consolidated financial statements.

During fiscal 2003, NEON recorded a $687,000 loss associated with the termination of the NESI distribution agreement. See Note 4 to NEON’s consolidated financial statements.

NEON recorded non-cash charges of $887,000 during fiscal 2002 related to the write-down of pre-paid royalties and other assets.

Effective fiscal 2003, under SFAS No. 142, NEON no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead will test those assets for impairment at least annually. Amortization expense of $478,000 related to the acquisition of BSI was recognized in each of fiscal 2002 and 2001.

Interest and other income, net was $431,000 million, $1.2 million, and $2.5 million for the fiscal years ended March 31, 2003, 2002, and 2001, respectively. The reduction in interest income was due to lower available cash balances combined with a decline in interest rates.

NEON accounts for its investment in Scalable Software using the modified equity method of accounting. Under this method, NEON recognizes 100% of Scalable Software’s income or loss to the extent of advances made in excess of the guaranteed amount. NEON recorded an equity loss of $3.5 million and $2.1 million in fiscal 2003 and 2002, respectively. In fiscal 2003, NEON recorded a valuation allowance of $378,000 against the Scalable note receivable to write-down the outstanding balance of the note to the guaranteed amount. See Note 4 to NEON’s consolidated financial statements.

During the fiscal year ending 2002, NEON resolved its trademark litigation with New Era of Networks, and as a result NEON received a cash payment of approximately $9.3 million, net of attorney fees. See note 5 to NEON’s consolidated financial statements.

During fiscal 2003, NEON recorded a net $194,000 provision for income taxes due to establishing a reserve for the deferred tax asset. There was no benefit (provision) for income taxes in fiscal 2002, due to the recording of a valuation allowance against all tax benefits arising from NEON’s operating losses. NEON recorded a tax benefit for fiscal 2001 using the effective income tax rate of 21%. As of March 31, 2003, NEON had a net operating loss carry-forward for income tax purposes of approximately $21.7 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in the tax year 2020.

Under the transition provision of SFAS No. 142, NEON tested the goodwill balances associated with the September 1999 acquisition of BSI for impairment by comparing the fair value of BSI to its carrying value. Fair value was determined after considering changes in operational strategies and plans, as well as assumptions regarding the potential future cash flows from the acquired assets. As a result, NEON determined that the carrying value of the goodwill related to the BSI acquisition had been impaired by $1.0 million, which is shown as a cumulative effect of a change in accounting principle as of April 1, 2002.

Liquidity and Capital Resources

NEON’s cash and cash equivalent balance was $19.8 million and $34.5 million at March 31, 2003 and 2002, respectively. The decrease is due primarily to operating losses, loan advances to Scalable Software, and advanced royalty payments and other advances to NESI. See “Related Party Transactions” and Note 4 to NEON’s consolidated financial statements.

Net cash used in operating activities was $8.7 million in fiscal 2003 and was primarily due to NEON’s operating losses. Net cash provided by operating activities in fiscal 2002 and 2001 was $2.0 million and $3.3 million, respectively. The funds provided in fiscal 2002 resulted primarily from the proceeds of the settlement of its lawsuit against New Era of Networks offset by operational losses. The funds provided in fiscal 2001 resulted primarily from operating income.

Net cash used in investing activities was $6.2 million and, $7.7 million in fiscal 2003 and 2002, respectively. The funds used in fiscal 2003 resulted primarily from the loan advances made to Scalable Software and NESI. The funds used in fiscal 2002 resulted primarily from the loan advances made to Scalable Software. See “Related Party Transactions” and Note 4 to NEON’s consolidated financial statements. Net cash provided by investing activities in fiscal 2001 resulted primarily from maturities of short-term and long-term marketable securities partially offset by purchases of property and equipment and the $1 million payment to complete the acquisition of the iWave IP. As of March 31, 2003, NEON had no material commitment for capital expenditures or any further commitments to advance funds to Scalable Software or NESI.

NEON’s net cash provided by financing activities was $30,000 and $241,000 in fiscal 2003 and 2001, respectively, primarily related to exercises of employee stock options. Net cash used in fiscal 2002 was $2.5 million and primarily resulted from the repurchase of common stock by NEON in December of 2001. See Note 8 to NEON’s consolidated financial statements.

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

The following table summarizes our contractual cash obligations as of March 31, 2003 (in thousands):

	Fiscal Year Ending March 31,
	2004	2005	2006	2007	2008	Thereafter	Totals
Operating Leases	$1,386	$1,356	$309	$299	$299	$572	$4,221
Employment Agreements (a)	132	139	143	—	—	—	414

Total	$1,518	$1,495	$452	$299	$299	$572	$4,635

(a)	On March 29, 2002, NEON entered into an agreement with Mark Cresswell and Peter Cook, as Principals of Lakeview Advisors Corporations (BV1) Limited, to pay Messrs. Cresswell and Cook up to $600,000 to be paid on a quarterly basis over the course of 48 months. The payments to Messrs. Cresswell and Cook are contingent upon and related to their continued employment with NEON. Should either Mr. Cresswell or Mr. Cook leave the employment of NEON, other than being terminated without cause, NEON would be required to only make one final payment of $50,000, with no additional amounts due under the Agreement.

New Accounting Pronouncements

NEON adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective April 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. Under SFAS No. 142, NEON no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead will test those assets for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over such lives to their estimated residual values. As of the date of adoption of SFAS Nos. 141 and 142, the Company’s unamortized goodwill in the amount of $1.2 million, was subject to transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $478,000 for the years ended March 31, 2002 and 2001.

Under the transition provision of SFAS No. 142, NEON tested the goodwill balances associated with the September 1999 acquisition of BSI for impairment by comparing the fair value of BSI to its carrying value. Fair value was determined after considering changes in operational strategies and plans, as well as assumptions regarding the potential future cash flows from the acquired assets. As a result, NEON determined that the carrying value of the goodwill related to the BSI acquisition had been impaired by $1.0 million, which is shown as a cumulative effect of a change in accounting principle as of April 1, 2002. This impairment charge resulted in a net carrying value of $150,000, which was subsequently written off to impairment charges as of March 31, 2003.

The pro-forma effects of the adoption of SFAS No. 142 on net loss and loss per share for NEON for the fiscal years ended March 31, is as follows (in thousands, except per share data):

	Years Ended March 31,
	2003	2002	2001
Net loss as reported	$(18,915)	$(4,133)	$(7,245)
Add back: Cumulative effect of change in accounting principle	1,043	—	—
Add back: Amortization of goodwill	—	478	478

Adjusted net loss	$(17,872)	$(3,655)	$(6,767)

Loss per share—Basic:
Loss per share, as reported	$(2.17)	$(0.44)	$(0.77)
Add back: Cumulative effect of change in accounting principle	0.12	—	—
Add back: Amortization of goodwill	—	0.05	0.05

Pro forma loss per share	$(2.05)	$(0.39)	$(0.72)

Loss per share—Diluted:
Loss per share as reported	$(2.17)	$(0.44)	$(0.77)
Add back: Cumulative effect of change in accounting principle	0.12	—	—
Add back: Amortization of Goodwill	—	0.05	0.05

Pro forma loss per share	$(2.05)	$(0.39)	$(0.72)

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. NEON adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the NEON’s consolidated financial statements.

NEON adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective April 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains many of its fundamental provisions. SFAS No. 144 clarifies certain measurement and classifications issues from SFAS No. 121. In addition, SFAS No. 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the basic requirements in APB Opinion No. 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS No. 144 excludes goodwill. The adoption of SFAS No. 144 did not have a material impact on NEON’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 will be effective for the fiscal year beginning April 1, 2003. NEON does not anticipate that the adoption of SFAS No. 145 will have a material impact on NEON’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefit and Other Costs to Exit an Activity (in Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal of activities that are initiated after December 31, 2002. NEON adopted the requirements of SFAS No. 146 as of January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. NEON adopted the disclosure requirements of SFAS No. 148 and those disclosures are included in the notes to NEON’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. Interpretation No. 45 will be effective for the fiscal year beginning April 1, 2003. NEON does not anticipate that the adoption of FASB Interpretation No. 45 will have a material impact on NEON’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on NEON’s consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. NEON does not believe that the adoption of this Statement will have a material effect on the results of operations or financial position of the Company.

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. NEON will adopt the provisions of the Statement on July 1, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on NEON’s consolidated financial statements.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

NEON is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments.

The majority of NEON’s foreign currency transactions are denominated in the British pound sterling, which is the functional currency of NEON Systems (UK) Ltd. As sales contracts are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized to foreign currency translation adjustments. NEON does not currently hedge against foreign currency translation risks and believes that foreign currency exchange risk is not significant to its operations.

NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $19.8 million at March 31, 2003, and were invested in different types of short-term low-risk securities. NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2003.

NEON conducts its business in the United Kingdom and Germany through two wholly owned consolidated subsidiaries and revenues from these subsidiaries are denominated in local currencies. In connection with these foreign operations, NEON is exposed to foreign currency fluctuations for its net working capital positions. At that date, NEON had no material commitments that would be satisfied in currencies other than U.S. dollars. In other international markets, NEON conducts substantially all of its business through independent third-party distributors. Revenues derived from third-party distributors are denominated in U.S. dollars. Revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 28%, 14% and 16% in fiscal 2003, 2002, and 2001, respectively. Foreign currency fluctuations have not had a significant impact on NEON’s revenues or operating results. Management does not currently have an active foreign exchange hedging program; however, NEON may implement a program to mitigate foreign currency transaction risk in the future.

Item 8.    Consolidated Financial Statements and Supplementary Data

NEON SYSTEMS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

NEON Systems, Inc.:

We have audited the accompanying consolidated balance sheets of NEON Systems, Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEON Systems, Inc. and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on April 1, 2002.

KPMG LLP

Houston, Texas

May 2, 2003

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of March 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$19,791	$34,506
Accounts receivable, net of allowance for doubtful accounts of $303 and $189	3,443	4,464
Deferred income tax	—	608
Tax receivable	1,311	1,054
Other current assets	655	1,191
Pre-paid royalty (related party, Note 4)	—	2,128

Total current assets	25,200	43,951

Property and equipment, net	839	2,171
Note receivable, net (related parties, Note 4)	7,760	3,702
Intangible assets, net of accumulated amortization of $200 and $3,061	300	3,713
Other assets	215	63

Total assets	$34,314	$53,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$424	$297
Accrued expenses	2,116	2,204
Deferred revenue	6,086	8,174

Total current liabilities	8,626	10,675

Accrued restructuring expenses—long term	1,297	—

Total liabilities	9,923	10,675

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2003 and 2002, respectively	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 8,764,427 and 8,674,953 shares issued and outstanding at March 31, 2003 and 2002, respectively	97	96
Additional paid-in-capital	51,585	51,233
Treasury stock, 913,400 shares at cost	(2,649)	(2,649)
Accumulated other comprehensive loss	(473)	(475)
Unearned portion of deferred compensation	—	(26)
Accumulated deficit	(24,169)	(5,254)

Total stockholders’ equity	24,391	42,925

Commitments and contingencies (Note 5)
Total liabilities and stockholders’ equity	$34,314	$53,600

See Accompanying Notes to Consolidated Financial Statements.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended March 31,
	2003	2002	2001
Revenues:
License	$7,856	$12,021	$17,826
Maintenance	10,720	9,414	8,798

Total revenues	18,576	21,435	26,624

Cost of revenues:
Cost of licenses	1,231	3,022	2,471
Cost of maintenance	1,977	2,115	2,365

Total cost of revenues	3,208	5,137	4,836

Gross profit	15,368	16,298	21,788
Operating expenses:
Sales and marketing	12,422	13,368	15,639
Research and development	5,648	6,046	8,329
General and administrative	6,332	5,097	8,957
Restructuring costs	3,046	908	—
Impairment of intangibles	1,439	—	—
Loss on disposal	687	—	—
Asset write-down charges	—	887	—
Amortization of goodwill	—	478	478

Total operating expenses	29,574	26,784	33,403

Operating loss	(14,206)	(10,486)	(11,615)
Interest and other income, net	431	1,190	2,486
Equity loss in affiliate	(3,525)	(2,097)	—
Gain from settlement of litigation	—	9,260	—
Valuation allowance of note receivable	(378)	(2,000)	—

Loss before provision for income taxes and cumulative effect of change in accounting principle	(17,678)	(4,133)	(9,129)
Benefit (provision) for income taxes	(194)	—	1,884

Net loss before cumulative effect of change in accounting principle	(17,872)	(4,133)	(7,245)
Cumulative effect of change in accounting principle	(1,043)	—	—

Net loss	$(18,915)	$(4,133)	$(7,245)

Losses per common share:
Basic and diluted	$(2.17)	$(0.44)	$(0.77)

Shares used in computing losses per common share:
Basic and diluted	8,721	9,325	9,432

See Accompanying Notes to Consolidated Financial Statements.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Unearned Portion Of Deferred Compensation	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance at March 31, 2000	$90	$46,698	$—	$(155)	$(899)	$6,124	$51,858
Comprehensive loss:
Net loss	—	—	—	—	—	(7,245)	(7,245)
Unrealized security gains	—	—	—	61	—	—	61
Foreign currency translation loss	—	—	—	(329)	—	—	(329)

Total comprehensive loss	—	—	—	—	—	—	(7,513)
Exercise of stock options	5	236	—	—	—	—	241
Compensation related to changes to previously granted options	—	3,149	—	—	—	—	3,149
Tax benefit related to exercise of stock options	—	1,096	—	—	—	—	1,096
Amortization of deferred stock compensation	—	—	—	—	483	—	483
Deferred compensation related to restricted stock grants	—	509	—	—	(509)	—	—
Deferred compensation related to options granted	—	(138)	—	—	138	—	—

Balance at March 31, 2001	$95	$51,550	$—	$(423)	$(787)	$(1,121)	$49,314

Comprehensive loss:
Net loss	—	—	—	—	—	(4,133)	(4,133)
Unrealized security (loss)	—	—	—	(15)	—	—	(15)
Foreign currency translation loss	—	—	—	(37)	—	—	(37)

Total comprehensive loss	—	—	—	—	—	—	(4,185)
Exercise of stock options	1	103	—	—	—	—	104
Stock repurchase	—	—	(2,649)	—	—	—	(2,649)
Amortization of deferred stock compensation	—	—	—	—	341	—	341
Deferred compensation related to restricted stock grants	—	(420)	—	—	420	—	—

Balance at March 31, 2002	$96	$51,233	$(2,649)	$(475)	$(26)	$(5,254)	$42,925

Comprehensive loss:
Net loss	—	—	—	—	—	(18,915)	(18,915)
Foreign currency translation gain	—	—	—	2	—	—	2

Total comprehensive loss	—	—	—	—	—	—	(18,913)
Exercise of stock options	1	29	—	—	—	—	30
Amortization of deferred stock compensation	—	—	—	—	26	—	26
Non-cash compensation charges	—	323	—	—	—	—	323

Balance at March 31, 2003	$97	$51,585	$(2,649)	$(473)	$—	$(24,169)	$24,391

See Accompanying Notes to Consolidated Financial Statements.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended March 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net loss	$(18,915)	$(4,133)	$(7,245)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,591	2,144	1,147
Cumulative effect of change in accounting principle	1,043	—	—
Deferred tax benefit	608	—	105
Non-cash compensation expense	349	341	3,632
Amortization of goodwill	—	478	478
Asset write-down charges	—	2,887	—
Impairment of intangibles	1,439	—	—
Equity loss in affiliate	3,525	2,098	—
Valuation allowance on accounts receivable	114	—	—
Valuation allowance on note receivable	378	—	—
Loss on disposal	687	—	—
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	1,378	1,419	3,207
Pre-paid royalty (related party, Note 4)	(1,756)	(890)	(618)
Other current assets	211	(279)	(795)
Other assets	6	28	(552)
Accrued expenses	972	(2,996)	4,231
Accounts payable	141	(1,090)	(678)
Tax receivable	(244)	1,338	(1,614)
Deferred revenue	(1,249)	692	1,966

Net cash provided by (used in) operating activities	(8,722)	2,037	3,264

Cash Flows From Investing Activities:
Purchase of property and equipment	(378)	(748)	(951)
Disposal of fixed assets	117	—	—
Advances to NESI (related party, Note 4)	(2,200)	—	—
Advances to Scalable Software (related party, Note 4)	(3,700)	(5,800)	—
Acquisition of intangibles	—	—	(1,000)
Maturities of marketable securities	—	820	3,864
Advances to Enterworks	—	(2,000)	—

Net cash provided by (used in) investing activities	(6,161)	(7,728)	1,913

Cash Flows From Financing Activities:
Proceeds from exercises of stock options	30	103	241
Stock repurchase	—	(2,649)	—

Net cash provided by (used in) financing activities	30	(2,546)	241

Net increase (decrease) in cash and cash equivalents	(14,853)	(8,237)	5,418
Effect of exchange rates on cash	138	(31)	236
Cash and cash equivalents at beginning of year	34,506	42,774	37,120

Cash and cash equivalents at end of year	$19,791	$34,506	$42,774

Cash refunded during the year for income taxes	$—	$(1,489)	$—

Cash paid during the year for interest	$—	$1	$6

See Accompanying Notes to Consolidated Financial Statements.

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

NEON Systems, Inc. and its subsidiaries (collectively, “NEON”) develops, markets and supports software products for the IBM mainframe platform. NEON’s primary product group, the Shadow products, provide access and integration of IBM mainframe data and applications from standard application client environments, including the Internet, application platforms, and client/server systems.

Basis of Consolidation of Financial Statements

The consolidated financial statements include the financial statements of NEON Systems, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Estimates

The preparation of the consolidated financial statements requires management of NEON to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment; valuation allowances for receivables, accruals for restructuring, and deferred income tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents of $19.8 million and $34.5 million at March 31, 2003 and 2002, respectively, consist of interest-bearing deposits and securities with an initial term of less than three months. For purposes of the consolidated statements of cash flows, NEON considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is NEON’s best estimate of the amount of probable credit losses in the existing accounts receivable. NEON determines the allowance based on historical write-off experience. NEON reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. NEON does not have any off-balance-sheet credit exposure related to its customers.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on the straight-line method for property and equipment over the estimated useful lives of the assets, generally three to seven years, of the various classes

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of property. Total depreciation for the years ended March 31, 2003, 2002 and 2001 was $1.7 million, $781,000 and $727,000, respectively, which was recorded in general and administrative expense each year.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets, of businesses acquired. NEON adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets as of April 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over the respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Preferred Stock

NEON’s Board of Directors has the authority, without further action by the stockholders, to issue up to 10.0 million shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by stockholders.

Foreign Currency Translation

For NEON’s international subsidiaries, the functional currencies are the British pound, the Euro and the Australian dollar. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates prevailing during the period. The adjustments resulting from translating the financial statements of the international subsidiaries are reflected as a cumulative translation adjustment included in stockholders’ equity as a component of accumulated other comprehensive loss.

Deferred Compensation

During the twelve months prior to NEON’s initial public offering on March 5, 1999, NEON granted stock options at prices subsequently considered below the then-fair value of the underlying stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million, which is amortizable to expense over the vesting period of the granted options. In addition, during the fiscal year ended March 31, 2001, NEON took charges of $3.2 million related to changes made to options previously granted to the former chief executive officer and chief financial officer upon their resignations in December and October 2000, respectively. These charges were based on the fair value of those options at the date of the modification and are non-cash in nature.

The deferred compensation balance was reduced by $0, $420,000, and $138,000 during fiscal 2003, 2002, and 2001, respectively, due to the cancellation of restricted stock awards and options associated with terminated employees. NEON has recognized $26,000, $331,000, and $408,000 in fiscal 2003, 2002, and 2001, respectively, in amortization of non-cash deferred compensation expense associated with the initial public offering. During fiscal 2003, 2002, and 2001, NEON amortized $0, $10,000 and $75,000, respectively, in deferred compensation related to the restricted stock granted to an executive officer. During fiscal 2003, NEON had non-cash compensation expense of $323,000 related to modification of certain stock option extensions.

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Research and Product Development Costs

Research and development costs are charged to expense as incurred. Software development costs that qualify for capitalization under Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting For The Costs Of Computer Software To Be Sold, Leased, Or Otherwise Marketed, are evaluated for recoverability by NEON. No such costs have been capitalized to date, as the impact on the financial statements would be insignificant because the time between a product meeting the definition of technological feasibility and ready to market is very short.

Income Taxes

NEON accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in NEON’s financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

Comprehensive Income

NEON adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), Comprehensive Income, beginning with NEON’s first quarter of fiscal year 1999. The components of comprehensive income include net income, foreign currency translation gains and losses, and unrealized gains and losses on debt securities. During fiscal year ended March 31, 2003, all of the other comprehensive loss related to foreign currency translation losses.

Per Share Information

Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options and convertible preferred stock for the diluted computation.

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows (in thousands, except per share data):

	Years Ended March 31,
	2003	2002	2001
Net loss before cumulative effect of change in accounting principle	$(17,872)	$(4,133)	$(7,245)
Cumulative effect of change in accounting principle	(1,043)	—	—

Net loss	$(18,915)	$(4,133)	$(7,245)

Weighted average of common shares outstanding during the period:
Basic	8,721	9,325	9,432
Dilutive stock options	—	—	—

Diluted	8,721	9,325	9,432

Loss per common share—basic and diluted:
Net loss before cumulative effort of change in accounting principle	$(2.05)	$(0.44)	$(0.77)
Cumulative effect of change in accounting principle	(0.12)	—	—

Net loss	$(2.17)	$(0.44)	$(0.77)

Outstanding options to purchase 3.0 million, 2.8 million and 2.6 million shares of common stock were excluded from the respective computation of diluted earnings per share for the years ended March 31, 2003, 2002 and 2001, respectively, as NEON had a loss for these three periods.

Employee Stock-Based Compensation

NEON applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting For Stock Issued To Employees, and related interpretations. As such, compensation expense has been recorded on the date of grant only if the estimated value of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting For Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. NEON has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Years Ended March 31,
	2003	2002	2001
Net loss, as reported	$(18,915)	$(4,133)	$(7,245)
Add stock-based employee compensation expense included in reported net loss	349	341	3,632
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	3,147	2,955	11,536

Pro forma net loss	$(21,713)	$(6,747)	$(15,149)

Basic loss per share:
As reported	$(2.17)	$(0.44)	$(0.77)

Pro forma	$(2.49)	$(0.72)	$(1.61)

Diluted loss per share:
As reported	$(2.17)	$(0.44)	$(0.77)

Pro forma	$(2.49)	$(0.72)	$(1.61)

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

New Accounting Pronouncements

NEON adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective April 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. Under SFAS No. 142, NEON no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead will test those assets for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over such lives to their estimated residual values. As of the date of adoption of SFAS Nos. 141 and 142, the Company’s unamortized goodwill in the amount of $1.2 million, was subject to transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $478,000 and $478,000 for the years ended March 31, 2002 and 2001, respectively.

Under the transition provision of SFAS No. 142, NEON tested the goodwill balances associated with the September 1999 acquisition of Beyond Software, Inc. (“BSI”) for impairment by comparing the fair value of BSI to its carrying value. Fair value was determined after considering changes in operational strategies and plans, as well as assumptions regarding the potential future cash flows from the acquired assets. As a result, NEON determined that the carrying value of the goodwill related to the BSI acquisition had been impaired by $1.0 million, which is shown as a cumulative effect of a change in accounting principle as of April 1, 2002. This impairment charge resulted in a net carrying value of $150,000, which was subsequently written off to impairment charges as of March 31, 2003.

The pro-forma effects of the adoption of SFAS No. 142 on net loss and loss per share for NEON for the fiscal years ended March 31, is as follows (in thousands, except per share data):

	Years Ended March 31,
	2003	2002	2001
Net loss as reported	$(18,915)	$(4,133)	$(7,245)
Add back: Cumulative effect of change in accounting principle	1,043	—	—
Add back: Amortization of goodwill	—	478	478

Adjusted net loss	$(17,872)	$(3,655)	$(6,767)

Loss per share—Basic:
Loss per share, as reported	$(2.17)	$(0.44)	$(0.77)
Add back: Cumulative effect of change in accounting principle	0.12	—	—
Add back: Amortization of Goodwill	—	0.05	0.05

Pro forma loss per share	$(2.05)	$(0.39)	$(0.72)

Loss per share—Diluted:
Loss per share as reported	$(2.17)	$(0.44)	$(0.77)
Add back: Cumulative effect of change in accounting principle	0.12	—	—
Add back: Amortization of Goodwill	—	0.05	0.05

Pro forma loss per share	$(2.05)	$(0.39)	$(0.72)

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. NEON adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the NEON’s consolidated financial statements.

NEON adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective April 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains many of its fundamental provisions. SFAS No. 144 clarifies certain measurement and classifications issues from SFAS No. 121. In addition, SFAS No. 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the basic requirements in APB Opinion No. 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS No. 144 excludes goodwill. The adoption of SFAS No. 144 did not have a material impact on NEON’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 will be effective for the fiscal year beginning April 1, 2003. NEON does not anticipate that the adoption of SFAS No. 145 will have a material impact on NEON’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefit and Other Costs to Exit an Activity (in Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal of activities that are initiated after December 31, 2002. NEON adopted the requirements of SFAS No. 146 as of January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. NEON adopted the disclosure requirements of SFAS No. 148 and these disclosures are included in the notes to NEON’s consolidated financial statements.

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. Interpretation No. 45 will be effective for the fiscal year beginning April 1, 2003. NEON does not anticipate that the adoption of FASB Interpretation No. 45 will have a material impact on NEON’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on NEON’s consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. NEON does not believe that the adoption of this Statement will have a material effect on the results of operations or financial position of the Company.

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. NEON will adopt the provisions of the Statement on July 1, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on NEON’s financial statements.

NOTE 2—STOCK OPTION PLANS

Under the 1993 Stock Plan (1993 Plan) for the officers and employees of NEON, the Board of Directors authorized the grant of non-qualified incentive stock options to purchase up to 2.6 million shares of NEON’s Common Stock. Such options become exercisable either on the date of grant or in such installments as the grant may specify up to 10 years from the date of grant.

In January 1999, NEON adopted the 1999 Long-Term Incentive Plan (1999 Plan) that provides for the grant of incentive stock options and non-qualified stock options to purchase NEON common stock, stock appreciation rights, restricted stock and performance units, to key employees of NEON. NEON reserved 2.0 million shares of its common stock for issuance under the 1999 Plan. In connection with NEON’s adoption of the 1999 Plan, NEON has not made any new grants under the 1993 Plan and options previously issued under the 1993 Plan are exercisable in accordance with their terms.

In January 1999, NEON adopted the Stock Option Plan for Non-Employee Directors for compensation of its outside directors and reserved 100,000 shares of its common stock for issuance thereunder. Outside directors joining the Board of Directors were to receive options to purchase 8,000 shares of NEON common stock exercisable at the fair market value of the common stock at the close of business on the date immediately preceding the date of grant (the initial outside directors will be eligible for such grants upon their re-election to

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Board of Directors). These annual options would vest equally in 33 1/3% increments over the three-year period from the date of grant. All stock options granted pursuant to the Stock Option Plan for Non-Employee Directors were to be nonqualified stock options and remain exercisable for a period of ten years from the date of grant or, if earlier, six months after the option holder ceases to be a director of NEON. In the event of a change in control of NEON or certain other significant events, all options outstanding under the Stock Option Plan for Non-Employee Directors would terminate, provided that immediately before the effective date of such transaction each holder of an outstanding option under the Stock Option Plan for Non-Employee Directors shall be entitled to purchase the total number of shares of common stock that such option holder would have been entitled to purchase during the entire remaining term of the option.

On January 28, 2002, the Board of Directors adopted the 2002 Stock Plan, and reserved 2.0 million shares of NEON common stock for issuance under the 2002 Stock Plan plus (a) any shares of NEON common stock that had been reserved but not issued under our 1999 Long-Term Incentive Plan as of the date of stockholder approval of the 2002 Stock Plan, (b) any shares of NEON common stock returned to the 1999 Long-Term Incentive Plan as a result of termination of options or repurchase of shares of NEON common stock issued under the 1999 Long-Term Incentive Plan and (c) annual increases on the first day of each fiscal year, beginning April 1, 2003, equal to the lesser of (i) 750,000 shares of NEON common stock, (ii) 5% of the outstanding shares of NEON common stock on such date or (iii) a lesser amount determined by our Board of Directors. The 2002 Stock Plan replaces the 1999 Long-Term Incentive Plan. On March 26, 2002, the stockholders of NEON approved the 2002 Stock Plan at NEON’s Annual Meeting of Stockholders. As of March 31, 2003, the total outstanding stock options for the 2002 Stock Plan were 852,000. On April 1, 2003, the total shares available for issuance under the 2002 Stock Plan was increased approximately 441,069, which represents 5% of the total outstanding shares of NEON common stock on April, 2003.

On January 28, 2002, the Board of Directors adopted the 2002 Director Option Plan. The 2002 Director Option Plan is intended to replace the Stock Option Plan for Non-Employee Directors, which the Board of Directors terminated after approval of the 2002 Director Option Plan. The Board of Directors has reserved a maximum of 250,000 shares of NEON common stock for issuance under the 2002 Director Option Plan plus (a) any shares of NEON common stock which had been reserved but not issued under the Stock Option Plan for Non-Employee Directors as of the date of stockholder approval of the 2002 Director Option Plan, (b) any shares of NEON common stock returned to the Stock Option Plan for Non-Employee Directors as a result of termination of options or repurchase of shares issued under the Stock Option Plan for Non-Employee Directors, and (c) annual increases on the first day of each fiscal year, beginning on April 1, 2003, equal to the lesser of (i) 2% of the outstanding shares of NEON common stock on such date or (ii) an amount determined by our Board of Directors. On March 26, 2002, the stockholders of NEON approved the 2002 Director Option Plan at the NEON Annual Meeting of Stockholders. At the conclusion of the Annual Meeting on March 26, 2002, options to purchase 188,000 of the available 305,000 share option pool were issued as initial options to Non-Employee Directors who had served in any of the previous three fiscal years. On December 8, 2002, David F. Cary and Loretta Cross were appointed independent directors to NEON’s Board of Directors. In connection with such appointment, they were granted 12,500 initial options under the 2002 Director Option Plan. At the conclusion of the Annual Meeting of Stockholders on February 4, 2003, options to purchase 87,500 of the available 92,500 share option pool were issued as annual options to Non-Employee Directors who had served as such during the prior six-month period. On April 1, 2003, the number of shares available for issuance under the 2002 Director Option Plan was increased by 176,428 shares of NEON common stock, which represents 2% of the outstanding shares of NEON common stock on April 1, 2003.

Prior to NEON’s initial public offering in March 1999, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using the Black-Scholes model. The weighted average fair market value of an option granted during 2003, 2002 and 2001 was $2.39, $3.49, and $9.87, respectively. The following range of assumptions was used to perform the calculations:

expected life of five years in 2003, 2002, and 2001; risk-free interest rates of 3.0% during 2003, 4.0% during 2002, and 5.79% during 2001; expected volatility of 1.03 in 2003, 0.688 in 2002, and 1.684 in 2001, and no expected dividend yield for the three years ended March 31, 2002. Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Stock option activity during the years ended March 31, 2003, 2002 and 2001 is as follows (all share amounts are in thousands):

	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2000	2,214	$9.64
Granted	1,221	9.45
Exercised	(506)	0.47
Forfeited	(372)	18.30

Balance at March 31, 2001	2,557	$10.17
Granted	1,592	5.80
Exercised	(72)	1.44
Forfeited	(1,307)	8.93

Balance at March 31, 2002	2,770	$8.46
Granted	1,508	3.15
Exercised	(92)	.32
Forfeited	(1,228)	7.53

Balance at March 31, 2003	2,958	$6.71

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Outstanding Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.01-$ 5	1,693	$2.52	7.61	556	1.38
$ 5 - $10	610	7.22	8.55	381	6.89
$10 - $15	186	12.09	6.13	169	12.23
$15 - $20	371	16.52	6.78	351	16.42
$20 - $25	11	21.48	7.00	8	21.67
$25 - $30	71	28.62	6.67	54	28.59
$30 - $35	16	32.84	6.37	15	32.85

	2,958		6.71	1,534

At March 31, 2003, 2002 and 2001, the number of options exercisable was 1.5 million, 1.2 million, and 1.1 million, respectively, and the weighted average exercise prices of those options were $8.77, $9.18, and $9.02, respectively.

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INCOME TAXES

The benefit (provision) for income taxes consists of the following:

	Years Ended March 31,
	2003	2002	2001
United States Federal
Current	$414	$—	$1,989
Deferred	(608)	—	(105)

Total	$(194)	$—	$1,884

For the years ended March 31, 2003, 2002, and 2001, NEON’s effective income tax rate differed from the statutory tax rate as follows:

	Years Ended March 31,
	2003		2002		2001
Statutory tax rate	$6,431	34.0%	$1,405	34.0%	$3,104	34.0%
Decrease in valuation allowance	(6,263)	(33.1)	(117)	(2.8)	(2,038)	(22.2)
R & E and AMT Credits	237	1.3	—	—	379	4.1
Equity loss in Scalable Software	(1,327)	(7.0)	(713)	(17.3)	—	—
Non-deductible expenses and other	728	3.8	(575)	(13.9)	439	4.8

Effective tax rate	$(194)	(1.0)%	$—	—%	$1,884	20.7%

As of March 31, 2003 and 2002, deferred tax assets were as follows:

	As of March 31,
	2003	2002
Deferred compensation expense	$—	$1,670
Net operating loss carryforwards:
United States	6,099	564
Australia	192	134
United Kingdom	808	481
Germany	671	656
Bad debt	807	739
Restructuring	350	113
R&E and AMT Credits	615	379
Other	1,118	269

Total deferred tax assets	10,660	5,005
Valuation allowance	(10,660)	(4,397)

Net deferred tax assets	$—	$608

At March 31, 2003, NEON has a net operating loss carry-forward for income tax purposes of $21.7 million that is available to offset future taxable income, if any. The net operating loss carry-forward consists of $16.5 million in the United States, $2.7 million in the United Kingdom, $2.0 million in Germany, and $533,000 in Australia. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in 2020.

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a valuation allowance is recorded. Due to the Company’s recent history of operating losses, as of March 31, 2003 management determined that is was more likely than not that the Company would not be able to realize the benefits of its deferred tax assets. Therefore, management increased the valuation allowance to fully offset the Company’s net deferred tax asset.

NOTE 4—RELATED PARTY TRANSACTIONS

Members of NEON’s Board of Directors and certain current and former executive officers of NEON are shareholders and/or directors in other companies with which NEON has business relationships. See “Risk Factors—Some Members of Our Board of Directors and Management May have Conflicts of Interest and/or Are Interested Parties to Certain Transactions of NEON.” Transactions between NEON and these other companies are described below.

NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation)

In January 1996, NEON entered into a distribution agreement with Peregrine/Bridge Transfer Corporation, a database software company whose sole stockholder is an affiliate of John J. Moores, NEON’s Chairman of the Board of Directors. PBTC subsequently changed its name to NEON Enterprise Software, Inc. (“NESI”). The distribution agreement had an initial term through January 1, 1998 and could be automatically renewed for successive one-year terms. The agreement also provided that NEON pay royalties to NESI for the license of products and for maintenance and support and upgrade services equal to 50% of the revenues received by NEON for NEON’s distribution of NESI’s only products, its Enterprise Subsystem Management products (referred to elsewhere as the ESM products). NEON also entered into a services agreement with NESI pursuant to which NESI reimbursed NEON for NESI’s share of the general and administrative expenses supplied to it by NEON. Such amounts have historically been presented as a reduction of general and administrative expenses in the accompanying consolidated financial statements. NEON revised the services agreement with NESI in October 2001, as a result of which NESI’s monthly payment to NEON declined from $30,000 per month to $5,000 per month and NEON’s services were reduced. In December 1998, NEON amended its distribution agreement with NESI and NESI granted NEON an exclusive, worldwide license to market and sublicense NESI’s ESM products in exchange for NEON’s agreement to extend the term of the agreement through March 31, 2004 and pay NESI a minimum advance royalty of $250,000 per quarter during fiscal year 2000, $500,000 per quarter during fiscal year 2001, $750,000 per quarter during fiscal year 2002, $1.0 million per quarter during fiscal year 2003, and $1.3 million per quarter during fiscal year 2004, for an aggregate payment of $15 million. Such advance royalty payments have historically been recorded by NEON as a prepaid expense and offset by 50% of NEON’s sales of ESM products. The amended distribution agreement also provided that NESI would reimburse NEON for the amount of any unearned royalty advances when the agreement terminated in 2004.

On June 30, 2002, the balance of the unearned advance payments was $3.0 million, an increase of $822,000 from March 31, 2002. Management believed that while the then-current and reasonably foreseeable business prospects for revenue received by NEON from licenses and maintenance for ESM products was expected to be sufficient to offset the unearned advance royalty payments as of June 30, 2002, these revenues did not appear to be sufficient to meet the aggregate future minimum royalties required to be paid by NEON to NESI over the term of the distribution agreement. As a result, the balance of unearned advance royalty payments was projected to increase substantially by the time the distribution agreement would terminate on March 31, 2004. On June 30, 2002, NESI’s sole source of income was the royalty payments made by NEON and NESI had a substantial negative net worth. As a result, NEON’s Board had concerns regarding NESI’s ability to repay any balance of unearned advances at the termination of the agreement in 2004.

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 2, 2002, the independent directors of NEON authorized the officers of NEON to review the distributor relationship with NESI and to negotiate a termination of the distribution agreement. On July 24, 2002, the independent directors of NEON approved a letter of intent with proposed terms for a termination of the distribution agreement, which letter of intent was executed by NESI and NEON on such date. Pursuant to the provisions of the letter of intent and after the review and approval of the independent directors of NEON and the ratification by the full Board of Directors on August 12, 2002, NEON and NESI entered into a Termination and Customer Support Agreement dated August 14, 2002 pursuant to which the distribution agreement, the services agreement, and all other agreements between NEON and NESI were terminated effective as of August 1, 2002.

Upon the closing of the Termination and Customer Support Agreement on August 14, 2002, NESI’s right to receive from NEON, and NEON’s corresponding obligation to pay to NESI, the advance royalty payments described in the distribution agreement terminated. Additionally, NEON’s option to purchase NESI and right of first refusal under the distribution agreement also terminated. The Termination and Customer Support Agreement provides that, in consideration of NESI’s consent to terminate its existing agreements with NEON, NEON paid NESI a final cash advance of $2.2 million, which amount has been consolidated with $884,000 of the outstanding unearned royalty advance under the distribution agreement as of July 31, 2002 and the $500,000 payment with respect to the transfer of rights described below and represented by the consolidated promissory note payable to NEON in the aggregate principal amount of $3.6 million, bearing no interest to its due date of March 31, 2005. This consolidated promissory note is secured by all of the intellectual property of NESI (“NESI IP”). The Termination and Customer Support Agreement also provided that the remaining outstanding unearned royalty advance of $3.0 million as of July 31, 2002 was converted into a $3.0 million dollar convertible promissory note payable to NEON bearing no interest to its due date of March 31, 2005, which is also secured by the NESI IP. The $3.0 million convertible note is convertible by NEON, in its discretion, into equity in NESI at an agreed pre-cash valuation of $30.0 million dollars. Such conversion right will expire on the due date of the $3.0 million convertible note. Upon closing, NEON recorded the notes receivable from NESI at their estimated net present value, which was calculated at $4.3 million in aggregate. As a result of the termination agreement, NEON recorded a loss on disposal of $687,000. NEON also evaluates the NESI IP on a quarterly basis to determine the note’s net realizable value, as it is secured by the NESI IP. Accordingly, NEON will adjust the carrying value of the note if the net realizable value is determined to be below the carrying value. After March 31, 2003, NEON management had an external valuation of the NESI IP performed and determined that no further impairment of the note was required.

Pursuant to the Termination and Customer Support Agreement and an assignment executed in connection with the closing of the Termination and Customer Support Agreement and effective as of August 1, 2002, NESI was assigned all of NEON’s rights and obligations under any customer license and maintenance agreements related to the ESM software products previously marketed by NEON, including customer support obligations. In addition, the terms of the Termination and Customer Support Agreement provide that NESI offered employment to certain sales and support personnel of NEON that were assigned to market the NESI software products. The Termination and Customer Support Agreement also contemplated the resignation of Wayne E. Webb Jr. as Senior Vice President and General Counsel of NEON effective as of August 1, 2002 to focus on his role as President and CEO of NESI.

At the closing of the Termination and Customer Support Agreement, Skunkware, Inc., NESI’s sole stockholder, entered into a Subordination Agreement whereby all of the promissory notes described above from NESI to NEON were made senior in priority to all other indebtedness from NESI to Skunkware. Pursuant to the terms of the convertible promissory note and the consolidated promissory note, NESI has agreed to preserve and maintain the senior status of its indebtedness to NEON and pursuant to the Security Agreement agreed to not issue any additional debt unless such debt does not encumber the NESI IP.

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In further consideration of NESI entering into the Termination and Customer Support Agreement, NEON agreed to provide NESI with administrative, accounting and legal services pursuant to the terms of a new services agreement. Such services will be provided by NEON at no cost to NESI, other than reimbursement of reasonable business expenses, for the twelve-month period beginning August 1, 2002. After the initial twelve-month period of the services agreement, NESI may elect to receive the services, at its option, for up to an additional twelve months for a fee of $10,000 per month. At the end of such additional term, or in the event NESI does not elect to continue receiving the services described above for the additional term, at the end of the initial term, NEON shall have no further obligations under the services agreement.

Additionally, in connection with the closing of the Termination and Customer Support Agreement on August 14, 2002, NEON and NESI entered into a license and distribution agreement whereby NESI agreed to market and distribute NEON’s 24x7 software product. The NEON 24x7 software product was developed by NESI as an OEM software product using the Shadow source and object code under a remarketing agreement dated January 25, 2000. This remarketing agreement provided that NEON would distribute the NEON 24x7 software product under the terms of the distributor agreement.

Finally, in connection with the closing of the Termination and Customer Support Agreement on August 14, 2002, NEON and NESI entered into a trademark license agreement granting NESI a license to use the “NEON®” registered trademark in its marketing of NEON 24x7 and the NESI software products. Under the terms of this agreement, NEON granted NESI the option to acquire the “NEON®” trademarks in the event that NEON discontinues its use of such marks.

NEON interlocks with NEON Enterprise Software, Inc. John J. Moores, Charles E. Noell, III and Norris van den Berg, directors of NEON, also serve as directors of NESI. Wayne E. Webb, Jr., Senior Vice President and General Counsel of NEON, served as the Vice President and General Counsel of NESI until February of 2002, when he was appointed its President and CEO. On June 1, 2001, Mr. Webb was appointed President and Chief Executive Officer of NEON Systems, Inc., an office he held until Mr. Louis Woodhill assumed those positions on October 15, 2001. As mentioned above, on August 1, 2002 and in connection with the closing of the Termination and Customer Support Agreement described above, Mr. Webb resigned from his position as Senior Vice President and General Counsel of NEON. Through his interest in Skunkware, Inc., John J. Moores, Chairman of the NEON Board of Directors, beneficially owns approximately 90% of NESI. Through their interests in Skunkware, Inc., each of Messrs. Noell, van den Berg and Webb beneficially own approximately 1% of NESI. Additionally, Messrs. Noell, Moores and van den Berg serve as directors of Skunkware, Inc.

Scalable Software, Inc.

Scalable Software, Inc., a Houston-based provider of software solutions for IT portfolio management, is a company founded by Louis R. Woodhill, who served as NEON’s Chief Executive Officer until March 2003. Several current and former members of NEON’s Board of Directors, including Louis R. Woodhill, John J. Moores, Peter Schaeffer, Charles E. Noell III and Jim Woodhill, have a financial interest in Scalable Software. The percentage beneficial ownership of the current and former NEON directors and executive officers that have a financial interest in Scalable Software as of March 31, 2003 is set forth below:

Name	Ownership Percentage
Jim Woodhill	24%
John J. Moores (and affiliates)	24%
Louis R. Woodhill (former NEON CEO)	17%
Charles E. Noell III (and affiliates)	15%
Peter Schaeffer	2%

Total	82%

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 17, 2001, NEON announced that it had entered into a letter of intent to acquire Scalable Software, Inc. At that time, Louis R. Woodhill, Chief Executive Officer of NEON, was also a director, and the President and Chief Executive Officer of Scalable Software. In connection with the letter of intent, NEON and Scalable Software entered into a Promissory Note dated July 17, 2001, which provided bridge financing to Scalable in a maximum amount of $3.0 million with a maturity date of December 31, 2001, secured by the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill. On October 17, 2001, Mr. Woodhill was asked to serve as the President and Chief Executive Officer of NEON. On November 13, 2001, the promissory note was amended to increase the maximum lending limit to $3.5 million with an original maturity date of March 31, 2002, with such increased amount also being guaranteed by Messrs. Moores, Woodhill and Woodhill. On December 21, 2001, Mr. Woodhill and his twin brother Jim Woodhill, were asked to join the Board of Directors of NEON.

Due to the interests in Scalable Software of several members of NEON’s Board of Directors, the Board of Directors concluded that it would be appropriate to create a Special Committee comprised solely of independent directors who had no interest in Scalable Software to review the terms of the proposed acquisition. After thorough consideration and discussion and upon endorsement by the Special Committee, NEON’s Board of Directors approved modifications to the proposed terms and conditions for the acquisition such that the transaction would be structured as an option to acquire Scalable Software as discussed below.

NEON obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON agreed to provide bridge financing of up to $5.5 million, in addition to the $3.5 million previously loaned to Scalable Software that is secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing had a 36-month term and does not bear interest during the term of the two-year option to acquire Scalable Software. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill for the initial $3.5 million loaned to Scalable Software, the $5.5 million loan will be secured by all of the intellectual property rights of Scalable Software. NEON may exercise the option to acquire Scalable Software at any time during the two-year term, subject to provisions that require NEON to exercise its option within a 30-day window under certain circumstances or forfeit the option. If NEON exercises the option and acquires Scalable Software, each of the approximately 19.4 million outstanding shares of common stock of Scalable Software will be converted into approximately 0.135 of a share of NEON common stock and outstanding options and warrants to purchase approximately 3.0 million shares of common stock of Scalable Software will become options and warrants to purchase common stock of NEON on the same conversion basis. If Scalable Software incurs more indebtedness for borrowed money or issues more equity, the exchange ratio will be adjusted accordingly. Prior to NEON exercising the option to acquire Scalable Software, a Special Committee would be appointed to review the negotiated terms of the proposed acquisition and NEON would seek to obtain a fairness opinion regarding the transaction from a financial advisory firm. The acquisition of Scalable Software will also require approval of the stockholders of NEON and the NEON Board of Directors.

On October 16, 2002, the Board of Directors reviewed the progress of Scalable Software with respect to the timing of its anticipated break-even quarter and determined that Scalable Software may require an additional infusion of at least $500,000 in additional capital to meet its projections. In the interest of preserving NEON’s investment, the Special Committee approved an increase in the aggregate borrowing limit under the $5.5 million loan to an aggregate principal amount of $6.0 million, an increase of $500,000 in Scalable Software’s aggregate borrowing limits under its line of credit with NEON. Such increase was memorialized in an amendment to the relevant promissory notes and security agreements on December 23, 2002, and is subject in all respect to the current terms and conditions of the $5.5 million loan. It has previously been management’s belief that Scalable

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software may exhaust its line of credit from NEON before it is able to generate cash from operations sufficient to sustain its operations. As of the date of this filing, Scalable has exhausted its credit facility with NEON. Scalable has asked for and received waivers of NEON’s right of first refusal with respect to additional venture capital bridge financing from JMI Services, Inc. and is currently pursuing a private placement of Convertible Preferred Stock. If Scalable Software is unable to secure such additional financing, it is management’s belief that Scalable Software could become the subject of bankruptcy proceedings. If Scalable Software is subject to bankruptcy proceedings, it is possible that the security interests held by NEON in the intellectual property of Scalable Software might be set aside, and in such event NEON could be treated as an unsecured creditor with respect to the $6.0 million loan.

As noted above, certain current and former members of NEON’s board of directors and executive officers also serve as directors and executive officers of Scalable Software and claim beneficial ownership of approximately 82% of Scalable’s common stock. In addition, NEON has an option to acquire all of the outstanding shares of Scalable Software and is Scalable’s primary creditor. Therefore, NEON determined that it had effective control of Scalable Software while it was advancing funds to Scalable and accounted for its investment in Scalable Software using the modified equity method of accounting. Under this method of accounting, NEON recognized 100% of Scalable Software’s losses to the extent of advances made in excess of the guaranteed amount. At March 31, 2003, NEON had made total advances of $9.5 million to Scalable Software (including $6.0 million of unguaranteed advances) and recognized cumulative losses of $5.6 million, of which $3.5 million were recorded during fiscal 2003. Due to the uncertainties regarding NEON’s ultimate ability to recover any unguaranteed advances to Scalable Software, NEON has not decided to record the carrying value of its net advance to Scalable Software above the guaranteed amount. Accordingly, for fiscal 2003, NEON recorded a valuation allowance of $378,000 against the Scalable note receivable, reducing the carrying value of the note receivable to the $3.5 million guaranteed amount.

Sheer Genius Software, Inc.

On January 3, 2002, NEON entered into a services agreement with Sheer Genius Software, Inc. of Austin, Texas, a company owned by Jim Woodhill. Jim Woodhill was a member of NEON’s Board of Directors at such time. Also, JMI Services, Inc., a private company owned by John J. Moores, NEON’s Chairman, is a creditor of Sheer Genius. Under the first project description negotiated for such services agreement, Sheer Genius provided development services to NEON on a budgeted time and materials basis and delivered fixed deliverables consisting primarily of developed source code. The term of the initial project description was six months and the aggregate fees were $480,000. This agreement was extended by the Board for an additional three months with additional aggregate fees of $300,000. On October 16, 2002, the Board determined that the Services Agreement with Sheer Genius should be extended on a month-to-month basis. On May 20, 2003, NEON terminated the Agreement with Sheer Genius and will continue such development efforts internally. All fees under the arrangement were expensed as incurred and included in research and development. While NEON was Sheer Genius’ sole source of income, it was free to solicit other customers. Under the services agreement, all intellectual property created by Sheer Genius in the course of performing the services is owned by NEON. Sheer Genius received a license back of such intellectual property for limited use in the development by Sheer Genius of software that does not compete with software distributed by NEON. The Board of Directors reviewed the terms of the services agreement and project description and approved such agreements following disclosure of the interest of its officers and directors associated with Sheer Genius. For the year ended March 31, 2003, NEON paid $900,000 to Sheer Genius Software for services fees. As of the date of termination of the Services agreement with Sheer Genius, NEON had paid services fees in aggregate of $1.3 million.

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—COMMITMENTS AND CONTINGENCIES

NEON leases office space and computer software under operating lease agreements expiring through fiscal 2015. As discussed in Note 6 below, as of March 31, 2003, NEON has accrued a portion of these future lease commitments as restructuring expense since the company is no longer utilizing the facilities as a result of its corporate reorganization. The following table summarizes our contractual cash obligations as of March 31, 2003:

	Fiscal Year Ending March 31 (in thousands)
	2004	2005	2006	2007	2008	Thereafter	Totals
Operating Leases	$1,386	$1,356	$309	$299	$299	$572	$4,221
Employment Agreements (a)	132	139	143	—	—	—	414

Total	$1,518	$1,495	$452	$299	$299	$572	$4,635

(a)	On March 29, 2002, NEON entered into an agreement with Mark Cresswell and Peter Cook, as Principals of Lakeview Advisors Corporations (BVI) Limited, to pay Messrs. Cresswell and Cook up to $600,000 to be paid on a quarterly basis over the course of 48 months. The payments to Messrs. Cresswell and Cook are contingent upon their continued employment with NEON. Should either Mr. Cresswell or Mr. Cook leave the employment of NEON, other than being terminated without cause, NEON would be required to only make an additional payment of $50,000, with no additional amounts due under the Agreement.

Total rent expense under all operating leases was $1.5 million, $1.4 million, and $2.0 million in the years ended March 31, 2003, 2002 and 2001, respectively.

In July of 2002, NEON resolved its litigation with New Era of Networks concerning New Era of Networks infringement of NEON’s trademark “NEON” in a confidential settlement that resolved all pending litigation between the parties. NEON received a cash payment of approximately $9.3 million, net of attorney fees, in the fiscal quarter ending September 30, 2001, as a result of this settlement, and reported such payment as a non-recurring item.

On January 29, 2003, NEON received notification that it had been sued in Fort Bend County, Texas for alleged tortious interference with contract, tortious interference with prospective business relations and unfair competition in a lawsuit styled Phoenix Network Technologies (Europe) Limited vs. NEON Systems, Inc. and Computer Associates International Inc., 400th District Court, Ft. Bend County, Richmond, Texas, Cause Number 03-CV-127800. NEON is in the process of defending action. Aside from this action, NEON is not involved in any current claim as legal action other than those arising in the ordinary course of business.

NOTE 6—RESTRUCTURING CHARGES AND ASSET WRITE-DOWN CHARGES

During the year ended March 31, 2003, NEON incurred restructuring charges of $3.0 million. The charges primarily relate to future losses due to the abandonment of leased facilities associated with a corporate reorganization as well as severance and non-cash stock compensation costs related with the termination of the distribution agreement with NESI. The Company has not been able to sublease the abandoned facilities and therefore, has accrued the full amount of the future lease commitments. If the Company is able to sublease these facilities in the future, it may result in a reversal of this accrual. During fiscal 2002, NEON recorded a restructuring charge of $908,000. These charges related to reductions in the Company’s cost structure and corporate reorganization, including reductions in force resulting in severance charges of $570,000 and losses from lease commitments of $338,000 due to the abandonment of certain leased facilities.

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a roll forward of the restructuring accrual account for fiscal years ended March 31, 2002 and 2003 (in thousands):

		Balance at March 31, 2002	Amounts Charged to Expense	Amounts Paid	Balance at March 31, 2003
2002 Restructuring Accrual	Facility closure	$338	$(138)	$(138)	$62

2003 Restructuring Accrual	Employee severance	—	1,007	(858)	149
	Facility closure	—	1,957	—	1,957

	Totals	$338	$2,826	$(996)	$2,168

The $2.2 million balance at March 31, 2003 consists primarily of future cash payments for abandoned facilities that will be paid through 2006. During fiscal 2003, NEON also recorded $220,000 in restructuring costs related to the extension of employee stock options associated with the termination of the NESI distribution agreement.

NOTE 7—NOTE RECEIVABLE

NEON made an advance on a note receivable to Enterworks Software, Inc., an unaffiliated company, in the amount of $2.0 million. The Enterworks Software loan is a Demand 10% Convertible Promissory Note and was issued under a Convertible Promissory Note and Warrant Agreement dated March 1, 2001 in a second round of financing for Enterworks. The loan accrues interest at 10% per annum and matures on demand made by the holders representing at least 50% of the outstanding principal amount of the Demand Notes. During the year ended March 31, 2002, NEON recorded a reserve of $2.0 million as a valuation allowance against the full balance of this note receivable.

NOTE 8—TREASURY STOCK PURCHASE

In December of 2001, NEON purchased 913,000 shares of its outstanding common stock in a transaction arising from an unsolicited offer. The shares were purchased at a purchase price of $2.90 per share for a total aggregate purchase price of $2.6 million. The shares purchased amounted to approximately 9.5% of NEON’s then outstanding shares of common stock.

NOTE 9—OPERATIONS BY GEOGRAPHIC LOCATION AND BUSINESS AND CREDIT CONCENTRATIONS

The table below summarizes selected financial information with respect to NEON’s operations by geographic location. NEON’s United Kingdom operations accounted for over 80% of total European revenues in fiscal 2003, 2002 and 2001. NEON’s U.S. operations accounted for 100% of total North American revenues in fiscal 2003, 2002 and 2001.

NEON did not have any customers, individually or in aggregate that accounted for 10% or more of consolidated revenue in fiscal 2003. NEON had one customer that represented 10% of consolidated revenue in fiscal 2002 and one customer that represented 16% of consolidated revenue in fiscal 2001.

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2003, NEON had one customer that accounted for 26% of its total outstanding trade accounts receivable. The receivable was subsequently paid in April 2003. The table below summarizes NEON’s operations by geographic location (in thousands):

	Years Ended March 31,
	2003	2002	2001
Revenues:
United States	$13,423	$18,411	$22,328
United Kingdom	4,317	2,295	3,742
Other	836	729	554

	$18,576	$21,435	$26,624

Operating income (loss):
United States	$(14,143)	$(9,458)	$(9,703)
United Kingdom	154	(775)	(598)
Other	(217)	(253)	(1,314)

	$(14,206)	$(10,486)	$(11,615)

Identifiable assets:
United States	$30,842	$49,698
United Kingdom	2,703	3,365
Other	769	537

	$34,314	$53,600

NOTE 10—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the fiscal years 2003, 2002 and 2001. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year (in thousands, except per share data):

	Fiscal Year 2003 Quarter
	1st	2nd	3rd	4th
	(In Thousands, Except Per Share Data)
Revenues	$5,122	$3,794	$4,886	$4,774
Gross Profit	4,006	2,867	4,306	4,189
Net loss	(4,634)	(6,250)	(2,402)	(5,629)
Loss per common share:
Basic	$(0.53)	$(0.72)	$(0.28)	$(0.64)
Diluted	$(0.53)	$(0.72)	$(0.28)	$(0.64)

	Fiscal Year 2002 Quarter
	1st	2nd	3rd	4th
Revenues	$6,197	$4,852	$5,073	$5,313
Gross Profit	5,122	3,767	4,214	3,195
Net income (loss)	(2,410)	5,958	(2,559)	(5,122)
Earnings (loss) per common share:
Basic	$(0.25)	$0.62	$(0.27)	$(0.59)
Diluted	$(0.25)	$0.59	$(0.27)	$(0.59)

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year 2001 Quarter
	1st	2nd	3rd	4th
Revenues	$7,625	$5,678	$6,387	$6,933
Gross Profit	6,244	4,664	4,964	5,915
Net income (loss)	155	(1,270)	(5,173)	(957)
Earnings (loss) per common share:
Basic	$0.02	$(0.13)	$(0.55)	$(0.10)
Diluted	$0.02	$(0.13)	$(0.55)	$(0.10)

NOTE 11—MARKETABLE SECURITIES

NEON considers all highly liquid investments with maturity of three months or less to be cash equivalents.

NEON has evaluated its investment policies consistent with Financial Accounting Standards Board Statement No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities, and determined that its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

There were no marketable securities as of March 31, 2003 and 2002, respectively.

NOTE 12—OTHER ASSETS

In December 1999, NEON entered into an agreement with Sterling Software, which was subsequently acquired by Computer Associates, Inc., which granted NEON the right to use, reproduce, copy and sell certain products. As consideration for this agreement, NEON made a nonrefundable advance of $3.5 million for the future royalties to be earned by Computer Associates from sales made by NEON of $14.0 million of such products. NEON also acquired an option to purchase the intellectual property underlying such products at any time through December 30, 2000 for $1.0 million. In October 2000, NEON exercised its option to purchase the intellectual property. The purchase was completed on December 21, 2000 and the total unamortized consideration was recorded as an intangible asset. As a result of changes to NEON’s estimate of future cash flows attributable to NEON’s iWave products acquired from Sterling Software in October 2000, NEON performed impairment tests on these assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated future cash flows expected to result from the use of the asset are less than the carrying amount of the asset, an impairment loss is recognized. NEON recorded an impairment charge of $1.3 million during fiscal 2003, associated with the intellectual property acquired from Sterling Software. As a result of the impairment, the carrying value was reduced to $500,000 at September 30, 2002. As of March 31, 2003, the net carrying value was $300,000. See Note 13.

NOTE 13—EVENTS SUBSEQUENT TO DATE OF INDEPENDENT AUDITOR’S REPORT—UNAUDITED

On June 20, 2003, NEON entered into an Asset Purchase Agreement with a subsidiary of Skywire Ventures LLC, and sold the assets it had obtained from Sterling Software to Skywire. This sale closed on June 25, 2003. iWave revenues represented 7%, 8% and 7% of NEON’s total revenues for fiscal years 2003, 2002 and 2001, respectively. NEON will record the sale of the iWave assets in the first quarter of fiscal year 2004.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of Registrant

The following persons are Executive Officers of NEON:

Mark Cresswell, age 38, NEON’s President and Chief Operating Officer since March 2003, joined NEON Systems in October 2001 as Vice President and General Manager of the Shadow group. Mr. Cresswell joined NEON from Framesoft, an investment banking software company based in Switzerland. Prior to Framesoft, Cresswell joined NEON Systems in 1995 serving as Managing Director of the United Kingdom (UK) and Benelux operations. As one of NEON Systems’ first international employees, Cresswell was in charge of managing the UK operations for NEON for 5 years. Prior to joining NEON, Mr. Cresswell has held various senior positions with several high-tech organizations. Mr. Cresswell is qualified in Pure and Applied Mathematics from Westcliff College in England.

Brian Helman, age 33, joined NEON Systems in May 2002 as vice president of finance and became NEON’s Chief Financial Officer in June of 2002. Prior to joining NEON Systems, Helman served as vice president of finance and business planning for NetSpeak Corporation, a publicly held global provider of telecommunications software. Prior to joining Netspeak Corporation in 1996, Helman worked in the audit practice of Deloitte & Touche, LLP. Helman is a certified public accountant and holds a Bachelor of Science degree in Finance from the University of Florida.

Jonathan Reed, age 47, has served as NEON’s Vice President, Business Development for NEON Systems since May 2000. From January 1998 through December 1998, Mr. Reed served as NEON’s Director of Marketing. From July 1996 to December 1997, Mr. Reed served as NEON’s Principal Consultant and Technical Marketing Manager. From April 1995 until July 1996, Mr. Reed served as Alliance Manager for Sybase, Inc., a distributed computing company. From March 1991 to April 1995, Mr. Reed was employed by BMC Software, Inc. where he served as a Commercial Analyst. Mr. Reed holds a B.S. in Biology from the University of Houston and an M.S. in Management and Computer Science from Houston Baptist University.

Chris Garner, age 48, NEON’s Vice President of Research and Development since February 2003, joined NEON System in 2002 as a Director of Development. Prior to NEON Garner served as the Vice President of Research and Development at Altra Energy Technologies/Caminus Corporation, an energy trading and management software company based in Houston and New York. Prior to Altra, Garner was with BMC Software as the Director of Development in the Patrol division. Garner has held various senior positions with several high-tech organizations in both R&D and Product Management roles.

Shelby R. Fike, age 44, has served as NEON’s Vice President and General Counsel since September 30, 2002 and has served NEON as a corporate attorney since May 2001. Prior to joining NEON, Mr. Fike served as corporate counsel and director of legal services for NetIQ Corporation from May 2000 to May 2001. Mr. Fike has also held corporate counsel positions with Mission Critical Software, Inc., a publicly held software company, from August 1998 to its acquisition by NetIQ Corporation in May 2000. Prior to Mission Critical Software, Mr. Fike served as corporate counsel to Learmonth & Burchett Management Systems Plc and for BSG Consulting, Inc. Prior to joining BSG Consulting, Inc., Mr. Fike was an associate attorney with Porter & Clements, P.C., and with Keck Mahin & Cate, LLC in their Corporate/M&A sections. Mr. Fike holds a Bachelor of Arts degree in Education from Texas Lutheran College and a J.D. degree from Baylor University School of Law.

The presentation of Directors of NEON will be set forth under the caption “Election of Directors” in NEON’s Proxy Statement with respect to its Annual Meeting of Stockholders to be held September 22, 2003, which will be filed not later than 120 days after the end of NEON’s fiscal year ended March 31, 2003 and which is incorporated herein by this reference.

Item 11.    Executive Compensation

Information called for by Item 11 will be set forth under the caption “Executive Compensation” in NEON’s Proxy Statement with respect to its Annual Meeting of Stockholders to be held September 22, 2003, which will be filed not later than 120 days after the end of NEON’s fiscal year ended March 31, 2003 and which is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information called for by Item 12 will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in NEON’s Proxy Statement with respect to its Annual Meeting of Stockholders to be held September 22, 2003, which will be filed not later that 120 days after the end of NEON’s fiscal year ended March 31, 2003 and which is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions

Information called for by Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” in NEON’s Proxy Statement with respect to its Annual Meeting of Stockholders to be held September 22, 2003, which will be filed not later than 120 days after the end of NEON’s fiscal year ended March 31, 2003 and which is incorporated herein by this reference.

Item 14.    Controls and Procedures

Under the supervision and with the participation of NEON’s management, including our principal executive officer and principal chief financial officer, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934) within the 90 days prior to the date of this Report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective in enabling NEON to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period. There have been no significant changes in NEON’s internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company completed its evaluation.

PART III

Item 15.    Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

The following documents are being filed as part of this Report:

(a)(1)	Consolidated Financial Statements

See Index to Consolidated Financial Statements on page 32.

(a)(2)	The following consolidated financial statement schedule of NEON Systems, Inc. is included in Item 15(d):

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is in the Financial Statements or the Notes thereto.

(a)(3)	The following exhibits are filed or incorporated by reference as part of this Report as required by Item 601 of Regulation S-K. The exhibits designated by an asterisk are management contracts and compensatory plans and arrangements required to be filed as exhibits to this Report.

Item 16.    Principal Accountant Fees and Services

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation of NEON Systems, Inc. (incorporated by reference to Exhibit 3.1 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

3.2		Bylaws of NEON Systems, Inc. (incorporated by reference to Exhibit 3.2 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

3.3		Amendment to the Amended and Restated Certificate of Incorporation of NEON Systems, Inc. dated May 15, 2002.

4.1		Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

4.2		Certificate of Incorporation, as amended, and Bylaws of NEON Systems, Inc. (see Exhibits 3.1 and 3.2).

10.1	*	NEON Systems, Inc. 1993 Stock Plan (incorporated by reference to Exhibit 10.1 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.2	*	NEON Systems 401(k) Plan (incorporated by reference to Exhibit 10.2 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.3	*	NEON Systems, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.4	*	NEON Systems, Inc. Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.5		Distributor Agreement dated as of January 1, 1996 by and between Peregrine/Bridge Transfer Corporation and NEON Systems, Inc., as amended (incorporated by reference to Exhibit 10.5 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.6		Texaco Inc. Information Technology Department Miscellaneous Work Agreement dated as of July 1, 1991 between NEON Systems, Inc. and Texaco, Inc. (incorporated by reference to Exhibit 10.6 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.7		Series A Stock Purchase Agreement dated as of May 19, 1993 by and between NEON Systems, Inc., JMI Equity Fund, L.P. and Peter Schaeffer (incorporated by reference to Exhibit 10.7 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.8		Secured Convertible Promissory Note Purchase Agreement dated as of September 29, 1994 by and between NEON Systems, Inc. and JMI Equity Fund, L.P., as amended (incorporated by reference to Exhibit 10.8 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

Exhibit Number		Description

10.9		Secured Convertible Promissory Note Purchase Agreement dated as of March 30, 1995 by and between NEON Systems, Inc. and JMI Equity Fund, L.P., as amended (incorporated by reference to Exhibit 10.9 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.10		Secured Convertible Promissory Note Purchase Agreement dated as of November 22, 1995 by and between NEON Systems, Inc. and JMI Equity Fund, L.P. (incorporated by reference to Exhibit 10.10 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.11		Secured Promissory Note dated March 31, 1997 to the order of JMI Equity Fund, L.P. in the original principal amount of $1,049,100.78, as amended (incorporated by reference to Exhibit 10.11 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.12		Amendment to Convertible Debt Documentation and Exercise of Conversion Right dated March 31, 1997 by and between NEON Systems, Inc. and JMI Equity Fund, L.P. (incorporated by reference to Exhibit 10.12 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.13		Registration Rights Agreement dated as of May 19, 1993 by and between NEON Systems, Inc., JMI Equity Fund, L.P. and Peter Schaeffer (incorporated by reference to Exhibit 10.13 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.14	*	Form of Indemnification Agreement between NEON Systems, Inc. and each of its directors (incorporated by reference to Exhibit 10.14 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.15		Lease Agreement between Turner Andreac, LLC and NEON Systems, Inc. for office space located at 14100 Southwest Freeway, Suite 500 in Sugar Land, Texas (incorporated by reference to Exhibit 10.15 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.16		Lease Agreement, dated December 9, 1996, between Nu-Swift Sovereign Limited and NEON Systems (U.K.) Limited for office space located at Sovereign House 26/30 London Road in Twickenham, Middlesex (incorporated by reference to Exhibit 10.16 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.17		Lease Agreement dated September 1, 1997 between NEON Systems GmbH and Triple P. Deutschland GmbH (incorporated by reference to Exhibit 10.17 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.18		Agreement by and between Goal Systems International, Inc., NEON Systems, Inc. and Peter Schaeffer dated January 8, 1992 (incorporated by reference to Exhibit 10.18 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.19		Stockholders Agreement dated May 19, 1993 by and among NEON Systems, Inc. and JMI Equity Fund, L.P. and Peter Schaeffer (incorporated by reference to Exhibit 10.19 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.20		Stock Restriction Agreement dated May 19, 1993 by and among NEON Systems, Inc., Peter Schaeffer and JMI Equity Fund, L.P. (incorporated by reference to Exhibit 10.20 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.21		Service Agreement dated as of December 18, 1998 by and among NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.21 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

Exhibit Number		Description

10.22		Stock Purchase Agreement dated June 1, 1998 by and between NEON Systems, Inc. and Wayne E. Webb, Jr. (incorporated by reference to Exhibit 10.22 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.23		Stockholders Agreement, dated June 1, 1998, by and between NEON Systems, Inc. and Wayne E. Webb, Jr. (incorporated by reference to Exhibit 10.23 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.24		Form of NEON Distributor Agreement (incorporated by reference to Exhibit 10.24 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.25	*	Employment Agreement dated January 4, 2001 between NEON Systems, Inc. and Louis R. Woodhill (incorporated by reference to Exhibit 10.25 to NEON’s Form 10-K for the fiscal year ended March 31, 2002 filed on June 27, 2002).

10.26		Amendment to Lease Agreement between Turner Andreac, LLC and NEON Systems, Inc. for office space located at 14100 Southwest Freeway, Suite 500 in Sugar Land, Texas (incorporated by reference to Exhibit 10.25 to NEON’s Form 10-K for the fiscal year ended March 31, 2001 filed on June 29, 2001).

10.27	*	NEON Systems, Inc. 2002 Stock Plan effective as of March 26, 2002 (incorporated by reference to Exhibit 10.27 to NEON’s Form 10-K for the fiscal year ended March 31, 2002 filed on June 27, 2002).

10.28	*	NEON Systems, Inc. 2002 Director Option Plan, effective as of March 26, 2002 (incorporated by reference to Exhibit 10.28 to NEON’s Form 10-K for the fiscal year ended March 31, 2002 filed on June 27, 2002).

10.29	*	Resolutions of the Board of Directors of NEON Systems, Inc. dated January 28, 2002 related to a change in compensation for Louis R. Woodhill (incorporated by reference to Exhibit 10.29 to NEON’s Form 10-K for the fiscal year ended March 31, 2002, filed on June 27, 2002).

10.30	*	Offer Letter dated October 11, 2001 between NEON Systems, Inc. and Mark Cresswell (incorporated by reference to Exhibit 10.30 to NEON’s Form 10-K for the fiscal year ended March 31, 2002, filed on June 27, 2002).

10.31	*	Asset Purchase Agreement between NEON Systems, Inc. and Lakeview Advisors Corporation (BVI) Limited dated March 29, 2002 (incorporated by reference to Exhibit 10.31 to NEON’s Form 10-K for the fiscal year ended March 31, 2002, filed on June 27, 2002).

10.32		Option Agreement between NEON Systems, Inc. and Scalable Software, Inc., dated June 26, 2002, (incorporated by reference to Exhibit 10.32 to NEON’s Form 10-K for the fiscal year ended March 31, 2002, filed on June 27, 2002).

10.33		Promissory Note between NEON Systems, Inc. and Scalable Software, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.33 to NEON’s Form 10-K for the fiscal year ended March 31, 2002, filed on June 27, 2002).

10.34		Security Agreement between NEON Systems, Inc. and Scalable Software, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.34 to NEON’s Form 10-K for the fiscal year ended March 31, 2002, filed on June 27, 2002).

10.35		Guaranty Agreement between NEON Systems, Inc., John J. Moores, Louis R. Woodhill and James R. Woodhill, dated June 26, 2002 (incorporated by reference to Exhibit 10.35 to NEON’s Form 10-K for the fiscal year ended March 31, 2002, filed on June 27, 2002).

Exhibit Number		Description

10.36	*	Employment Agreement dated May 29, 2002 between NEON Systems, Inc. and Brian D. Helman (incorporated by reference to Exhibit 6.1 to NEON’s Form 10-K effective November 12, 2002).

10.37		Termination and Customer Support Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.1 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.38		$3,000,000 Convertible Promissory Note dated August 14, 2002 between Peregrine/Bridge Transfer Corporation, as Maker, and NEON Systems, Inc. as Payee (incorporated by reference to Exhibit 10.2 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.39		$3,584,028 Consolidated Promissory Note dated August 14, 2002 between Peregrine/Bridge Transfer Corporation, as Maker, and NEON Systems, Inc., as Payee (incorporated by reference to Exhibit 10.3 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.40		Security Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.4 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.41		Subordination Agreement dated August 14, 2002 between Skunkware, Inc. and NEON Systems, Inc. (incorporated by reference to Exhibit 10.5 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.42		Trademark License Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.7 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.43		License and Distribution Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.7 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.44		Services Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.8 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.45		Assignment Agreement dated August 14, 2002, between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.9 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

21.1		Subsidiaries of NEON Systems, Inc. (incorporated by reference to Exhibit 21.1 to NEON’s Registration Statement on Form S-1 (Registration number 333-69651) effective March 5, 1999).

23.0+		Consent of KPMG LLP to Form S-8 Registration Statements of NEON Systems, Inc.

24.1+		Power of Attorney (included on first signature page).

99.1+		Certification of Mark Cresswell, principal executive officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2+		Certification of Brian D. Helman, Chief Financial Officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3+		Certification of Mark Cresswell, principal executive officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.4+		Certification of Mark Cresswell, principal executive officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement. NEON will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Chief Financial Officer, NEON Systems, Inc., 14100 Southwest Freeway, Suite 500, Sugar Land, Texas 77478.
+	Filed herewith

(b)	Reports on Form 8-K.

The following reports on Form 8-K were filed during the last quarter of fiscal 2003:

•	A Current Report on Form 8-K was filed on March 7, 2003. Items 5 and 7 were reported and no financial statements were filed.

(c)	The Index to Exhibits filed or incorporated by reference pursuant to Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the signature page to this Form 10-K.

(d)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

NEON Systems, Inc.:

Under date of May 2, 2003, we reported on the consolidated balance sheets of NEON Systems, Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended March 31, 2003, as contained in the 2003 annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on April 1, 2002.

KPMG LLP

Houston, Texas

May 2, 2003

NEON SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

YEAR ENDED MARCH 31, 2003

		Additions	Deductions
Description	Balance at Beginning of Year	Amounts Charged to Expenses	Amounts Written Off Against Receivables	Effect of Exchange Rate Changes	Balance at End of Year
Allowance for Doubtful Accounts Receivable	$189	$116	$(2)	$—	$303
Allowance for Employee Receivables	$78	$74	$(20)	$—	$132
Allowance for Scalable Note Receivable	$—	$378	$—	$—	$378

Total Allowance	$267	$568	$(22)	$—	$813

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEON SYSTEMS, INC.

By:	/s/ MARK CRESSWELL

Mark Cresswell President and Chief Operating Officer

Date: June 30, 2003

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes and constitutes John J. Moores and Mark Cresswell, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ JOHN J. MOORES John J. Moores	Chairman of the Board

/s/ MARK CRESSWELL Mark Cresswell	President and Chief Operating Officer (Principal Executive Officer)

/s/ BRIAN D. HELMAN Brian D. Helman	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ PETER SCHAEFFER Peter Schaeffer	Director

/s/ CHARLES E. NOELL III Charlie E. Noell III	Director

/s/ NORRIS VAN DEN BERG Norris van den Berg	Director

/s/ RICHARD HOLCOMB Richard Holcomb	Director

/s/ GEORGE ELLIS George Ellis	Director

/s/ DAVID F. CARY David F. Cary	Director

/s/ LORETTA CROSS Loretta Cross	Director

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of NEON Systems, Inc. (incorporated by reference to Exhibit 3.1 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

3.2	Bylaws of NEON Systems, Inc. (incorporated by reference to Exhibit 3.2 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

3.3	Amendment to the Amended and Restated Certificate of Incorporation of NEON Systems, Inc. dated May 15, 2002.

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

4.2	Certificate of Incorporation, as amended, and Bylaws of NEON Systems, Inc. (see Exhibits 3.1 and 3.2).

10.1*	NEON Systems, Inc. 1993 Stock Plan (incorporated by reference to Exhibit 10.1 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.2*	NEON Systems 401(k) Plan (incorporated by reference to Exhibit 10.2 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.3*	NEON Systems, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.4*	NEON Systems, Inc. Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.5	Distributor Agreement dated as of January 1, 1996 by and between Peregrine/Bridge Transfer Corporation and NEON Systems, Inc., as amended (incorporated by reference to Exhibit 10.5 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.6	Texaco Inc. Information Technology Department Miscellaneous Work Agreement dated as of July 1, 1991 between NEON Systems, Inc. and Texaco, Inc. (incorporated by reference to Exhibit 10.6 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.7	Series A Stock Purchase Agreement dated as of May 19, 1993 by and between NEON Systems, Inc., JMI Equity Fund, L.P. and Peter Schaeffer (incorporated by reference to Exhibit 10.7 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.8	Secured Convertible Promissory Note Purchase Agreement dated as of September 29, 1994 by and between NEON Systems, Inc. and JMI Equity Fund, L.P., as amended (incorporated by reference to Exhibit 10.8 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.9	Secured Convertible Promissory Note Purchase Agreement dated as of March 30, 1995 by and between NEON Systems, Inc. and JMI Equity Fund, L.P., as amended (incorporated by reference to Exhibit 10.9 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.10	Secured Convertible Promissory Note Purchase Agreement dated as of November 22, 1995 by and between NEON Systems, Inc. and JMI Equity Fund, L.P. (incorporated by reference to Exhibit 10.10 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

Exhibit Number		Description

10.11		Secured Promissory Note dated March 31, 1997 to the order of JMI Equity Fund, L.P. in the original principal amount of $1,049,100.78, as amended (incorporated by reference to Exhibit 10.11 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.12		Amendment to Convertible Debt Documentation and Exercise of Conversion Right dated March 31, 1997 by and between NEON Systems, Inc. and JMI Equity Fund, L.P. (incorporated by reference to Exhibit 10.12 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.13		Registration Rights Agreement dated as of May 19, 1993 by and between NEON Systems, Inc., JMI Equity Fund, L.P. and Peter Schaeffer (incorporated by reference to Exhibit 10.13 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.14	*	Form of Indemnification Agreement between NEON Systems, Inc. and each of its directors (incorporated by reference to Exhibit 10.14 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.15		Lease Agreement between Turner Andreac, LLC and NEON Systems, Inc. for office space located at 14100 Southwest Freeway, Suite 500 in Sugar Land, Texas (incorporated by reference to Exhibit 10.15 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.16		Lease Agreement, dated December 9, 1996, between Nu-Swift Sovereign Limited and NEON Systems (U.K.) Limited for office space located at Sovereign House 26/30 London Road in Twickenham, Middlesex (incorporated by reference to Exhibit 10.16 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.17		Lease Agreement dated September 1, 1997 between NEON Systems GmbH and Triple P. Deutschland GmbH (incorporated by reference to Exhibit 10.17 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.18		Agreement by and between Goal Systems International, Inc., NEON Systems, Inc. and Peter Schaeffer dated January 8, 1992 (incorporated by reference to Exhibit 10.18 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.19		Stockholders Agreement dated May 19, 1993 by and among NEON Systems, Inc. and JMI Equity Fund, L.P. and Peter Schaeffer (incorporated by reference to Exhibit 10.19 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.20		Stock Restriction Agreement dated May 19, 1993 by and among NEON Systems, Inc., Peter Schaeffer and JMI Equity Fund, L.P. (incorporated by reference to Exhibit 10.20 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.21		Service Agreement dated as of December 18, 1998 by and among NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.21 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.22		Stock Purchase Agreement dated June 1, 1998 by and between NEON Systems, Inc. and Wayne E. Webb, Jr. (incorporated by reference to Exhibit 10.22 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.23		Stockholders Agreement, dated June 1, 1998, by and between NEON Systems, Inc. and Wayne E. Webb, Jr. (incorporated by reference to Exhibit 10.23 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

Exhibit Number		Description

10.24		Form of NEON Distributor Agreement (incorporated by reference to Exhibit 10.24 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.25	*	Employment Agreement dated January 4, 2001 between NEON Systems, Inc. and Louis R. Woodhill (incorporated by reference to Exhibit 10.25 to NEON’s Form 10-K for the fiscal year ended March 31, 2002 filed on June 27, 2002).

10.26		Amendment to Lease Agreement between Turner Andreac, LLC and NEON Systems, Inc. for office space located at 14100 Southwest Freeway, Suite 500 in Sugar Land, Texas (incorporated by reference to Exhibit 10.25 to NEON’s Form 10-K for the fiscal year ended March 31, 2001 filed on June 29, 2001).

10.27	*	NEON Systems, Inc. 2002 Stock Plan effective as of March 26, 2002 (incorporated by reference to Exhibit 10.27 to NEON’s Form 10-K for the fiscal year ended March 31, 2002 filed on June 27, 2002).

10.28	*	NEON Systems, Inc. 2002 Director Option Plan, effective as of March 26, 2002 (incorporated by reference to Exhibit 10.28 to NEON’s Form 10-K for the fiscal year ended March 31, 2002 filed on June 27, 2002).

10.29	*	Resolutions of the Board of Directors of NEON Systems, Inc. dated January 28, 2002 related to a change in compensation for Louis R. Woodhill (incorporated by reference to Exhibit 10.29 to NEON’s Form 10-K for the fiscal year ended March 31, 2002, filed on June 27, 2002).

10.30	*	Offer Letter dated October 11, 2001 between NEON Systems, Inc. and Mark Cresswell (incorporated by reference to Exhibit 10.30 to NEON’s Form 10-K for the fiscal year ended March 31, 2002, filed on June 27, 2002).

10.31	*	Asset Purchase Agreement between NEON Systems, Inc. and Lakeview Advisors Corporation (BVI) Limited dated March 29, 2002 (incorporated by reference to Exhibit 10.31 to NEON’s Form 10-K for the fiscal year ended March 31, 2002, filed on June 27, 2002).

10.32		Option Agreement between NEON Systems, Inc. and Scalable Software, Inc., dated June 26, 2002, 2002 (incorporated by reference to Exhibit 10.32 to NEON’s Form 10-K for the fiscal year ended March 31, 2002, filed on June 27, 2002).

10.33		Promissory Note between NEON Systems, Inc. and Scalable Software, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.33 to NEON’s Form 10-K for the fiscal year ended March 31, 2002, filed on June 27, 2002).

10.34		Security Agreement between NEON Systems, Inc. and Scalable Software, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.34 to NEON’s Form 10-K for the fiscal year ended March 31, 2002, filed on June 27, 2002).

10.35		Guaranty Agreement between NEON Systems, Inc., John J. Moores, Louis R. Woodhill and James R. Woodhill, dated June 26, 2002 (incorporated by reference to Exhibit 10.35 to NEON’s Form 10-K for the fiscal year ended March 31, 2002, filed on June 27, 2002).

10.36	*	Employment Agreement dated May 29, 2002 between NEON Systems, Inc. and Brian D. Helman (incorporated by reference to Exhibit 6.1 to NEON’s Form 10-Q effective November 12, 2002).

10.37		Termination and Customer Support Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.1 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

Exhibit Number	Description

10.38	$3,000,000 Convertible Promissory Note dated August 14, 2002 between Peregrine/Bridge Transfer Corporation, as Maker, and NEON Systems, Inc. as Payee (incorporated by reference to Exhibit 10.2 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.39	$3,584,028 Consolidated Promissory Note dated August 14, 2002 between Peregrine/Bridge Transfer Corporation, as Maker, and NEON Systems, Inc., as Payee (incorporated by reference to Exhibit 10.3 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.40	Security Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.4 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.41	Subordination Agreement dated August 14, 2002 between Skunkware, Inc. and NEON Systems, Inc. (incorporated by reference to Exhibit 10.5 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.42	Trademark License Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.6 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.43	License and Distribution Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.7 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.44	Services Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.8 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.45	Assignment Agreement dated August 14, 2002, between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.9 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

21.1	Subsidiaries of NEON Systems, Inc. (incorporated by reference to Exhibit 21.1 to NEON’s Registration Statement on Form S-1 (Registration number 333-69651) effective March 5, 1999).

23.0+	Consent of KPMG LLP to Form S-8 Registration Statements of NEON Systems, Inc.

24.1+	Power of Attorney (included on first signature page).

99.1+	Certification of Mark Cresswell, principal executive officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2+	Certification of Brian D. Helman, principal financial and accounting officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3+	Certification of Mark Cresswell, principal executive officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.4+	Certification of Brian D. Helman, principal financial and accounting officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement. NEON will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Chief Financial Officer, NEON Systems, Inc., 14100 Southwest Freeway, Suite 500, Sugar Land, Texas 77478.
+	Filed herewith