Form 10-K/A
period 2003-03-31
NEON SYSTEMS INC
filed 2003-07-29
CIK 1072978

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

This Amendment No. 1 on Form 10-K/A amends Part III of the original Annual Report on Form 10-K (the “Original Form 10-K”) filed on June 28, 2003, on behalf of the Registrant.

Items 10-13 of Part III of the Original Form 10-K are hereby amended in their entirety to read as follows:

PART III

Item 10.    Directors and Executive Officers of Registrant

Our executive officers, their ages as of July 25, 2003, and certain additional information about them are as follows:

Name	Age	Position
John J. Moores	59	Chairman of the Board of Directors
Mark J. Cresswell	38	President and Chief Operating Officer
Brian D. Helman	33	Chief Financial Officer and Secretary
Jonathan Reed	47	Vice President of Product Marketing and Channel Sales
Chris Garner	47	Vice President of Research & Development
Shelby R. Fike	44	Vice President and General Counsel
Charles E. Noell III	51	Director
Norris van den Berg	64	Director
Peter Schaeffer	47	Director
George H. Ellis	54	Director
Richard Holcomb	41	Director
David F. Cary	47	Director
Loretta Cross	46	Director

Set forth below is information concerning the age and business experience of our directors and executive officers.

John J. Moores, age 59, has served as Chairman of our Board of Directors since May 1993. From June 2001 to October 15, 2001, Mr. Moores also served as NEON’s Interim Chief Executive Officer. Since December 1994, Mr. Moores has served as owner and Chairman of the Board of the San Diego Padres Baseball Club, L.P. and since September 1991 as Chairman of the Board of JMI Services, Inc., a private investment company. In 1980, Mr. Moores founded BMC Software, Inc., a vendor of system software utilities, and served as its President and Chief Executive Officer until 1986 and as its Chairman of the Board until 1992. Mr. Moores also serves as Chairman of the Board of numerous privately held companies, including Skunkware, Inc. and Scalable Software, Inc. Mr. Moores also served as a director of Peregrine Systems, Inc., an infrastructure management software company from 1989 to 2002 and served as its Chairman from March 1990 to July 2000 and again beginning May 6, 2002. From October 1997 until August 2000, Mr. Moores also served as a director of BindView Development Corporation, a systems management software company. Mr. Moores holds a B.S. in Economics and a J.D. from the University of Houston.

Mark J. Cresswell, age 38, NEON’s President and Chief Operating Officer since March 2003, joined NEON Systems in October 2001 as Vice President and General Manager of the Shadow group. Mr. Cresswell joined NEON from Framesoft, an investment banking software company based in Switzerland. Prior to Framesoft, Cresswell joined NEON Systems in 1995 serving as Managing Director of the United Kingdom (UK) and Benelux operations. As one of NEON Systems’ first international employees, Cresswell was in charge of managing the UK operations for NEON for 5 years. Prior to joining NEON, Mr. Cresswell has held various senior positions with several high-tech organizations. Mr. Cresswell is qualified in Pure and Applied Mathematics from Westcliff College in England.

Brian D. Helman, age 33, joined NEON Systems in May 2002 as vice president of finance and became NEON’s Chief Financial Officer in June of 2002. Prior to joining NEON Systems, Helman served as vice president of finance and business planning for NetSpeak Corporation, a publicly held global provider of telecommunications software. Prior to joining Netspeak Corporation in 1996, Helman worked in the audit practice of Deloitte & Touche, LLP. Helman is a certified public accountant and holds a Bachelor of Science degree in finance from the University of Florida.

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

Chris Garner, age 47, NEON’s Vice President of Research and Development since February 2003, joined NEON System in 2002 as a Director of Development. Prior to NEON Garner served as the Vice President of Research and Development at Altra Energy Technologies/Caminus Corporation, an energy trading and management software company based in Houston and New York. Prior to Altra, Garner was with BMC Software as the Director of Development in the Patrol division. Garner has held various senior positions with several high-tech organizations in both R&D and Product Management roles.

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

Charles E. Noell, III, age 51, has served as a director since May 1993. Since January 1992, Mr. Noell has served as President and Chief Executive Officer of JMI Services, Inc., and as a General Partner of JMI Partners, L.P., which is the General Partner of JMI Equity Fund, L.P. From 1992 to 2002, Mr. Noell has served as a director of Peregrine Systems, Inc. Mr. Noell also serves on the board of numerous privately held companies, including NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation), Scalable Software, Inc. and Skunkware, Inc. Mr. Noell holds a B.A. in History from the University of North Carolina at Chapel Hill and an M.B.A. from Harvard University.

Norris van den Berg, age 64, has served as a director since May 1993. Mr. van den Berg has served as a General Partner of JMI Partners, L.P., which is the General Partner of JMI Equity Fund, L.P., since July 1991. Prior to joining JMI, Mr. van den Berg served in various management positions at IBM. Mr. van den Berg also served as a director of Peregrine Systems, Inc. from 1992 until October 2000, and is currently a director of NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation) and Skunkware, Inc. Mr. van den Berg holds a B.A. in Philosophy and Mathematics from the University of Maryland.

Peter Schaeffer, age 47, is NEON’s founder and has been a member of our Board of Directors and of our predecessor-in-interest, NEON Systems, Inc., an Illinois corporation, since July 1991. From November 1995 to February 2001, Mr. Schaeffer served as our Chief Technology Officer. From July 1991 to October 1995, Mr. Schaeffer served as our President and Chief Executive Officer. From June 1990 to June 1991, Mr. Schaeffer was employed with Goal Systems International, Inc., a privately held software development company. In 1986, Mr. Schaeffer co-founded MVS Software, a privately held software development company, and was Vice President—Technology of MVS Software until April 1990. Mr. Schaeffer is currently employed by JMI. Mr. Schaeffer holds a B.S. in Organic Chemistry from the University of Chicago.

George H. Ellis, age 54, has served as a director since January 2000. In October 2001, Mr. Ellis was retained to be the Chief Executive Officer, Chairman and a member of the Board of Directors of AremisSoft Corporation, a global supplier of enterprise-wide applications software that was experiencing financial issues and an SEC investigation with respect to its prior management. In March of 2002, Mr. Ellis led AremisSoft Corporation in filing a petition to reorganize in bankruptcy in his turn-around efforts. In August of 2002, AremisSoft exited bankruptcy as a reorganized entity. Mr. Ellis also served as executive vice president and chief operating officer of the Communities Foundation of Texas from February 2000 until October 2001. Mr. Ellis served as Chief Financial Officer of Sterling Software, Inc. from 1985 through June 1996, and held a similar position with Sterling Commerce, Inc. from February 1996 through June 1996. From 1996 through 1999, Mr. Ellis was a full time law student and a business consultant providing consulting services to various technology-related companies. During this time he was also a Founder and Managing Director of Chaparral Ventures, Ltd., a Dallas-based venture capital firm focused on electronic commerce investment. Mr. Ellis also is a member of the Board of Advisors to the law school at Southern Methodist University and the Advisory Board of the Entrepreneurs Foundation of North Texas. Mr. Ellis is a Certified Public Accountant and an attorney in the State of Texas. Mr. Ellis holds a B.S. in Accounting from Texas Tech University and a J.D. from Southern Methodist University.

Richard Holcomb, age 41, has served as a director since May 1993. In March 2003, Mr. Holcomb cofounded and serves as the chief-executive officer and chairman of StrikeIron, a web services technology company. Prior to founding StrikeIron, Mr. Holcomb served as the interim CEO at GadgetSpace and oversaw its acquisition by Inphonic in 2001. In 1995 Mr. Holcomb co-founded HAHT Commerce, an e-commerce application provider, and served as its Chief Executive Officer and Chairman from 1995 until 2001. Prior to 1995, Mr. Holcomb co-founded Q+E Software, a privately held supplier of client/server database access technology, in 1986 and from 1986 through 1994 served as its Chief Executive Officer, President and Chairman. Q+E Software was acquired by Intersolv in 1994. Mr. Holcomb serves on several public advisory boards, including the North Carolina State University Graduate School Board of Advisors, the North Carolina Electronics and Information Technology Association (NCEITA), the Council for Entrepreneurial Development (CED) and is a former appointed member of the North Carolina Information Resources Management Commission. Mr. Holcomb is also a director of three privately-held software companies. Mr. Holcomb holds a B.S. degree in Computer Science from the University of South Carolina and an M.S. in Computer Science from North Carolina State University.

David F. Cary, age 47, was appointed to the Board of Directors as a Class III director and as a member of the Audit Committee on December 5, 2002. From 1992 to the present, Mr. Cary has served as Chief Financial Officer of, and in various other management capacities with, I2 Technologies, Inc., a public software company. Before joining I2 Technologies, Mr. Cary was an Accounting System Controller for ComputerLand Texas, a distributor of computer equipment, from December 1991 to June 1992. Mr. Cary is a Certified Public Accountant and holds a B.S. in accounting from San Francisco State University and an M.B.A. from Southern Methodist University.

Loretta Cross, age 46, was appointed to the Board of Directors as a Class III director and as a member of the Audit Committee on December 5, 2002. Ms. Cross is the Senior Managing Director for FTI Consulting, Inc., a private financial consulting firm, since its acquisition of the U.S. Business Recovery Services Division of PricewaterhouseCoopers in September 2002. From 1991 to August 30, 2002, Ms. Cross served as a Partner with PricewaterhouseCoopers, LLP. Before joining PricewaterhouseCoopers LLP, Ms. Cross was with Ernst & Young LLP and Touche Ross & Co. LLP. Since January 1, 2002, Ms. Cross has served as a director of the Texas Gulf Coast Lupis Foundation, a non-profit organization. Ms. Cross is a Certified Public Accountant and holds a B.B.A. in accounting from University of Texas at Austin.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors, and beneficial owners of more than ten percent (10%) of any class of equity security registered pursuant to the Securities Act of 1933, as amended, make certain filings with the SEC and the Company. We believe, based on information provided to us by the reporting persons, that during the fiscal year ended March 31, 2003, all directors, officers and ten percent (10%) beneficial owners timely complied with such filing requirements.

Item 11.    Executive Compensation

The following table sets forth for the fiscal years indicated the compensation earned by our former Chief Executive Officer, Louis R. Woodhill, our current principal executive officer, Mark Cresswell, President and Chief Operating Officer, and each of our four most highly compensated executive officers who were serving as officers at the end of the fiscal year ended March 31, 2003 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position (a)						Long-Term Compensation
		Annual Compensation				Awards		Payouts
	Year	Salary ($)	Bonus	Other Annual Compensation ($)		Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Louis R. Woodhill Former President and Chief Executive Officer Worldwide Sales	2003 2002 2001	417,692 112,500 —	— 135,000 —	225,000 — —	(2)	— — —	— 400,000 —	— __ —	— — —

Mark J. Cresswell (3) President and Chief Operating Officer Worldwide Sales	2003 2002 2001	300,000 139,201 —	— — —	— — —		— — —	— 200,000 —	— — —	— — —

Brian D. Helman (4) Chief Financial Officer	2003 2002 2001	150,000 — —	— — —	— — —		— — —	100,000 — —	— — —	— — —

Jonathan Reed Vice President of Product Development and Channel Sales Worldwide Sales	2003 2002 2001	186,000 145,875 115,000	— 62,573 69,944	— — —		— — —	20,300 — —	— — —	— — —

Chris Garner Vice President of Research and Development Worldwide Sales	2003 2002 2001	96,141 — —	9,260 — —	— — —		— — —	66,000 — —	— — —	— — —

Shelby R. Fike Vice President and General Counsel	2003 2002 2001	147,187 109,971 —	6,250 21,204 —	— — —		— — —	17,300 20,000 —	— — —	— — —

(1)	The compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers that are available generally to all of our salaried employees, and may not include certain perquisites and other personal benefits received by the Named Executive Officers that do not exceed the lesser of $50,000 or ten percent (10%) of any such officer’s salary and bonus disclosed in the table.
(2)	Mr. Woodhill resigned as a director and as NEON’s President and Chief Executive Officer on March 5, 2003. In connection with such resignation, Mr. Woodhill and NEON entered into a Separation Agreement securing certain transitional services from Mr. Woodhill, in addition to a full release of NEON. NEON paid Mr. Woodhill $225,000 to secure such Separation Agreement and the Release.
(3)	Mr. Cresswell rejoined NEON in October 2001 at an annual salary of $300,000. In addition, pursuant to the terms of his offer letter with NEON and as a condition to his acceptance of employment, NEON acquired Mr. Cresswell’s interest in the assets of Lakeview Advisors Corporation (BVI) Limited, a company formed in the British Virgin Islands, of which Mr. Cresswell is a principal. Under such agreement, Mr. Cresswell will receive an aggregate amount of $400,000 paid in equal quarterly payments of $25,000 over a four-year period from October 2001 to September 30, 2005 as a result of this transaction. Such payments are being made to Lakeview Advisors Corporation (BVI) Limited pursuant to the terms of a promissory note dated March 29, 2002. As of July 29, 2003, NEON had paid Lakeview Advisors Corporation (BVI) Limited approximately $157,500 of the aggregate amount of $400,000.
(4)	In connection with Mr. Helman’s relocation from Florida to Houston, NEON reimbursed $49,424 in relocation expenses incurred by Mr. Helman. In addition, in the event that Mr. Helman is terminated for any reason other than voluntary resignation or for good cause, Mr. Helman will receive twelve (12) months of severance pay in a lump sum payment.

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options made during the fiscal year ended March 31, 2003 to the Named Executive Officers:

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/Sh) (2)	Expiration Date (3)	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term (4)
					5% ($)	10% ($)
Louis R. Woodhill (5)	—	0.0%	—	—	—	—
Mark J. Cresswell	—	0.0%	—	—	—	—
Brian D. Helman (3)(6)	100,000	7.6%	$3.94	07/02/12	247,784	627,935
Jonathan Reed (3)	20,300	1.5%	$2.55	01/20/13	32,555	82,500
Shelby R. Fike (3)	17,300	1.2%	$2.55	01/20/13	27,744	79,691
Chris Garner (3)	66,000	4.7%	$3.27	10/16/12	135,728	343,961

(1)	Based on a total of 1,319,900 options granted during the fiscal year ended March 31, 2003. During the fiscal year ended March 31, 2003, 1,227,501 outstanding options were forfeited.
(2)	The option exercise price for the common stock is based on the fair market value on the date of grant as determined pursuant to the terms of the 1999 Long-Term Incentive Plan and 2002 Stock Plan.
(3)	Options granted have a ten-year term and vest over a four-year period with one-fourth of the options vesting one year from the date of grant and one forty-eighth of the options vesting each month thereafter. Options may terminate before their expiration date upon death, disability or termination of employment of the optionee.
(4)	In accordance with the rules of the Commission, shown are the gains or “option spreads” that would exist for the respective options granted. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed compound rates of stock price appreciation are mandated by the rules of the Commission and do not represent our estimate or projection of future prices of our common stock.
(5)	The options granted to Mr. Woodhill were granted on January 28, 2002, and vested over a four-year period with one fourth of the options vesting on October 15, 2002, and one forty-eighth of the options vesting each month thereafter. Mr. Woodhill resigned on March 5, 2003. Pursuant to the terms of the Separation Agreement between NEON and Mr. Woodhill, Mr. Woodhill was given two years until March 5, 2005, to exercise his 124,999 vested options. The remaining 275,001 unvested options expired and such shares were returned to the option pool.
(6)	In the event that NEON is acquired and within twelve (12) months of the acquisition Mr. Helman is terminated for any reason other than cause, including constructive termination, then all of Mr. Helman’s unvested options will vest and become immediately exercisable.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth, for each of the Named Executive Officers, information concerning the number of shares received during fiscal 2003 upon exercise of options and the aggregate dollar amount received from such exercise, as well as the number and value of securities underlying unexercised options held on March 31, 2003.

	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Louis R. Woodhill (2)	—	—	124,999	—	—	—
Mark Cresswell (3)	—	—	62,499	137,501	—	—
Brian D. Helman (3)	—	—	—	100,000	—	—
Jonathan Reed (3)	—	—	14,605	20,300	$20,393	—
Chris Garner (3)	—	—	—	66,000	—	—
Shelby R. Fike (3)	—	—	8,750	28,550	—	—

(1)	Based on the difference between the option exercise price and the closing sale price of $2.00 of our common stock as reported on the Nasdaq National Market on March 28, 2003, the last trading day of our 2002 fiscal year, multiplied by the number of shares underlying the options, no current options issued to executive officers are “in the money” options except as noted.
(2)	Mr. Woodhill resigned from the Company effective as of March 5, 2003. The Board of Directors has extended the period of time in which Mr. Woodhill may exercise his vested options to a termination date of March 31, 2005.
(3)	Options granted have a ten-year term and vest over a four-year period with one-fourth of the options vesting one year from the date of grant and one forty-eighth of the options vesting each month thereafter. Options may terminate before their expiration date upon death, disability or termination of employment of the optionee.

Compensation of Directors

During fiscal 2003, each of our non-employee directors was monetarily compensated for serving as a member of our Board of Directors. Each of the non-employee directors received a fee of $1,000 for each of the board meetings and committee meetings that they attended. In fiscal year 2003, the Board of Directors met 7 times, the Audit Committee met 5 times, the Compensation Committee met 5 times, and the Special Committee met 5 times.

In 1999 we adopted the Stock Option Plan for Non-Employee Directors for compensation of our non-employee directors and reserved 100,000 shares of our common stock for issuance thereunder. Under such plan, non-employee directors on the Board of Directors would be granted an option to purchase 7,500 shares of our common stock in connection with their respective appointments to our Board. The options granted under the Stock Option Plan for Non-Employee Directors vest equally in 33 1/3% increments on the date of each successive annual meeting during the three-year period following the date of grant.

At the annual meeting commenced on March 26, 2002 and reconvened on April 5, 2002, the 2002 Director Option Plan was approved by our stockholders to replace the Stock Option Plan for Non-Employee Directors. Each current non-employee director who was serving on the Board of Directors immediately following the Annual Meeting of Stockholders commenced on March 26, 2002 and who served on the Board of Directors in any of the last three fiscal years ended March 31, 2001, received a one-time initial “Election” option grant to purchase 12,500 shares of common stock for each of such three previous fiscal years, up to a maximum grant of 37,500 shares of common stock of NEON. Non-employee directors subsequently joining the Board of Directors, whether by appointment or election, will also receive a one-time initial “Election” option grant to purchase 12,500 shares of common stock under the 2002 Director Option Plan. On December 5, 2002, the Board expanded the Board of Directors from eight members to ten members and appointed David F. Cary and Loretta Cross as directors. On such date, the Board also authorized the issuance of an initial “Election” option grant to purchase 12,500 shares of common stock of NEON to Mr. Cary and Ms. Cross at an exercise price of $2.50 per share.

Additionally, all non-employee directors serving on the Board of Directors of NEON immediately following any subsequent annual meeting of stockholders after the adoption of the 2002 Director Option Plan who have served as a director of NEON for at least the preceding six months will receive an “Annual” grant of an option to purchase 12,500 shares of common stock under the 2002 Director Option Plan. The Election options granted under the 2002 Director Option Plan vest equally in quarterly increments during the three-year period following the date of grant. The Annual options granted will vest equally in quarterly increments during a two-year period following the date of grant.

All stock options granted pursuant to the Stock Option Plan for Non-Employee Directors are nonqualified stock options and will remain exercisable for a period of ten years from the date of grant or, if sooner, six months after the option holder ceases to be a director of NEON. In the event of a change in control of NEON or certain other significant events, all options outstanding under the Stock Option Plan for Non-Employee Directors would terminate, provided that immediately before the effective date of such transaction each holder of an outstanding option under the Stock Option Plan for Non-Employee Directors would be entitled to purchase the total number of shares of common stock that such option holder would have been entitled to purchase during the entire remaining term of the option.

All stock options granted pursuant to the 2002 Director Option Plan are and will be nonqualified stock options and will remain exercisable for a period of ten years from the date of grant. If a non-employee director’s status as a director terminates for any reason (excluding death and disability), then all options held by him or her under the 2002 Director Option Plan will expire three months following the termination. If the non-employee director’s status as a director terminates due to death or disability, then all options held by him or her under the 2002 Director Option Plan expire twelve months following the termination. In the event of any proposed dissolution or liquidation of NEON, any unexercised option would terminate immediately prior to the consummation of such proposed action. In the event of our merger or the sale of substantially all of our assets, each option may be assumed or an equivalent option substituted for by the successor corporation. If following such assumption or substitution a non-employee director’s status as a director terminates other than by his or her voluntary resignation, the option will become fully vested and exercisable. If the successor corporation does not agree to assume or substitute for the option, each option will become fully vested and exercisable for a period of 30 days from the date our Board of Directors notifies the non-employee director of the option’s full exercisability, after which the option will terminate.

Compensation Committee Interlocks and Insider Participation

Messrs. Moores, Noell, van den Berg, and Holcomb served on NEON’s Compensation Committee during fiscal 2002 and are continuing to serve on that committee. These individuals currently do not serve as officers or employees of NEON. Mr. Moores served as interim Chief Executive Officer from June 2001 to October 15, 2001 during which time no Compensation Committee meetings were held. Other than Mr. Moores, none of these directors have served as officers or employees of NEON or any of its subsidiaries prior to or while serving on NEON’s Compensation Committee. The following sets forth interlocks involving the executive officers and directors of NEON.

NEON interlocks with NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation and hereafter “NESI”). Mr. Noell and Mr. van den Berg serve as directors of NESI. Through his interest in Skunkware, Inc., Mr. Moores beneficially owns approximately 90% of NESI. Through their interests in Skunkware, Inc., each of Messrs. Noell and van den Berg beneficially own approximately 1% of NESI. See “Certain Transactions—Peregrine/Bridge Transfer Corporation.”

NEON interlocks with Skunkware, Inc. Messrs. Noell, Moores and van den Berg serve as the directors of Skunkware, Inc., the sole stockholder of NESI. Mr. Moores beneficially owns approximately 90% of Skunkware, Inc. Each of Messrs. Noell and van den Berg beneficially own approximately 1% of Skunkware, Inc.

NEON interlocks with Scalable Software, Inc. On December 21, 2001, NEON announced that it had entered into a non-binding term sheet to be granted a two-year option to acquire Scalable Software, Inc., a privately held Houston-based provider of software asset lifecycle management tools for Windows networks. This term sheet reflected a revision by NEON and Scalable Software of NEON’s previously announced plan to acquire Scalable Software. In addition, NEON also announced that Louis R. Woodhill, its then Chief Executive Officer, and Jim Woodhill had been appointed to the Board of Directors of NEON. On June 26, 2002, NEON entered into an Agreement and Plan of Merger, which documented the grant of the two-year option to acquire Scalable Software as outlined therein. Louis Woodhill is a founder of Scalable Software, Inc. and at that time both Louis and Jim Woodhill served on Scalable Software’s Board of Directors, together with John J. Moores, Peter Schaeffer and Charles E. Noell, III. On January 20, 2003, Mr. Woodhill resigned as a director and as the President and Chief Executive Officer of Scalable Software. On March 6. 2003, Mr. Woodhill resigned from his position as President and Chief Executive Officer of NEON, as well as from his position as a director of NEON. In June 2003, Jim Woodhill resigned from his position as director of NEON.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The percentage of shares owned provided in the table is based on 8,825,945 shares outstanding as of July 25, 2003. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The determination of whether these persons have sole voting and investment power is based on information provided by them. In computing an individual’s beneficial ownership, the number of shares of common stock subject to options held by that individual that are exercisable within 60 days of July 25, 2003 are also deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person.

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 25, 2003 by:

•	each of our directors;

•	Louis R. Woodhill, our former President and Chief Executive Officer, Mark J. Cresswell, our principal executive officer, and each of the four other most highly compensated individuals who served as our executive officers at fiscal year end;

•	all individuals who serve as directors or executive officers as a group; and

•	each person who is known by us to own beneficially more than 5% of our common stock.

	Shares Beneficially Owned
Directors, Officers and 5% Stockholders	Number	Percent (1)
Louis R. Woodhill, former president and chief executive officer (2)	139,999	1.6%
Mark J. Cresswell, principal executive officer (3)	137,469	1.6%
Brian D. Helman, principal financial and accounting officer (4)	31,250	*
Jonathan Reed, Vice President of Product Marketing and Channel Sales (5)	87,355	*
Chris Garner, Vice President of Research and Development (6)	16,500	*
Shelby R. Fike, Vice President and General Counsel (7)	11,750
John J. Moores, director (8)	3,673,092	42.0%
Charles E. Noell, director III (9)	299,619	3.4%
Norris van den Berg, director (10)	121,910	1.4%
James R. Woodhill, director (11)	98,510	1.1%
Peter Schaeffer, director (12)	362,668	4.1%
Richard Holcomb, director (13)	40,050	*
George H. Ellis, director (14)	21,041	*
David F. Cary, director (15)	3,125	*
Loretta Cross, director (16)	3,125	*
All executive officers and directors as a group (14 Persons) (17)	5,046,963	54.2%

*	Less than 1%
(1)	The percentage of ownership calculations (other than as declared in footnote 17) are based on 8,825,945 shares issued and outstanding on July 25, 2003.
(2)	Includes 15,000 shares of common stock held by the Woodhill Foundation and 124,999 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable within 60 days of July 25, 2003.
(3)	Includes 137,469 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable within 60 days of July 25, 2003.
(4)	Includes 31,250 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 25, 2003.

(5)	Includes 87,355 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable within 60 days of July 25, 2003.
(6)	Includes 16,500 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable within 60 days of July 25, 2003.
(7)	Includes 11,250 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 25, 2003.
(8)	Includes 3,646,842 shares of common stock owned by various family trusts for which Mr. Moores serves as trustee, as to which Mr. Moores disclaims beneficial ownership. Includes 10,000 shares of common stock owned by JMI Services, Inc. Also includes 26,250 shares of common stock issuable upon exercise of outstanding options that are presently exercisable or will become exercisable within 60 days of July 25, 2003. Mr. Moores address is c/o JMI, Inc., 12680 High Bluff Dr., Suite 200, San Diego, CA 92130.
(9)	Includes 273,369 shares of common stock and 26,250 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 25, 2003.
(10)	Includes 95,660 shares of common stock and includes 26,250 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 25, 2003.
(11)	Includes 15,000 shares of common stock held by the Woodhill Foundation, 11,685 shares held as trustee for a dependent and includes 5,625 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 25, 2003.
(12)	Includes 354,335 shares of common stock and includes 8,333 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 25, 2003.
(13)	Includes 40,050 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 25, 2003.
(14)	Includes 21,041 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 25, 2003.
(15)	Includes 3,125 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 25, 2003.
(16)	Includes 3,125 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 25, 2003.
(17)	The percentage of ownership calculation is based on 8,739,627 shares issued and outstanding, and 568,872 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 25, 2003.

Equity Compensation Plan Information

This table sets forth the aggregate number of shares of common stock reserved for issuance under all of the compensation plans previously approved by the stockholders of NEON Systems, Inc. as of the end of March 31, 2003, including (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans excluding item (a). There are no compensation plans that have not been previously approved by the stockholders of NEON Systems, Inc.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)(1)
Equity compensation plans approved by security holders	2,957,919	$6.7068	1,969,626
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	2,957,919	$6.7068	1,969,626

(1)	The 2002 Stock Plan provides for an annual increase on the first day of each fiscal year, beginning April 1, 2003, equal to the lesser of (i) 750,000 shares of NEON common stock, (ii) 5% of the outstanding shares of NEON common stock on such date, or (iii) a lesser amount determined by the Board of Directors. The 2002 Director Plan provides for an annual increase on the first day of each fiscal year, beginning April 1, 2003, equal to the lesser of (i) 2% of the outstanding shares of NEON common stock on such date, or (ii) a lesser amount determined by the Board of Directors.

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

On January 28, 2002, the Board of Directors adopted the 2002 Stock Plan, and reserved 2.0 million shares of NEON common stock for issuance under the 2002 Stock Plan plus (a) any shares of NEON common stock that had been reserved but not issued under our 1999 Long-Term Incentive Plan as of the date of stockholder approval of the 2002 Stock Plan, (b) any shares of NEON common stock returned to the 1999 Long-Term Incentive Plan as a result of termination of options or repurchase of shares of NEON common stock issued under the 1999 Long-Term Incentive Plan and (c) annual increases on the first day of each fiscal year, beginning April 1, 2003, equal to the lesser of (i) 750,000 shares of NEON common stock, (ii) 5% of the outstanding shares of NEON common stock on such date or (iii) a lesser amount determined by our Board of Directors. The 2002 Stock Plan replaces the 1999 Long-Term Incentive Plan. On March 26, 2002, the stockholders of NEON approved the 2002 Stock Plan at NEON’s Annual Meeting of Stockholders. As of March 31, 2003, the total outstanding stock options for the 2002 Stock Plan were 852,000. On April 1, 2003, the total shares available for issuance under the 2002 Stock Plan was increased 441,069, which was 5% of the total outstanding shares of NEON common stock on April 1, 2003.

On January 28, 2002, the Board of Directors adopted the 2002 Director Option Plan. The 2002 Director Option Plan is intended to replace the Stock Option Plan for Non-Employee Directors, which the Board of Directors terminated after approval of the 2002 Director Option Plan. The Board of Directors has reserved a maximum of 250,000 shares of NEON common stock for issuance under the 2002 Director Option Plan plus (a) any shares of NEON common stock which had been reserved but not issued under the Stock Option Plan for Non-Employee Directors as of the date of stockholder approval of the 2002 Director Option Plan, (b) any shares of NEON common stock returned to the Stock Option Plan for Non-Employee Directors as a result of termination of options or repurchase of shares issued under the Stock Option Plan for Non-Employee Directors, and (c) annual increases on the first day of each fiscal year, beginning on April 1, 2003, equal to the lesser of (i) 2% of the outstanding shares of NEON common stock on such date or (ii) an amount determined by our Board of Directors. On March 26, 2002, the stockholders of NEON approved the 2002 Director Option Plan at the NEON Annual Meeting of Stockholders. At the conclusion of the Annual Meeting on March 26, 2002, options to purchase 187,500 of the available 305,000 share option pool were issued as initial options to Non-Employee Directors who had served in any of the previous three fiscal years. On December 8, 2002, David F. Cary and Loretta Cross were appointed independent directors to NEON’s Board of Directors. In connection with such appointment, they were granted 12,500 initial options under the 2002 Director Option Plan. At the conclusion of the Annual Meeting of Stockholders on February 4, 2003, options to purchase 87,500 of the available 92,500 share option pool were issued as annual options to Non-Employee Directors who had served as such during the prior six-month period. On April 1, 2003, the number of shares available for issuance under the 2002 Director Option Plan was increased by 176,428 shares of NEON common stock (2% of the outstanding shares of NEON common stock on April 1, 2003.

Item 13.    Certain Relationships and Related Transactions

Certain Transactions

Members of NEON’s Board of Directors and certain executive officers of NEON are shareholders and/or directors in other companies with which NEON has business relationships. Transactions between NEON and these other companies are described below.

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

On July 17, 2001, NEON announced that it had entered into a letter of intent to acquire Scalable Software, Inc. At that time, Louis R. Woodhill, then Chief Executive Officer of NEON, was also a director, and the President and Chief Executive Officer of Scalable Software. In connection with the letter of intent, NEON and Scalable Software entered into a Promissory Note dated July 17, 2001, which provided bridge financing to Scalable in a maximum amount of $3.0 million with a maturity date of December 31, 2001, secured by the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill. On October 17, 2001, Mr. Woodhill was asked to serve as the President and Chief Executive Officer of NEON. On November 13, 2001, the promissory note was amended to increase the maximum lending limit to $3.5 million with an original maturity date of March 31, 2002, with such increased amount also being guaranteed by Messrs. Moores, Woodhill and Woodhill. On December 21, 2001, Mr. Woodhill and his twin brother Jim Woodhill, were asked to join the Board of Directors of NEON.

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

As noted above, certain current and former members of NEON’s board of directors and executive officers also serve as directors and executive officers of Scalable Software and claim beneficial ownership of approximately 82% of Scalable’s common stock. In addition, NEON has an option to acquire all of the outstanding shares of Scalable Software and is Scalable’s primary creditor. Therefore, NEON determined that it had effective control of Scalable Software while it was advancing funds to Scalable and accounted for its investment in Scalable Software using the modified equity method of accounting. Under this method of accounting, NEON recognized 100% of Scalable Software’s losses to the extent of advances made in excess of the guaranteed amount. At March 31, 2003, NEON had made total advances of $9.5 million to Scalable Software (including $6.0 million of unguaranteed advances) and recognized cumulative losses of $5.6 million, of which $3.5 million were recorded during fiscal 2003. As NEON does not currently intend to advance any additional funds to Scalable at this time, we do not currently foresee the recognition of any additional losses attributable to Scalable Software. Due to the uncertainties regarding NEON’s ultimate ability to recover any unguaranteed advances to Scalable Software, NEON has decided to not record the carrying value of its net advance to Scalable Software above the guaranteed amount. Accordingly, for fiscal 2003, NEON recorded a valuation allowance of $378,000 against the Scalable note receivable, reducing the carrying value of the note receivable to the $3.5 million guaranteed amount.

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

NEON SYSTEMS, INC.

By:	/s/ MARK CRESSWELL
Mark Cresswell President and Chief Operating Officer (principal executive officer)

Date: July 29, 2003

Exhibit Number	Description

31

Certification of Mark Cresswell, principal executive officer on NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Brian D. Helman, principal financial and accounting officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Mark Cresswell, principal executive officer on NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Brian D. Helman, principal financial and accounting officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.