Form 10-Q
period 2003-06-30
NEON SYSTEMS INC
filed 2003-08-14
CIK 1072978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-25457

NEON Systems, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	76-0345839
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

14100 Southwest Freeway, Suite 500, Sugar Land, Texas	77478
(Address of principal executive offices)	(zip code)

(281) 491-4200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of the registrant’s common stock outstanding as of August 13, 2003, was 8,832,170.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

NEON SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	JUNE 30, 2003	MARCH 31, 2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,365	$19,791
Accounts receivable, net	3,106	3,443
Taxes receivable	1,311	1,311
Other current assets	600	655

Total current assets	24,382	25,200

Property and equipment, net	753	839
Note receivable, net (related party, Note 7)	7,760	7,760
Other assets	44	515

Total assets	$32,939	$34,314

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$395	$424
Accrued expenses	1,971	2,116
Deferred revenue	4,873	6,086

Total current liabilities	7,239	8,626

Accrued restructuring expenses—long term (Note 6)	1,159	1,297

Total liabilities	8,398	9,923

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 8,825,945 and 8,764,427 shares issued and outstanding at June 30, 2003 and March 31, 2003, respectively	97	97
Additional paid-in capital	51,609	51,585
Treasury Stock, 913,400 shares at cost	(2,649)	(2,649)
Accumulative other comprehensive loss	(502)	(473)
Accumulated deficit	(24,014)	(24,169)

Total stockholders’ equity	24,541	24,391

Commitments and contingencies (Note 5)
Total liabilities and stockholders’ equity	$32,939	$34,314

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2003	2002
Revenues:
License	$1,560	$2,190
Maintenance	2,580	2,508

Total revenues	4,140	4,698
Cost of revenues:
Cost of licenses	83	183
Cost of maintenance	374	567

Total cost of revenues	457	750

Gross profit	3,683	3,948

Operating expenses:
Sales and marketing	1,816	3,241
Research and development	1,031	996
General and administrative	780	1,239
Restructuring costs	—	(138)

Total operating expenses	3,627	5,338

Operating income (loss)	56	(1,390)

Interest and other income, net	53	142
Equity loss in affiliate	—	(1,245)
Valuation allowance of note receivable	—	(573)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	109	(3,066)

Provision for income taxes	—	—

Income (loss) from continuing operations before cumulative effect of change in accounting principle	109	(3,066)

Loss from discontinued operations	(244)	(525)
Gain on disposal of discontinued operations	290	—

Income (loss) before cumulative effect of change in accounting principle	155	(3,591)
Cumulative effect of change in accounting principle	—	(1,043)

Net income (loss)	$155	$(4,634)

Earnings (loss) per common share—Basic:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.01	$(0.35)

Loss from discontinued operations	(0.02)	(0.06)
Gain on disposal of discontinued operations	0.03	—

Income (loss) before cumulative effect of change in accounting principle	0.02	(0.41)
Cumulative effect of change in accounting principle	—	(0.12)

Net income (loss)	$0.02	$(0.53)

Earnings (loss) per common share—Diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.01	$(0.35)

Loss from discontinued operations	(0.02)	(0.06)
Gain on disposal of discontinued operations	0.03	—

Income (loss) before cumulative effect of change in accounting principle	0.02	(0.41)
Cumulative effect of change in accounting principle	—	(0.12)

Net income (loss)	$0.02	$(0.53)

Weighted average shares outstanding:
Basic	8,801	8,682

Diluted	9,058	8,682

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$155	$(4,634)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	116	172
Loss from discontinued operations	244	525
Gain on disposal of discontinued operations	(290)	—
Cumulative effect of change in accounting principle	—	1,043
Non-cash compensation expense	—	26
Equity loss in affiliate	—	1,245
Valuation allowance of note receivable		573
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	195	1,580
Other current assets	290	80
Prepaid royalty (related party, Note 7)	—	(822)
Other assets	10	12
Accrued expenses	(390)	(835)
Accounts payable	(60)	113
Deferred revenue	(1,034)	(1,397)

Net cash used in operating activities	(764)	(2,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Scalable Software (related party, Note 7)	—	(1,616)
Purchases of furniture and equipment	(31)	(139)
Proceeds from sale of business	335	—

Net cash provided by (used in) investing activities	304	(1,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	24	3

Net cash provided by financing activities	24	3

Net cash flows from discontinued operations	9	123

Net decrease in cash and cash equivalents	(427)	(3,948)
Effect of exchange rate changes on cash	1	42
Cash and cash equivalents at beginning of period	19,791	34,506

Cash and cash equivalents at end of period	$19,365	$30,600

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$—

Cash paid during the period for interest	$—	$—

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for NEON Systems, Inc. and its subsidiaries (collectively, “NEON”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and in accordance with Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Operating results for interim periods are not necessarily indicative of results for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in NEON’s audited financial statements for the fiscal year ended March 31, 2003 which are included in NEON’s Form 10-K for the fiscal year ended March 31, 2003.

NOTE 2—PER SHARE INFORMATION

In calculating earnings per share information, NEON follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding, adjusted to reflect common stock equivalents, such as convertible preferred stock, stock options and warrants to purchase common stock, to the extent they are dilutive, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method.

Earnings per share:

(In thousands, except per share date)

	THREE MONTHS ENDED JUNE 30,
	2003	2002
Net income available for common shareholders	$155	$(4,634)
Weighted average outstanding shares of common stock	8,801	8,682
Dilutive effect of employee stock options	257	—

Common stock and common stock equivalents	9,058	8,682

Earnings per share:
Basic	$0.02	$(0.53)

Diluted	$0.02	$(0.53)

At June 30, 2003, there were options outstanding to purchase 2.8 million shares of common stock with a weighted-average exercise price of $8.96. For the three months ended June 30, 2003, 1.8 million were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. All outstanding options were excluded from the calculation of diluted loss per share for the three months ended June 30, 2002, as they were anti-dilutive.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	THREE MONTHS ENDED JUNE 30,
	2003	2002
Net income (loss) as reported	$155	$(4,634)
Add stock-based employee compensation expense included in reported net income (loss)	—	26
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	410	696

Pro forma net income (loss)	$(255)	$(5,304)

Basic earnings (loss) per share:
As reported	$0.02	$(0.53)

Pro forma	$(0.03)	$(0.61)

Diluted earnings (loss) per share:
As reported	$0.02	$(0.53)

Pro forma	$(0.03)	$(0.61)

NOTE 3—INCOME TAXES

NEON has recorded no income tax provision as the current year taxable income is offset by net operating loss carry-forwards that NEON had previously reserved. At March 31, 2003, NEON has a net operating loss carry-forward for income tax purposes of approximately $21.7 million that is available to offset future taxable income. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in the tax year 2020. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses. As of March 31, 2003, the valuation allowance fully offsets the Company’s net deferred tax assets.

NOTE 4—SEGMENT REPORTING

NEON considers its business activities to be in a single segment. NEON did not have any customers, individually or in aggregate that accounted for 10% or more of consolidated revenue during the three-month period ending June 30, 2003 and June 30, 2002.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes revenues by geographic region.

	THREE MONTHS ENDED JUNE 30,
	2003	2002
Revenues:
North America	$2,670	$3,554
United Kingdom	1,296	885
Other	174	259

	$4,140	$4,698

Operating loss:
United States	$(624)	$(1,615)
United Kingdom	629	197
Other	51	28

	$56	$(1,390)

	JUNE 30, 2003	MARCH 31, 2003
Identifiable Assets:
United States	$28,918	$30,842
United Kingdom	3,311	2,703
Other	710	769

	$32,939	$34,314

NOTE 5—COMMITMENTS AND CONTINGENCIES

On January 29, 2003, NEON received notification that it had been sued in Fort Bend County, Texas for alleged tortious interference with contract, tortious interference with prospective business relations and unfair competition in a lawsuit styled Phoenix Network Technologies (Europe) Limited vs. NEON Systems, Inc. and Computer Associates International Inc., 400th District Court, Ft. Bend County, Richmond, Texas, Cause Number 03-CV-127800. NEON is in the process of defending such action. Aside from this action, NEON is not involved in any current claim as legal action other than those arising in the ordinary course of business.

NOTE 6—RESTRUCTURING CHARGES

During the year ended March 31, 2003, NEON incurred restructuring charges of $3.0 million. The charges primarily relate to future losses due to the abandonment of leased facilities associated with a corporate reorganization as well as severance and non-cash stock compensation costs related with the termination of the distribution agreement with NEON Enterprise Software, Inc. The Company has not been able to sublease the abandoned facilities and therefore, has accrued the full amount of the future lease commitments. If the Company is able to sublease these facilities in the future, it may result in a reversal of this accrual. During fiscal 2002, NEON recorded a restructuring charge of $908,000. These charges also related to reductions in the Company’s cost structure, including reductions in force resulting in severance charges of $570,000 and losses from lease commitments of $338,000 due to the abandonment of certain leased facilities.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a roll forward of the restructuring accrual account for the three months ended June 30, 2003 (in thousands):

		Balance at March 31, 2003	Amounts Charged to Expense	Amounts Paid	Balance at June 30, 2003
2002 Restructuring Accrual	Facility closure	$62	$—	$(11)	$51
2003 Restructuring Accrual	Employee severance	149	—	(117)	32
	Facility closure	1,957	—	(176)	1,781

	Totals	$2,168	$—	$(304)	$1,864

The $1.9 million balance at June 30, 2003 consists primarily of future cash payments for abandoned facilities that will be paid through 2006. The current portion of this liability, $705,000, is included in accrued expenses.

NOTE 7—RELATED PARTY TRANSACTIONS

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

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 17, 2001, NEON announced that it had entered into a letter of intent to acquire Scalable Software, Inc. At that time, Louis R. Woodhill was a director, and the President and Chief Executive Officer of Scalable Software. In connection with the letter of intent, NEON and Scalable Software entered into a Promissory Note dated July 17, 2001, which provided bridge financing to Scalable in a maximum amount of $3.0 million with a maturity date of December 31, 2001, secured by the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill. On October 17, 2001, Mr. Woodhill was asked to serve as the President and Chief Executive Officer of NEON. On November 13, 2001, the promissory note was amended to increase the maximum lending limit to $3.5 million with an original maturity date of March 31, 2002, with such increased amount also being guaranteed by Messrs. Moores, Woodhill and Woodhill. On December 21, 2001, Mr. Woodhill and his twin brother Jim Woodhill, were asked to join the Board of Directors of NEON.

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

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As noted above, certain current and former members of NEON’s board of directors and executive officers also serve as directors and executive officers of Scalable Software and claim beneficial ownership of approximately 82% of Scalable’s common stock. In addition, NEON has an option to acquire all of the outstanding shares of Scalable Software and is Scalable’s primary creditor. Therefore, NEON determined that it had effective control of Scalable Software while it was advancing funds to Scalable and accounted for its investment in Scalable Software using the modified equity method of accounting. Under this method of accounting, NEON recognized 100% of Scalable Software’s losses to the extent of advances made in excess of the guaranteed amount. At March 31, 2003, NEON had made total advances of $9.5 million to Scalable Software (including $6.0 million of unguaranteed advances) and recognized cumulative losses of $5.6 million, of which $3.5 million were recorded during fiscal 2003. Due to the uncertainties regarding NEON’s ultimate ability to recover any unguaranteed advances to Scalable Software, NEON has determined that it should not record the carrying value of its net advance to Scalable Software above the guaranteed amount. Accordingly, for fiscal 2003, NEON recorded a valuation allowance of $378,000 against the Scalable note receivable, reducing the carrying value of the note receivable to the $3.5 million guaranteed amount.

Sheer Genius Software, Inc.

On January 3, 2002, NEON entered into a services agreement with Sheer Genius Software, Inc. of Austin, Texas, a company owned by Jim Woodhill. Jim Woodhill was a member of NEON’s Board of Directors at such time. Mr. Woodhill resigned as a director in June 2003. Also, JMI Services, Inc., a private company owned by John J. Moores, NEON’s Chairman, is a creditor of Sheer Genius. Under the first project description negotiated for such services agreement, Sheer Genius provided development services to NEON on a budgeted time and materials basis and delivered fixed deliverables

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consisting primarily of developed source code. The term of the initial project description was six months and the aggregate fees were $480,000. This agreement was extended by the Board for an additional three months with additional aggregate fees of $300,000. On October 16, 2002, the Board determined that the Services Agreement with Sheer Genius should be extended on a month-to-month basis. On May 20, 2003, NEON terminated the Agreement with Sheer Genius and will continue such development efforts internally. All fees under the arrangement were expensed as incurred and included in research and development. While NEON was Sheer Genius’ sole source of income, it was free to solicit other customers. Under the services agreement, all intellectual property created by Sheer Genius in the course of performing the services is owned by NEON. Sheer Genius received a license back of such intellectual property for limited use in the development by Sheer Genius of software that does not compete with software distributed by NEON. The Board of Directors reviewed the terms of the services agreement and project description and approved such agreements following disclosure of the interest of its officers and directors associated with Sheer Genius. For the year ended March 31, 2003, NEON paid $900,000 to Sheer Genius Software for services fees. As of the date of termination of the Services agreement with Sheer Genius, NEON had paid services fees in aggregate of $1.3 million.

NOTE 8—IMPAIRMENT OF INTANGIBLES

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

The pro-forma effects of the adoption of SFAS No. 142 on net loss and loss per share for NEON for the three months ended June 30, 2002 is as follows (in thousands, except per share data):

THREE MONTHS ENDED JUNE 30, 2002
Net loss as reported	$(4,634)
Add back: Cumulative effect of change in accounting principle	1,043

Adjusted net loss	$(3,591)

Loss per share—Basic and diluted
Loss per share, as reported	$(0.53)
Add back: Cumulative effect of change in accounting principle	0.12

Pro forma loss per share	$(0.41)

NOTE 9—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. NEON adopted SFAS No. 143 on April 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the NEON’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 on April 1, 2003 did not have a material impact on NEON’s consolidated financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The adoption of SFAS No. 145 on April 1, 2003 did not have a material impact on NEON’s consolidated financial statements.

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

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 10—DISCONTINUED OPERATIONS

On June 20, 2003, NEON entered into an Asset Purchase Agreement with a subsidiary of Skywire Ventures, L.L.C., a Dallas-based software vendor, to sell its iWave product line assets. As a result of the transaction, NEON recorded a gain on the sale of $290,000, net of closing expenses during the three months ended June 30, 2003. Total revenues attributed to the iWave product line for the three months ended June 30, 2003 and 2002 were $194,000 and $424,000, respectively. Operating losses associated with the iWave product line were classified as discontinued operations and represented $244,000 and $525,000 for the three months ended June 30, 2003 and 2002, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with NEON’s consolidated financial statements and the related notes thereto included in this report on Form 10-Q. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and entail various risks and uncertainties such as our plans, objectives, expectations and intentions. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth below in Part II, Item 5 under “Factors that May Affect Future Results.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terms.

OVERVIEW

NEON develops, markets and supports software products for the IBM mainframe platform. NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation, which was incorporated in June 1991. NEON’s Shadow products provide access and integration of IBM mainframe data and applications from standard application client environments, including the Internet application platforms, and client/server systems. NEON’s product mix in the past three fiscal years has consisted of NEON’s Shadow branded products, its iWave products, and the Enterprise Subsystem Management (“ESM”) products owned by NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation, hereafter “NESI”) and distributed by NEON. Over the last three fiscal years, NEON’s Shadow products accounted for the majority of its sales mix, representing 88%, 79%, and 75% of NEON’s sales for fiscal 2003, 2002, and 2001, respectively. During fiscal year 2003, NEON phased out its ESM product line and iWave product line. In August 2002, NEON terminated its distribution agreement with NESI, effectively exiting the ESM market SeeManagement’s Discussion and Analysis—Related Party Transactions and Note 7 to NEON’s consolidated financial statements. On October 31, 2002, NEON reduced the scope of its iWave operations and hired an investment advisor to assist NEON in divesting its iWave product line. On June 20, 2003, NEON entered into an Asset Purchase Agreement with a subsidiary of Skywire Ventures, L.L.C., a Dallas-based software vendor, to sell the iWave product line assets. See Note 10 to NEON’s consolidated financial statements.

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

On July 17, 2001, NEON announced that it had entered into a letter of intent to acquire Scalable Software, Inc. At that time, Louis R. Woodhill was a director, and the President and Chief Executive Officer of Scalable Software. In connection with the letter of intent, NEON and Scalable Software entered into a Promissory Note dated July 17, 2001, which provided bridge financing to Scalable in a maximum amount of $3.0 million with a maturity date of December 31, 2001, secured by the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill. On October 17, 2001, Mr. Woodhill was asked to serve as the President and Chief Executive Officer of NEON and served in such capacity until his resignation in March 2003. On November 13, 2001, the promissory note was amended to increase the maximum lending limit to $3.5 million with an original maturity date of March 31, 2002, with such increased amount also being guaranteed by Messrs. Moores, Woodhill and Woodhill. On December 21, 2001, Mr. Woodhill and his twin brother Jim Woodhill, were asked to join the Board of Directors of NEON and served in such capacity until their resignation in March 2003.

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

As noted above, certain current and former members of NEON’s board of directors and executive officers also serve as directors and executive officers of Scalable Software and claim beneficial ownership of approximately 82% of Scalable’s common stock. In addition, NEON has an option to acquire all of the outstanding shares of Scalable Software and is Scalable’s primary creditor. Therefore, NEON determined that it had effective control of Scalable Software while it was advancing funds to Scalable and accounted for its investment in Scalable Software using the modified equity method of accounting. Under this method of accounting, NEON recognized 100% of Scalable Software’s losses to the extent of advances made in excess of the guaranteed amount. At March 31, 2003, NEON had made total advances of $9.5 million to Scalable Software (including $6.0 million of unguaranteed advances) and recognized cumulative losses of $5.6 million, of which $3.5 million were recorded during fiscal 2003. Due to the uncertainties regarding NEON’s ultimate ability to recover any unguaranteed advances to Scalable Software, NEON has determined that it should not record the carrying value of its net advance to Scalable Software above the guaranteed amount. Accordingly, for fiscal 2003, NEON recorded a valuation allowance of $378,000 against the Scalable note receivable, reducing the carrying value of the note receivable to the $3.5 million guaranteed amount.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

	THREE MONTHS ENDED JUNE 30,
	2003	2002
Revenues:
License	38%	47%
Maintenance	62	53

Total revenues	100	100
Cost of revenues:
Cost of licenses	2	4
Cost of maintenance	9	12

Total cost of revenues	11	16

Gross profit	89	84
Operating expenses:
Sales and marketing	44	69
Research and development	25	21
General and administrative	18	27
Restructuring costs	—	(3)

Total operating expenses	87	114

Operating income (loss)	2	(30)
Interest and other income, net	1	3
Equity loss in affiliate	—	(27)
Valuation allowance of note receivable	—	(12)

Income (loss) from continuing operations before income taxes and
cumulative effect of change in accounting principle	3	(66)
Provision for income taxes	—	—

Income (loss) from continuing operations before cumulative effect of
change in accounting principle	3	(66)

Loss on discontinued operations	(6)	(11)
Gain on disposal of discontinued operations	7	—

Income (loss) before cumulative effect of change in accounting principle	4	(77)

Cumulative effect of change in accounting principle	—	(22)

Net income (loss)	4%	(99)%

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

REVENUES

License revenues for the three months ended June 30, 2003 were $1.6 million, a decrease of $630,000 from $2.2 million for the three months ended June 30, 2002. The reduction in license revenue was due to the elimination of NEON’s ESM product line, in addition to the overall weakness in the mainframe software market. ESM products accounted for $339,000 in license revenue during the three months ended June 30, 2002.

Maintenance revenues for the three months ended June 30, 2003 were $2.6 million, an increase of $72,000 from $2.5 million for the three months ended June 30, 2002. The increase primarily resulted from increases in maintenance renewal fees reflected as a percentage of current license fees, as well as growth of NEON’s accumulated installed customer base.

COST OF REVENUES

Cost of license revenues primarily consists of royalty payments to third parties, as well as other direct product costs such as product manuals and distribution and media costs associated with NEON’s software products. Cost of license revenues for the three months ended June 30, 2003 were $83,000, or 5.3% of license revenues, as compared to $183,000, or 8.4% of license revenues, for the three months ended June 30, 2002. The decrease in the cost of license revenues as a percentage of license revenue was due to the termination of product royalty payments to NESI, see “Related Party Transactions”.

Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance revenues for the three months ended June 30, 2003 were $374,000, or 14.5% of maintenance revenues, as compared to $567,000, or 22.6% of maintenance revenues, for the three months ended June 30, 2002. The reduction in cost of maintenance revenue as a percentage of maintenance revenue was due to the cumulative growth in NEON’s customer base and annual increases in maintenance fees combined with consolidation of the technical support staff.

OPERATING EXPENSES

Sales and marketing expenses include personnel costs, sales commissions and travel expenses of sales, presales support and marketing personnel, along with trade show participation and other promotional expenses. Sales and marketing expenses for the three months ended June 30, 2003 were $1.8 million, a decrease of $1.4 million from $3.2 million for the three months ended June 30, 2002. The reduction was primarily due to lower personnel costs associated with a headcount reduction during fiscal year 2003, combined with lower promotional marketing costs due to the elimination of the EMS product line and refocused its marketing efforts to emphasize its Shadow product line.

Research and development expenses primarily include personnel costs associated with NEON’s product development staff. Research and development expenses for the three months ended June 30, 2003 and 2002 were consistent, representing $1.0 million in both periods. Research and development may increase as NEON continues to expand its existing product lines and develop new products.

General and administrative expenses include personnel and other costs associated with NEON’s executive, financial, legal and administrative functions. General and administrative expenses for the three months ended June 30, 2003 were $780,000 million, a decrease of $459,000 from $1.2 million for the three months ended June 30, 2002. The decrease was primarily related to a reduction in administrative personnel.

Interest and other income for the three months ended June 30, 2003 was $53,000 as compared to $142,000 for the three months ended June 30, 2002. The reduction in interest income was primarily due to lower available cash balances combined with a decline in interest rates.

On June 20, 2003, NEON entered into an Asset Purchase Agreement with a subsidiary of Skywire Ventures, L.L.C., a Dallas-based software vendor, to sell its iWave product line assets. As a result of the transaction, NEON recorded a gain on the sale of $290,000, net of closing expenses during the three months ended June 30, 2003. Total revenues attributed to the iWave product line for the three months ended June 30, 2003 and 2002 were $194,000 and $424,000, respectively. Operating losses associated with the iWave product line were classified as discontinued operations and represented $244,000 and $525,000 for the three months ended June 30, 2003 and 2002, respectively.

NEON accounts for its investment in Scalable Software using the modified equity method of accounting. Under this method, NEON recognizes 100% of Scalable Software’s income or loss to the extent of advances made in excess of the guaranteed amount. For the three months ended June 30, 2002 NEON recorded an equity in loss of $1.2 million. NEON also recorded a valuation allowance of $573,000 for the three months ended June 30, 2002 against the Scalable note receivable to write-down the outstanding balance of the note to the guaranteed amount. NEON is no longer advancing funds to Scalable, therefore an equity loss was not recognized for the three months ended June 30, 2003. The note receivable from Scalable Software is recorded at the amount guaranteed by certain individuals. See “Related Party Transactions” and Note 7 to NEON’s financial statements.

No provision for income taxes was recorded for the three months ended June 30, 2003 as the current year taxable income is offset by net operating loss carry-forwards that NEON had previously reserved. No provision for income tax was recorded for the three months ended June 30, 2002, as NEON had a pre-tax loss for the period of $3.1 million. At March 31, 2003, NEON has a net operating loss carry-forward for income tax purposes of approximately $21.7 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in the tax year 2020. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses, therefore, as of June 30, 2003, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

NEON’s cash and cash equivalents at June 30, 2003 were $19.4 million, a decline of $426,000 from $19.8 million at March 31, 2003. This decrease was due primarily to cash used in normal operating activities.

Net cash used in operating activities was $764,000 and $2.3 million for the three months ended June 30, 2003 and 2002, respectively. The net cash used in operating activities for the three months ended June 30, 2003 resulted primarily from a reduction in deferred revenue. The net cash used in operating activities for the three months ended June 30, 2002, resulted primarily from NEON’s net operating loss.

During the three months ended June 30, 2003, net cash provided by investing activities was $304,000, primarily as a result from the proceeds from the sale of the iWave product line. Net cash used in investing activities during the three months ended June 30, 2002 was $1.8 million, primarily due to advances to Scalable Software (see “Related Party Transactions”).

NEON’s net cash provided by financing activities was $24,000 and $3,000 for the three months ended June 30, 2003 and 2002, respectively. The net cash provided by financing activities in both periods represents proceeds from the exercise of employee stock options.

NEON’s future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, market developments, the costs involved in maintaining and enforcing intellectual property rights, the level and timing of license revenue, and other factors. NEON believes that its current balance of cash and cash equivalents will be sufficient to meet its working capital, funding commitments and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, NEON may require additional funds to support its working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all, or if available, that such financing will be obtainable on terms acceptable to NEON, or that any additional financing will not be dilutive.

New Accounting Pronouncements

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. NEON adopted SFAS No. 143 on April 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the NEON’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 on April 1, 2003 did not have a material impact on NEON’s consolidated financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The adoption of SFAS No. 145 on April 1, 2003 did not have a material impact on NEON’s consolidated financial statements.

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

NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $19.4 million at June 30, 2003, and were invested in different types of commercial paper and money securities. NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2004.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, NEON carried out an evaluation, under the supervision and with the participation of NEON’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of NEON’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the principal executive officer and principal financial officer concluded that NEON’s disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, and made known to the principal executive officer and principal financial officer, on a timely basis to allow disclosure as required in this Quarterly Report on Form 10-Q. There have been no significant changes in NEON’s internal controls or in other factors which could significantly affect internal controls subsequent to the date NEON carried out its evaluation.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS—Please see the discussion in Part I, Note 5 of the “Condensed Notes to Consolidated Financial Statements,” which is incorporated by reference in this Part II, Item 1.

ITEM 2.	DEFAULTS UPON SENIOR SECURITIES—Not applicable.

ITEM 3.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS—Not applicable.

ITEM 4.	OTHER INFORMATION—

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

This report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including the following:

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

See Management’s Discussions and Analysis of Financial Condition and Results of Operations—Related Party Transactions and Note 7 to NEON’s consolidated financial statements.

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

ITEM 5.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit Number	Description

31.1	Certification of Mark J. Cresswell, principal executive officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian D. Helman, principal financial and accounting officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark J. Cresswell, principal executive officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian D. Helman, principal financial and accounting officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEON SYSTEMS, INC.

Date:	August 13, 2003	/s/ BRIAN D. HELMAN
Chief Financial Officer (principal financial and accounting officer)

Date:	August 13, 2003	/s/ MARK J. CRESSWELL
President and Chief Operating Officer (principal executive officer)