Form 10-Q
period 2003-09-30
NEON SYSTEMS INC
filed 2003-11-14
CIK 1072978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of October 31, 2003, was 8,878,297.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

NEON SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	SEPTEMBER 30, 2003	MARCH 31, 2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,875	$19,791
Accounts receivable, net	3,494	3,443
Taxes receivable	—	1,311
Other current assets	726	655

Total current assets	24,095	25,200

Property and equipment, net	610	839
Notes receivable, net (related party, Note 7)	7,760	7,760
Other assets	45	515

Total assets	$32,510	$34,314

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$323	$424
Accrued expenses	1,509	2,116
Deferred revenue	4,910	6,086

Total current liabilities	6,742	8,626

Accrued restructuring expenses – long term (Note 6)	1,125	1,297

Total liabilities	7,867	9,923

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 8,860,622 and 8,764,427 shares issued and outstanding at September 30, 2003 and March 31, 2003, respectively	98	97
Additional paid-in capital	51,638	51,585
Treasury stock, 913,400 shares at cost	(2,649)	(2,649)
Accumulative other comprehensive loss	(467)	(473)
Accumulated deficit	(23,977)	(24,169)

Total stockholders’ equity	24,643	24,391

Commitments and contingencies (Note 5)
Total liabilities and stockholders’ equity	$32,510	$34,314

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Revenues:
License	$1,138	$1,159	$2,698	$3,349
Maintenance	2,450	2,242	5,030	4,750

Total revenues	3,588	3,401	7,728	8,099
Cost of revenues:
Cost of licenses	—	82	83	265
Cost of maintenance	361	479	735	1,046

Total cost of revenues	361	561	818	1,311

Gross profit	3,227	2,840	6,910	6,788

Operating expenses:
Sales and marketing	1,478	2,752	3,294	5,993
Research and development	981	1,031	2,012	2,027
General and administrative	868	1,346	1,648	2,585
Restructuring costs	33	271	33	133
Loss on disposal	—	687	—	687

Total operating expenses	3,360	6,087	6,987	11,425

Operating loss	(133)	(3,247)	(77)	(4,637)

Interest and other income, net	117	111	170	253
Equity loss in affiliate	—	(939)	—	(2,184)
Valuation allowance of note receivable	—	91	—	(482)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(16)	(3,984)	93	(7,050)

Provision for income taxes	—	—	—	—

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(16)	(3,984)	93	(7,050)
Loss from discontinued operations	—	(2,266)	(244)	(2,791)
Gain on disposal of discontinued operations	53	—	343	—

Income (loss) before cumulative effect of change in accounting principle	37	(6,250)	192	(9,841)
Cumulative effect of change in accounting principle	—	—	—	(1,043)

Net income (loss)	$37	$(6,250)	$192	$(10,884)

Earnings (loss) per common share —Basic:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$—	$(0.46)	$0.01	$(0.81)

Loss from discontinued operations	—	(0.26)	(0.03)	(0.32)
Gain on disposal of discontinued operations	—	—	0.04	—

Income (loss) before cumulative effect of change in accounting principle	—	(0.72)	0.02	(1.13)
Cumulative effect of change in accounting principle	—	—	—	(0.12)

Net income (loss)	$—	$(0.72)	$0.02	$(1.25)

Earnings (loss) per common share —Diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$—	$(0.46)	$0.01	$(0.81)

Loss from discontinued operations	—	(0.26)	(0.03)	(0.32)
Gain on disposal of discontinued operations	—	—	0.04	—

Income (loss) before cumulative effect of change in accounting principle	—	(0.72)	0.02	(1.13)
Cumulative effect of change in accounting principle	—	—	—	(0.12)

Net income (loss)	$—	$(0.72)	$0.02	$(1.25)

Weighted average shares outstanding:
Basic	8,842	8,703	8,820	8,693

Diluted	8,842	8,703	9,182	8,693

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED SEPTEMBER 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$192	$(10,884)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	127	344
Loss from discontinued operations	244	2,791
Gain on disposal of discontinued operations	(343)	—
Cumulative effect of change in accounting principle	—	1,043
Non-cash compensation expense	—	349
Equity loss in affiliate	—	2,184
Valuation allowance of note receivable		482
Loss on Disposal	—	687
Impairment of fixed assets	46	—
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(328)	1,089
Tax receivable	1,311	—
Other current assets	218	377
Prepaid royalty (related party, Note 7)	—	(1,756)
Other assets	108	12
Accrued expenses	(1,049)	(1,065)
Accounts payable	(109)	117
Deferred revenue	(935)	(2,119)

Net cash used in operating activities	(518)	(6,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Scalable Software (related party, Note 7)	—	(2,465)
Advances to NESI (related party, Note 7)	—	(2,200)
Purchases of furniture and equipment	(32)	(236)
Proceeds from sale of business	461	—

Net cash provided by (used in) investing activities	429	(4,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	54	19

Net cash provided by financing activities	54	19

Net cash flows from discontinued operations	9	(220)

Net decrease in cash and cash equivalents	(26)	(11,451)
Effect of exchange rate changes on cash	110	(20)
Cash and cash equivalents at beginning of period	19,791	34,506

Cash and cash equivalents at end of period	$19,875	$23,035

Supplemental disclosure of cash flow information:
Cash received during the period for income tax refund	$1,420	$—

Cash paid during the period for interest	$—	$—

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for NEON Systems, Inc. and its subsidiaries (collectively, “NEON”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and in accordance with Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Operating results for interim periods are not necessarily indicative of results for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in NEON’s audited financial statements for the fiscal year ended March 31, 2003,which are included in NEON’s Form 10-K for the fiscal year ended March 31, 2003.

NOTE 2—PER SHARE INFORMATION

In calculating earnings per share information, NEON follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding, adjusted to reflect common stock equivalents, such as convertible preferred stock, stock options and warrants to purchase common stock, to the extent they are dilutive, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method. Although the Company reported net income for the quarter ended September 30, 2003, the Company also had a loss from continuing operations. Therefore, no potential common stock equivalents have been included in the computation of any diluted per share amounts, in accordance with SFAS No. 128.

Earnings per share:

(In thousands, except per share date)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Net income (loss) available for common shareholders	$37	$(6,250)	$192	$(10,884)

Weighted average outstanding shares of common stock	8,842	8,703	8,820	8,693
Dilutive effect of employee stock options	—	—	362	—

Common stock and common stock equivalents	8,842	8,703	9,182	8,693

Earnings (loss) per share:
Basic	$—	$(0.72)	$0.02	$(1.25)

Diluted	$—	$(0.72)	$0.02	$(1.25)

At September 30, 2003, there were options outstanding to purchase 2.5 million shares of common stock with a weighted-average exercise price of $6.46. For the three months ended September 30, 2003, 2.5 million options were excluded from the computation of diluted earnings per share, as NEON incurred a net loss from continuing operations for the period. For the six months ended September 30, 2003, 1.5 million options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. All outstanding options were excluded from the calculation of diluted loss per share for the three and six months ended September 30, 2002, as they were anti-dilutive.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock-Based Compensation

NEON applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting For Stock Issued To Employees, and related interpretations. As such, compensation expense has been recorded on the date of grant only if the estimated value of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting For Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. NEON has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Net income (loss) as reported	$37	$(6,250)	$192	$(10,884)
Add stock-based employee compensation expense included in reported net income (loss)	—	323	—	349
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	232	579	642	1,275

Pro forma net loss	$(195)	$(6,506)	$(450)	$(11,810)

Basic earnings (loss) per share:
As reported	$—	$(0.72)	$0.02	$(1.25)

Pro forma	$(0.02)	$(0.75)	$(0.05)	$(1.36)

Diluted earnings (loss) per share:
As reported	$—	$(0.72)	$0.02	$(1.25)

Pro forma	$(0.02)	$(0.75)	$(0.05)	$(1.36)

NOTE 3—INCOME TAXES

NEON has recorded no income tax provision as the current year taxable income is offset by net operating loss carry-forwards that NEON had previously reserved. At March 31, 2003, NEON has a net operating loss carry-forward for income tax purposes of approximately $21.7 million that is available to offset future taxable income. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in the tax year 2020. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses. As of March 31, 2003 and September 30, 2003, the valuation allowance fully offsets the Company’s net deferred tax assets.

NOTE 4—SEGMENT REPORTING

NEON considers its business activities to be in a single segment. NEON did not have any customers, individually or in aggregate that accounted for 10% or more of consolidated revenue during the six-month periods ending September 30, 2003 and September 30, 2002.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes revenues by geographic region.

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Revenues:
North America	$2,569	$2,731	$5,239	$6,285
United Kingdom	919	577	2,215	1,462
Other	100	93	274	352

	$3,588	$3,401	$7,728	$8,099

Operating income (loss):
United States	$(525)	$(3,177)	$(1,149)	$(4,792)
United Kingdom	443	74	1,072	271
Other	(51)	(144)	—	(116)

	$(133)	$(3,247)	$(77)	$(4,637)

	SEPTEMBER 30, 2003	MARCH 31, 2003
Identifiable Assets:
United States	$28,414	$30,842
United Kingdom	3,531	2,703
Other	565	769

	$32,510	$34,314

NOTE 5—COMMITMENTS AND CONTINGENCIES

On January 29, 2003, NEON received notification that it had been sued in Fort Bend County, Texas for alleged tortious interference with contract, tortious interference with prospective business relations and unfair competition in a lawsuit styled Phoenix Network Technologies (Europe) Limited vs. NEON Systems, Inc. and Computer Associates International Inc., 400th District Court, Ft. Bend County, Richmond, Texas, Cause Number 03-CV-127800. On October 27, 2003, the court granted NEON’s motion to dismiss the case. NEON will continue to defend this action further if required. Aside from this action, NEON is not involved in any current claim or legal action other than those arising in the ordinary course of business.

NOTE 6—RESTRUCTURING CHARGES

During the year ended March 31, 2003, NEON incurred restructuring charges of $3.0 million. The charges primarily relate to future losses due to the abandonment of leased facilities associated with a corporate reorganization as well as severance and non-cash stock compensation costs related to the termination of the distribution agreement with NEON Enterprise Software, Inc. The Company has not been able to sublease a large portion of the abandoned facilities and therefore, has accrued costs related to this portion of the future lease commitments. If the Company is able to sublease additional portions of the facilities in the future, it may result in reversal of this accrual. During fiscal 2002, NEON recorded a restructuring charge of $908,000. These charges also related to reductions in the Company’s cost structure, including reductions in force resulting in severance charges of $570,000 and losses from lease commitments of $338,000 due to the abandonment of certain leased facilities.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a roll forward of the restructuring accrual account for the six months ended September 30, 2003 (in thousands):

		Balance at March 31, 2003	Amounts Charged to Expense	Net Amounts Paid	Balance at September 30, 2003
2002 Restructuring Accrual	Facility closure	$62	$17	$22	$57

2003 Restructuring Accrual	Employee severance	149	—	149	—
	Facility closure	1,957	16	306	1,667

	Totals	$2,168	$33	$477	$1,724

The $1.7 million balance at September 30, 2003 consists of future cash payments for abandoned facilities that will be paid through 2006. The current portion of this liability, $599,000, is included in accrued expenses.

NOTE 7 —RELATED PARTY TRANSACTIONS

Certain former members of NEON’s Board of Directors and certain former executive officers of NEON were shareholders and/or directors in other companies with which NEON currently has investments. Transactions between NEON and these other companies are described below. The directors and officers involved in such transactions are no longer officers and directors of NEON. On March 6, 2003, Louis R. Woodhill resigned as a director and Chief Executive Officer of NEON. In June 2003, Jim Woodhill resigned as a director of NEON. At NEON’s annual meeting of stockholders on September 22, 2003, Mr. Moores, Mr. Noell, and Mr. Schaeffer did not stand for re-election and are no longer directors of NEON.

NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation)

NEON entered into a Termination and Customer Support Agreement (the Termination Agreement) on August 14, 2002, which terminated a distribution agreement with Peregrine/Bridge Transfer Corporation, a database software company whose sole stockholder is an affiliate of John J. Moores, NEON’s former Chairman of the Board of Directors. PBTC subsequently changed its name to NEON Enterprise Software, Inc. (“NESI”).

NEON currently holds a consolidated promissory note payable to NEON in the aggregate principal amount of $3.6 million, bearing no interest to its due date of March 31, 2005. This consolidated promissory note is secured by all of the intellectual property of NESI (“NESI IP”). NEON also currently holds a $3.0 million dollar convertible promissory note payable to NEON bearing no interest to its due date of March 31, 2005, which is also secured by the NESI IP. The $3.0 million convertible note is convertible by NEON, in its discretion, into equity in NESI at an agreed pre-cash valuation of $30.0 million dollars. Such conversion right will expire on the due date of the $3.0 million convertible note. On the Closing of the transaction in August 2002, NEON recorded the notes receivable from NESI at their estimated net present value, which was calculated at $4.3 million in aggregate value. As a result of the Termination Agreement, NEON recorded a loss on disposal of $687,000. NEON also evaluates the NESI IP on a quarterly basis to determine the note’s net realizable value. Accordingly, NEON will adjust the carrying value of the note if the net realizable value is determined to be below the carrying value. NEON management had an external valuation of the NESI IP performed as of March 31, 2003 and determined that no further impairment of the note was required. No changes have occurred since that date that NEON believes should require adjustment of the carrying value.

Scalable Software, Inc.

Scalable Software, Inc., a Houston-based provider of software solutions for IT portfolio management, is a company founded by Louis R. Woodhill, who served as NEON’s Chief Executive Officer until March 2003. Several former members of NEON’s Board of Directors, including Louis R. Woodhill, John J. Moores, Peter Schaeffer, Charles E. Noell III and Jim Woodhill, had or have a financial interest in Scalable Software.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, NEON obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON agreed to provide bridge financing of up to $5.5 million (subsequently increased to $6.0 million in October 2002), in addition to $3.5 million previously loaned to Scalable Software that was secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing has a 36-month term and does not bear interest during the term of the two-year option to acquire Scalable Software, which option expires June 26, 2004. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill for the initial $3.5 million loaned to Scalable Software, the $6.0 million loan is secured by all of the intellectual property rights of Scalable Software. As of January 2003, Scalable had exhausted its credit facility with NEON. Scalable has asked for and received waivers of NEON’s right of first refusal with respect to additional venture capital bridge financing and has closed a private placement of Convertible Preferred Stock.

During the period in which NEON was advancing funds to Scalable Software, NEON accounted for its investment in Scalable Software using the modified equity method of accounting. Under this method of accounting, NEON recognized 100% of Scalable Software’s losses to the extent of advances made in excess of the guaranteed amount. At September 30, 2003, NEON had made total advances of $9.5 million to Scalable Software (including $6.0 million of unguaranteed advances) and recognized cumulative losses of $5.6 million, of which $3.5 million were recorded during fiscal 2003. No losses have been recognized in fiscal year 2004 since NEON has no further obligation to advance funds to Scalable Software. Due to the uncertainties regarding NEON’s ultimate ability to recover any unguaranteed advances to Scalable Software, NEON has determined that it should not record the carrying value of its net advance to Scalable Software above the guaranteed amount of $3.5 million.

NOTE 8 – IMPAIRMENT OF INTANGIBLES

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

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro-forma effects of the adoption of SFAS No. 142 on net income (loss) per share for NEON for the six months ended September 30, 2002 is as follows (in thousands, except per share data):

SIX MONTHS ENDED SEPTEMBER 30, 2002
Net loss as reported	$(10,884)
Add back: Cumulative effect of change in accounting principle	1,043

Adjusted net loss	$(9,841)

Loss per share—Basic and diluted:
Loss per share, as reported	$(1.25)

Add back: Cumulative effect of change in accounting principle	$0.12

Pro forma loss per share	$(1.13)

There has been no effect of adoption recognized in subsequent periods.

NOTE 9 – IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, a amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. NEON adopted the disclosure requirements of SFAS No. 148 and these disclosures are included in the notes to NEON’s consolidated financial statements.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and as of December 31, 2003 to variable interests in variable interest entities obtained before January 31, 2003. Management is continuing to evaluate the impact that application of this Interpretation will have as of December 31, 2003 on NEON’s consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material effect on the results of operations or financial position of the Company.

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. NEON adopted the provisions of the Statement on July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on NEON’s financial statements.

NOTE 10 – DISCONTINUED OPERATIONS

On June 20, 2003, NEON entered into an Asset Purchase Agreement with a third party software vendor to sell its iWave product line assets. As a result of the transaction, NEON recorded a gain on the sale of $343,000, net of closing expenses, during the six months ended September 30, 2003. Total revenues attributed to the iWave product line for the three and six months ended September 30, 2002 were $393,000 and $817,000, respectively. Total revenue for the three months ended June 30, 2003 was $194,000. Operating losses associated with the iWave product line were classified as discontinued operations and represented $2.3 million and $2.8 million for the three and six months ended September 30, 2002, respectively. Operating loss for the three months ended June 30, 2003 was $244,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with NEON’s consolidated financial statements and the related notes thereto included in this report on Form 10-Q. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and entail various risks and uncertainties such as our plans, objectives, expectations and intentions. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth below in Part II, Item 4 under “Risk Factors that May Affect Future Results.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terms.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OVERVIEW

NEON develops, markets and supports software products for the IBM mainframe platform. NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation, which was incorporated in June 1991. NEON’s Shadow products provide access and integration of IBM mainframe data and applications from standard application client environments, including the Internet, application platforms, and client/server systems. NEON’s product mix in the past three fiscal years has consisted of NEON’s Shadow branded products, its iWave products, and the Enterprise Subsystem Management (“ESM”) products owned by NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation, hereafter “NESI”) and distributed by NEON. Over the last two fiscal years, NEON’s Shadow products accounted for the majority of its sales mix, representing 88% and 79% of NEON’s sales for fiscal 2003 and 2002, respectively. During fiscal year 2003, NEON phased out its ESM and iWave product lines. In August 2002, NEON terminated its distribution agreement with NESI, effectively exiting the ESM market. See Management’s Discussion and Analysis—Related Party Transactions and Note 7 to NEON’s consolidated financial statements. On June 20, 2003, NEON entered into an Asset Purchase Agreement with a third party software vendor to sell the iWave product line assets. See Note 10 to NEON’s consolidated financial statements.

NEON derives revenue from software licenses and maintenance services. License fees, which are based upon the number and capacity of servers as well as the number of client users, are generally due upon license grant and include a one-year maintenance period. The sales process typically takes between six and nine months. After the initial year of license, NEON provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee. Any factors adversely affecting the pricing of, demand for, or market acceptance of, our products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition. In fiscal 2003 and 2002, maintenance revenues represented 58% and 44% of total revenues, respectively. Maintenance revenues are expected to continue to increase as a percentage of total revenues in the future. During fiscal 2003, NEON did not have any customers that individually accounted for 10% or more of total revenue. In fiscal 2002 NEON had one customer that accounted for 10% of total revenue.

Since its inception, NEON has incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. Accordingly, NEON may need to increase its annual revenue to generate operating profits. There can be no assurance that NEON will achieve or sustain revenue growth and/or return to profitability in future quarters. As a result, management believes that it is possible that its cash resources may decline as a result of continuing losses from operations and incremental costs associated with financing and acquisition.

NEON conducts its business in the United Kingdom and Germany through two wholly owned consolidated subsidiaries, and revenues from these subsidiaries are denominated in local currencies. In connection with these foreign operations, NEON is exposed to foreign currency fluctuations for its net working capital positions. At September 30, 2003, NEON had no material commitments that would be satisfied in currencies other than U.S. dollars. In other international markets, NEON conducts substantially all of its business through independent third-party distributors. Revenues derived from third-party distributors are generally denominated in U.S. dollars. Revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 28% and 14% in fiscal 2003 and 2002, respectively. Foreign currency fluctuations have not had a significant impact on NEON’s revenues or operating results. Management does not currently have an active foreign exchange hedging program; however, NEON may implement a program to mitigate foreign currency transaction risk in the future.

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

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RELATED PARTY TRANSACTIONS

Certain former members of NEON’s Board of Directors and certain former executive officers of NEON were shareholders and/or directors in other companies with which NEON had investments or currently transacts business. Transactions between NEON and these other companies are described below. The directors and officers involved in such transactions are no longer officers and directors of NEON. On March 6, 2003, Louis R. Woodhill resigned as a director and Chief Executive Officer of NEON. In June 2003, Jim Woodhill resigned as a director of NEON. At NEON’s annual meeting of stockholders on September 22, 2003, Mr. Moores, Mr. Noell, and Mr. Schaeffer did not stand for re-election and are no longer directors of NEON.

NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation)

In January 1996, NEON entered into a Termination and Customer Support Agreement on August 14, 2002, which terminated a distribution agreement with Peregrine/Bridge Transfer Corporation, a database software company whose sole stockholder is an affiliate of John J. Moores, NEON’s former Chairman of the Board of Directors. PBTC subsequently changed its name to NEON Enterprise Software, Inc. (“NESI”).

NEON currently holds a consolidated promissory note payable to NEON in the aggregate principal amount of $3.6 million, bearing no interest to its due date of March 31, 2005. This consolidated promissory note is secured by all of the intellectual property of NESI (“NESI IP”). NEON also currently holds a $3.0 million dollar convertible promissory note payable to NEON bearing no interest to its due date of March 31, 2005, which is also secured by the NESI IP. The $3.0 million convertible note is convertible by NEON, in its discretion, into equity in NESI at an agreed pre-cash valuation of $30.0 million dollars. Such conversion right will expire on the due date of the $3.0 million convertible note. On the Closing of the transaction in August 2002, NEON recorded the notes receivable from NESI at their estimated net present value, which was calculated at $4.3 million in aggregate value. As a result of the Termination Agreement, NEON recorded a loss on disposal of $687,000. NEON also evaluates the NESI IP on a quarterly basis to determine the note’s net realizable value. Accordingly, NEON will adjust the carrying value of the note if the net realizable value is determined to be below the carrying value. NEON management had an external valuation of the NESI IP performed as of March 31, 2003 and determined that no further impairment of the note was required. No changes have occurred since that date that NEON believes should require adjustment of the carrying value.

Scalable Software, Inc.

Scalable Software, Inc., a Houston-based provider of software solutions for IT portfolio management, is a company founded by Louis R. Woodhill, who served as NEON’s Chief Executive Officer until March 2003. Several former members of NEON’s Board of Directors, including Louis R. Woodhill, John J. Moores, Peter Schaeffer, Charles E. Noell III and Jim Woodhill, had or have a financial interest in Scalable Software.

In June 2002, NEON obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON agreed to provide bridge financing of up to $5.5 million (subsequently increased to $6.0 million in October 2002), in addition to $3.5 million previously loaned to Scalable Software that was secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing has a 36-month term and does not bear interest during the term of the two-year option to acquire Scalable Software, which expires June 26, 2004. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill for the initial $3.5 million loaned to Scalable Software, the $6.0 million loan is secured by all of the intellectual property rights of Scalable Software. As of January 2003, Scalable had exhausted its credit facility with NEON. Scalable has asked for and received waivers of NEON’s right of first refusal with respect to additional venture capital bridge financing and NEON believes that Scalable has closed a private placement of Convertible Preferred Stock.

During the period in which NEON was advancing funds to Scalable Software, NEON accounted for its investment in Scalable Software using the modified equity method of accounting. Under this method of accounting, NEON recognized 100% of Scalable Software’s losses to the extent of advances made in excess of the guaranteed amount. At September 30, 2003, NEON had made total advances of $9.5 million to Scalable Software (including $6.0 million of unguaranteed advances) and recognized cumulative losses of $5.6 million, of which $3.5 million were recorded during fiscal 2003. No losses have been recognized in fiscal year 2004 since NEON has no further obligation to advance funds to Scalable Software. Due to the uncertainties regarding NEON’s ultimate ability to recover any unguaranteed advances to Scalable Software, NEON has determined that it should not record the carrying value of its net advance to Scalable Software above the guaranteed amount of $3.5 million.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Critical Accounting Policies

The following is a discussion of the accounting policies that NEON believes (1) are most important to the portrayal of its financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition Policies

Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4) and Statement of Position 98-9 (SOP 98-9). NEON adopted SOP 97-2 effective July 1, 1997, SOP 98-4 effective March 31, 1998 and SOP 98-9 effective April 1, 1999. NEON believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4 and SOP 98-9. Revenues from software license sales are recognized when all of the following conditions are met: a non-cancelable license agreement has been obtained, the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; no other significant vendor obligations exist; and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately. All elements of each order are valued at the time of revenue recognition. License revenues generally include software maintenance agreements for the first year following the date of sale. In such cases, revenues are allocated between licenses fees and maintenance revenues based on vendor-specific objective evidence. Revenues from first-year maintenance agreements and separately priced software maintenance agreements for subsequent years are deferred and recognized ratably on a straight-line basis over the maintenance period. NEON also markets and sells its products through independent distributors and resellers. License and maintenance revenues from these transactions are recognized as above, when sold to the ultimate end user and all of the above conditions are met.

Capitalized Software Costs

NEON follows SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Research and development expenditures have been charged to operations as incurred. No such costs have been capitalized to date.

Allowance for Doubtful Accounts Receivable

As a part of its normal accounting procedures, NEON evaluates outstanding accounts receivable to estimate whether they will be collected. This is a subjective process that involves making judgments about our customers’ ability and willingness to pay these accounts. An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance that we believe will be collected. In estimating the appropriate balance for this allowance, we consider (1) specific reserves for accounts we believe may prove to be uncollectible and (2) additional reserves, based on historical collections, for the remainder of our accounts. Additions to the allowance for doubtful accounts are charged to operating expenses, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible or when actual

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

experience differs from management’s estimate. If NEON’s estimate of uncollectible accounts should prove to be inaccurate at some future date, the results of operations for the period could be materially affected by any necessary correction to the allowance for doubtful accounts.

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

Accounting for Advances to Scalable Software

During the period in which NEON was advancing funds to Scalable Software, NEON accounted for its investment in Scalable Software using the modified equity method of accounting. Under this method of accounting, NEON recognized 100% of Scalable Software’s losses to the extent of advances made in excess of the guaranteed amount. At September 30, 2003, NEON had made total advances of $9.5 million to Scalable Software (including $6.0 million of unguaranteed advances) and recognized cumulative losses of $5.6 million, of which $3.5 million were recorded during fiscal 2003. No losses have been recognized in fiscal year 2004 since NEON has no further obligation to advance funds to Scalable Software. Due to the uncertainties regarding NEON’s ultimate ability to recover any unguaranteed advances to Scalable Software, NEON has determined that it should not record the carrying value of its net advance to Scalable Software above the guaranteed amount of $3.5 million.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

	THREE MONTHS ENDED SEPTEMEBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Revenues:
License	31.7%	34.1%	34.9%	41.4%
Maintenance	68.3	65.9	65.1	58.6

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of licenses	—	2.4	1.1	3.3
Cost of maintenance	10.1	14.1	9.5	12.9

Total cost of revenues	10.1	16.5	10.6	16.2

Gross profit	89.9	83.5	89.4	83.8
Operating expenses:
Sales and marketing	41.2	80.9	42.6	74.0
Research and development	27.3	30.3	26.0	25.0
General and administrative	24.2	39.6	21.3	31.9
Restructuring costs	0.9	8.0	0.4	1.6
Loss on disposal	—	20.2	—	8.5

Total operating expenses	93.6	179.0	90.4	141.1

Operating loss	(3.7)	(95.5)	(1.0)	(57.3)
Interest and other income, net	3.3	3.3	2.2	3.1
Equity loss in affiliate	—	(27.6)	—	(27.0)
Valuation allowance of note receivable	—	2.7	—	(6.0)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(0.4)	(117.1)	1.2	(87.0)
Provision for income taxes	—	—	—	—

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(0.4)	(117.1)	1.2	(87.0)

Loss on discontinued operations	—	(66.6)	(3.2)	(34.5)
Gain on disposal of discontinued operations	1.5	—	4.4	—

Income (loss) before cumulative effect of change in accounting principle	1.0	(183.8)	2.5	(121.5)
Cumulative effect of change in accounting principle	—	—	—	(12.9)

Net income (loss)	1.0%	(183.8)%	2.5%	(134.4)%

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

License revenues for the three months ended September 30, 2003 were $1.1 million, a decrease of $21,000 from $1.2 million for the three months ended September 30, 2002. ESM products accounted for $236,000 in license revenue during the three months ended September 30, 2002. Excluding ESM products, sales of NEON’s Shadow products increased slightly as a result of greater sales through OEM channels.

Maintenance revenues for the three months ended September 30, 2003 and 2002 were $2.5 million, an increase of $208,000 from $2.2 million. Maintenance revenue attributed to ESM products accounted for $88,000 during the three months ended September 30, 2002. The net increase in maintenance revenue was due to cumulative growth of NEON’s installed customer base combined with increases in maintenance renewal fees.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

COST OF REVENUES

Cost of license revenues primarily consists of royalty payments to third parties. Cost of license revenues for the three months ended September 30, 2002 were $82,000, or 7% of license revenues. NEON did not incur costs of license revenue during the three months ended September 30, 2003. The decrease in the cost of license revenues as a percentage of license revenue was due to the termination of product royalty payments to NESI, see “Related Party Transactions”.

Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance revenues for the three months ended September 30, 2003 were $361,000, or 15% of maintenance revenues, as compared to $479,000, or 21% of maintenance revenues, for the three months ended September 30, 2002. The reduction in cost of maintenance revenue as a percentage of maintenance revenue was due to the cumulative growth in NEON’s installed customer base and increases in maintenance renewal fees combined with consolidation of the technical support staff.

OPERATING EXPENSES

Sales and marketing expenses include personnel costs, sales commissions and travel expenses of sales, presales support and marketing personnel, along with other promotional expenses. Sales and marketing expenses for the three months ended September 30, 2003 were $1.5 million, a decrease of $1.3 million from $2.8 million for the three months ended September 30, 2002. The reduction was primarily due to lower personnel and promotional costs, which resulted from the termination of the distribution agreement for ESM products and refocusing the sales activities of the Shadow product line.

Research and development expenses primarily include personnel costs associated with NEON’s product development staff. Research and development expenses for the three months ended September 30, 2003 and 2002 were $1.0 million.

General and administrative expenses include personnel and other costs associated with NEON’s executive, financial, legal and administrative functions. General and administrative expenses for the three months ended September 30, 2003 were $868,000, a decrease of $478,000 from $1.3 million for the three months ended September 30, 2002. The decrease was primarily related to a reduction in administrative personnel.

NEON incurred restructuring charges of $271,000 during the three months ended September 30, 2002 related to termination of its distribution agreement with NESI. The charges primarily represented non-cash stock compensation costs resulting from the extension of stock options for severed employees. NEON incurred restructuring charges of $33,000 during the three months ended September 30, 2003 due to the adjustment of certain restructuring accruals for abandoned facilities.

As a result of the termination of prior agreements with NESI on August 14, 2002, NEON recorded a loss on disposal of $687,000 during the three months ended September 30, 2002.

Interest and other income for the three months ended September 30, 2003 was $117,000 as compared to $111,000 for the three months ended September 30, 2002. Interest and other income in the current period includes interest received on an income tax receivable collected during the quarter, which was offset by lower cash balances combined with a decline in short-term interest rates.

One June 20, 2003, NEON entered into an Asset Purchase Agreement with a third party software vendor to sell its iWave product line assets. Total revenues attributed to the iWave product line for the three months ended September 30, 2002 were $393,000. Operating losses associated with the iWave product line were classified as discontinued operations and represented $2.3 million for the three months ended September 30, 2002.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended September 30, 2002, NEON performed impairment tests on its intangible assets related to the iWave intellectual property. As a result, NEON recorded impairment charges of $1.3 million during the period. Such impairment charges are included in the loss from discontinued operations.

NEON accounts for its investment in Scalable Software using the modified equity method of accounting. Under this method, NEON recognizes 100% of Scalable Software’s income or loss to the extent of advances made in excess of the guaranteed amount. For the three months ended September 30, 2002 NEON recorded equity in loss of $939,000. NEON also recorded a valuation allowance against the Scalable note receivable to write-down the outstanding balance of the note to the guaranteed amount. NEON is no longer advancing funds to Scalable, therefore equity income or loss was not recognized for the three months ended September 30, 2003. The note receivable from Scalable Software is recorded at the amount guaranteed by certain individuals. See “Related Party Transactions” and Note 7 to NEON’s consolidated financial statements.

No provision for income taxes was recorded for the three months ended September 30, 2003, as the current year taxable income is offset by net operating loss carry-forwards that NEON had previously reserved. No provision for income tax was recorded for the three months ended September 30, 2002, as NEON had a pre-tax loss for the period of $6.3 million. At March 31, 2003, NEON has a net operating loss carry-forward for income tax purposes of approximately $21.7 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in the tax year 2020. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses, therefore, as of September 30, 2003, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these loss carryforwards.

SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

License revenues for the six months ended September 30, 2003 were $2.7 million, a decrease of $651,000 from $3.3 million for the six months ended September 30, 2002. The reduction in license revenue was primarily due to the termination of the distribution agreement for ESM products, which accounted for $575,000 in license revenue during the six months ended September 30, 2002.

Maintenance revenues for the six months ended September 30, 2003 were $5.0 million, an increase of $280,000 from $4.8 million for the six months ended September 30, 2002. ESM products accounted for $323,000 in maintenance revenue during the six months ended September 30, 2003. The net increase in maintenance revenue was due to cumulative growth of NEON’s installed customer base combined with increases in maintenance renewal fees.

COST OF REVENUES

Cost of license revenues primarily consists of royalty payments to third parties. Cost of license revenues for the six months ended September 30, 2003 were $83,000, or 3% of license revenues, as compared to $265,000, or 8% of license revenues, for the six months ended September 30, 2002. The decrease in the cost of license revenues as a percentage of license revenue was due to the termination of product royalty payments to NESI, see “Related Party Transactions”.

Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance revenues for the six months ended September 30, 2003 were $735,000, or 15% of maintenance revenues, as compared to $1.0 million, or 22% of maintenance revenues, for the six months ended September 30, 2002. The reduction in cost of maintenance revenue as a percentage of maintenance revenue was due to the cumulative growth in NEON’s installed customer base and increases in maintenance renewal fees combined with consolidation of the technical support staff.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OPERATING EXPENSES

Sales and marketing expenses include personnel costs, sales commissions and travel expenses of sales, presales support and marketing personnel, along with other promotional expenses. Sales and marketing expenses for the six months ended September 30, 2003 were $3.3 million, a decrease of $2.7 million from $6.0 million for the six months ended September 30, 2002. The reduction was primarily due to lower personnel and promotional costs, which resulted from the termination of the distribution agreement for ESM products and refocusing the sales activities of the Shadow product line.

Research and development expenses primarily include personnel costs associated with NEON’s product development staff. Research and development expenses for the six months ended September 30, 2003 and 2002 were $2.0 million

General and administrative expenses include personnel and other costs associated with NEON’s executive, financial, legal and administrative functions. General and administrative expenses for the six months ended September 30, 2003 were $1.6 million, a decrease of $1.0 million from $2.6 million for the six months ended September 30, 2002. The decrease was primarily related to a reduction in administrative personnel.

NEON incurred restructuring charges of $133,000 during the six months ended September 30, 2002. Of this, $271,000 related to the termination of NEON’s distribution agreement with NESI. The charges primarily represented non-cash stock compensation costs resulting from the extension of stock options for severed employees. This amount was offset by a $138,000 reduction to an outstanding restructuring accrual for abandoned facilities, as those facilities were subleased during the period. NEON incurred restructuring charges of $33,000 during the three months ended September 30, 2003 due to the adjustment of certain restructuring accruals for abandoned facilities.

As a result of terminating prior agreements with NESI on August 14, 2002, NEON recorded a loss on disposal of $687,000 during the six months ended September 30, 2002.

Interest and other income for the six months ended September 30, 2003 was $170,000 as compared to $253,000 for the six months ended September 30, 2002. Interest and other income in the current period includes interest received on an income tax receivable collected during the quarter, which was offset by lower cash balances combined with a decline in short-term interest rates.

On June 20, 2003, NEON entered into an Asset Purchase Agreement with a third party software vendor to sell its iWave product line assets. As a result of the transaction, NEON recorded a gain on the sale of $343,000, net of closing expenses during the six months ended September 30, 2003. Total revenues attributed to the iWave product line for the six months ended September 30, 2003 and 2002 were $194,000 and $817,000, respectively. Operating losses associated with the iWave product line were classified as discontinued operations and represented $244,000 and $2.8 million for the six months ended September 30, 2003 and 2002, respectively.

During the three months ended September 30, 2002, NEON performed impairment tests on its intangible assets related to the iWave intellectual property. As a result, NEON recorded impairment charges of $1.3 million during the period. Such impairment charges are included in the loss from discontinued operations.

NEON accounts for its investment in Scalable Software using the modified equity method of accounting. Under this method, NEON recognized 100% of Scalable Software’s income or loss to the extent of advances made in excess of the guaranteed amount. For the six months ended September 30, 2002 NEON recorded equity in loss of $2.2 million. NEON also recorded a valuation allowance of $482,000 for the six months ended September 30, 2002 against the Scalable note receivable to write-down the outstanding balance of the note to the guaranteed amount. NEON is no longer advancing funds to Scalable, therefore an equity loss was not recognized for the six months ended September 30, 2003. The note receivable from Scalable Software is recorded at the amount guaranteed by certain individuals. See “Related Party Transactions” and Note 7 to NEON’s financial statements.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No provision for income taxes was recorded for the six months ended September 30, 2003 as the current year taxable income is offset by net operating loss carry-forwards that NEON had previously reserved. No provision for income tax was recorded for the six months ended September 30, 2002, as NEON had a pre-tax loss for the period of $9.8 million. At March 31, 2003, NEON has a net operating loss carry-forward for income tax purposes of approximately $21.7 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in the tax year 2020. Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses, therefore, as of September 30, 2003, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these loss carryforwards.

Under the transition provision of SFAS No. 142, NEON tested the goodwill balances associated with the September 1999 acquisition of Beyond Software, Inc. (“BSI”) for impairment by comparing the fair value of BSI to its carrying value. Fair value was determined after considering changes in operational strategies and plans, as well as assumptions regarding the potential future cash flows from the acquired assets. As a result, NEON determined that the carrying value of the goodwill related to the BSI acquisition had been impaired by $1.0 million, which is shown as a cumulative effect of a change in accounting principle as of April 1, 2002. This impairment charge resulted in a net carrying value of $150,000, which was further impaired and written off by March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

NEON’s cash and cash equivalents at September 30, 2003 were $19.9 million, an increase of $84,000 from $19.8 million at March 31, 2003.

Net cash used in operating activities was $518,000 and $6.3 million for the six months ended September 30, 2003 and 2002, respectively. The net cash used in operating activities for the six months ended September 30, 2003 resulted primarily from a reduction in deferred revenue, which resulted from the sale of the iWave product line and related customer contracts. The net cash used in operating activities for the six months ended September 30, 2002, resulted primarily from NEON’s net operating loss.

During the six months ended September 30, 2003, net cash provided by investing activities was $429,000, primarily as a result from the proceeds from the sale of the iWave product line. Net cash used in investing activities during the six months ended September 30, 2002 was $4.9 million, primarily due to advances to Scalable Software (see “Related Party Transactions”).

NEON’s net cash provided by financing activities was $54,000 and $19,000 for the six months ended September 30, 2003 and 2002, respectively. The net cash provided by financing activities in both periods represents proceeds from the exercise of employee stock options.

NEON’s future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, market developments, the costs involved in maintaining and enforcing intellectual property rights, the level and timing of license revenue, and other factors. NEON believes that its current balance of cash and cash equivalents will be sufficient to meet its working capital, and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, NEON may require additional funds to support its working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all, or if available, that such financing will be obtainable on terms acceptable to NEON, or that any additional financing will not be dilutive.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, a amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. NEON adopted the disclosure requirements of SFAS No. 148 and these disclosures are included in the notes to NEON’s consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and as of December 31, 2003 to variable interests in variable interest entities obtained before January 31, 2003. Management is continuing to evaluate the impact that application of this Interpretation will have as of December 31, 2003 on NEON’s consolidated financial statements.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material effect on the results of operations or financial position of the Company.

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. NEON adopted the provisions of the Statement on July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on NEON’s financial statements.

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

NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $20.0 million at September 30, 2003, and were invested in various types of high-grade commercial paper and money securities. NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2004.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, NEON carried out an evaluation, under the supervision and with the participation of NEON’s management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NEON’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that NEON’s disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, and made known to the Principal Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this Quarterly Report on Form 10-Q. There have been no significant changes in NEON’s internal controls or in other factors that could significantly affect internal controls subsequent to the date NEON carried out its evaluation.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - Please see the discussion in Part I, Note 5 of the “Condensed Notes to Consolidated Financial Statements,” which is incorporated by reference in this Part II, Item 1.

ITEM 2.	DEFAULTS UPON SENIOR SECURITIES – Not applicable.

ITEM 3.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 22, 2003, NEON convened its Annual Meeting of Stockholders for the fiscal year ended March 31, 2003. As of the record date of July 25, 2003, there were approximately 8,825,945 million shares issued and outstanding. At the Annual Meeting, which was held at NEON’s headquarters in Sugar Land, Texas on September 22, 2003, the following matters were submitted to the stockholders for a vote and were approved by the vote reflected below each such proposal (percentages reflect percentage of total outstanding common stock):

•	Amendment and Restatement of Certificate of Incorporation

Article 5 of our Amended and Restated Certificate of Incorporation provides that there will be a staggered Board of Directors with three classes of directors, to be elected for three-year terms. On August 11, 2003, our Board of Directors unanimously adopted resolutions proposing, declaring advisable, and recommending that our stockholders authorize the amendment and restatement of our Amended and Restated Certificate of Incorporation in the form of an Amended and Restated Certificate of Incorporation included with the Proxy Statement filed with the SEC on August 11, 2003, to revise our Amended and Restated Certificate of Incorporation to eliminate the requirement of a staggered board consisting of three classes of directors in connection with the Board’s recommendation that we reduce the size of our Board to five members, to consist of four independent members and one management member.

At the Annual Meeting of Stockholders on September 22, 2003, the stockholders approved the amendment and restatement of NEON’s amended and restated certificate of incorporation, casting 8,439,834 million votes in favor of the amendment and restatement (95.6%) and 30,425 votes against the amendment and restatement (.3%), with 3,350 abstentions (.04%). The Amended and Restated Certificate of Incorporation was filed with the State of Delaware on October 31, 2003.

•	Election of five directors to serve on the Board of Directors

At the annual meeting of stockholders held on September 22, 2003, the following five directors were elected as directors for terms expiring at the annual meeting to be held in 2004: George Ellis, Richard Holcomb, Mark J. Cresswell, Dave F. Cary, and Loretta Cross.

The voting results were as follows:

(In thousands)

Nominee	Votes For	(%)	Votes Withheld	(%)
George Ellis	8,468,259	95.9%	5,350.01%
Richard Holcomb	8,464,959	95.9%	8,650.01%
Mark Cresswell	8,311,783	94.2%	161,826	1.8%
Dave F. Cary	8,468,259	95.9%	5,350.01%
Loretta Cross	8,468,259	95.9%	5,350.01%

•	Ratification of KPMG LLP as independent auditors for the fiscal year ending March 31, 2004

The Audit Committee of the Board of Directors selected KPMG LLP as the Company’s independent public accountants for the fiscal year ending March 31, 2004. KPMG LLP has audited the Company’s financial statements since its initial public offering in fiscal 1999.

At the Annual Meeting of Stockholders on September 22, 2003, the stockholders ratified the Board’s selection of KPMG as NEON’s independent auditors, casting 8,467,959 million votes in favor of the ratification (95.9%) and 4,700 votes against ratification (.05%), with 950 abstentions (.01%).

Effective upon the adjournment of the Annual Meeting of Stockholders, the compensation arrangements for independent directors was changed to an annual fee of $20,000 for each director, a $10,000 annual fee for the lead independent director, a $5,000 annual fee for each Committee Chairman, a $1,000 Board Meeting Fee, and a $500 Committee Meeting fee. Such change was approved by the disinterested directors of the Board of Directors on July 25, 2003.

ITEM 4.	OTHER INFORMATION –

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

NEON SYSTEMS, INC.

Date: November 14, 2003	/s/ Brian D. Helman
Chief Financial Officer
(principal financial and accounting officer)

Date: November 14, 2003	/s/ Mark J. Cresswell
President and Chief Operating Officer
(principal executive officer)