Form 10-Q
period 2003-12-31
NEON SYSTEMS INC
filed 2004-02-17
CIK 1072978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No ☒

The number of shares of the registrant’s common stock outstanding as of January 31, 2004, was 8,902,097.

NEON SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2003

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	DECEMBER 31, 2003	MARCH 31, 2003
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,213	$19,791
Accounts receivable, net	3,305	3,443
Taxes receivable	—	1,311
Other current assets	519	655
Total current assets	24,037	25,200

Property and equipment, net	518	839
Notes receivable, net (related party, Note 7)	7,760	7,760
Other assets	100	515
Total assets	$32,415	$34,314

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$304	$424
Accrued expenses	1,397	2,116
Deferred revenue	5,269	6,086
Total current liabilities	6,970	8,626

Accrued restructuring expenses – long term (Note 6)	1,030	1,297
Total liabilities	8,000	9,923

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 8,885,097 and 8,764,427 shares issued and outstanding at December 31, 2003 and March 31, 2003, respectively	98	97
Additional paid-in capital	51,677	51,585
Treasury stock, 913,400 shares at cost	(2,649)	(2,649)
Accumulative other comprehensive loss	(426)	(473)
Accumulated deficit	(24,285)	(24,169)
Total stockholders’ equity	24,415	24,391
Commitments and contingencies (Note 5)
Total liabilities and stockholders’ equity	$32,415	$34,314

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2003	2002	2003	2002
Revenues:
License	$1,157	$2,233	$3,855	$5,582
Maintenance	2,489	2,363	7,519	7,113
Total revenues	3,646	4,596	11,374	12,695

Cost of revenues:
Cost of licenses	1	5	84	270
Cost of maintenance	342	475	1,077	1,521
Total cost of revenues	343	480	1,161	1,791

Gross profit	3,303	4,116	10,213	10,904

Operating expenses:
Sales and marketing	1,471	2,912	4,483	8,691
Research and development	1,097	985	3,391	3,226
General and administrative	934	1,325	2,582	3,910
Restructuring costs	179	—	212	133
Loss on disposal	—	—	—	687
Total operating expenses	3,681	5,222	10,668	16,647

Operating loss	(378)	(1,106)	(455)	(5,743)

Interest and other income, net	60	79	231	332
Equity loss in affiliate	—	(1,004)	—	(3,187)
Valuation allowance of note receivable	—	105	—	(378)
Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(318)	(1,926)	(224)	(8,976)

Provision for income taxes	—	—	—	—
Loss from continuing operations before cumulative effect of change in accounting principle	(318)	(1,926)	(224)	(8,976)
Loss from discontinued operations	—	(476)	(244)	(3,267)
Gain on disposal of discontinued operations	10	—	352	—
Loss before cumulative effect of change in accounting principle	(308)	(2,402)	(116)	(12,243)
Cumulative effect of change in accounting principle	—	—	—	(1,043)
Net loss	$(308)	$(2,402)	$(116)	$(13,286)

Loss per common share —Basic:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.03)	$(0.23)	$(0.02)	$(1.03)
Loss from discontinued operations	—	(0.05)	(0.03)	(0.38)
Gain on disposal of discontinued operations	—	—	0.04	—
Loss before cumulative effect of change in accounting principle	(0.03)	(0.28)	(0.01)	(1.41)
Cumulative effect of change in accounting principle	—	—	—	(0.12)
Net loss	$(0.03)	$(0.28)	$(0.01)	$(1.53)

Loss per common share —Diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.03)	$(0.23)	$(0.02)	$(1.03)
Loss from discontinued operations	—	(0.05)	(0.03)	(0.38)
Gain on disposal of discontinued operations	—	—	0.04	—
Loss before cumulative effect of change in accounting principle	(0.03)	(0.28)	(0.01)	(1.41)
Cumulative effect of change in accounting principle	—	—	—	(0.12)
Net loss	$(0.03)	$(0.28)	$(0.01)	$(1.53)

Weighted average shares outstanding:
Basic	8,876	8,734	8,839	8,707
Diluted	8,876	8,734	8,839	8,707

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED DECEMBER 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116)	$(13,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	238	258
Loss from discontinued operations	244	3,267
Gain on disposal of discontinued operations	(352)	—
Cumulative effect of change in accounting principle	—	1,043
Non-cash compensation expense	—	349
Equity loss in affiliate	—	3,187
Valuation allowance of accounts receivable	—	169
Valuation allowance of note receivable	—	378
Loss on Disposal	—	687
Impairment of fixed assets	50	—
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(37)	431
Tax receivable	1,311	—
Other current assets	369	556
Prepaid royalty (related party, Note 7)	—	(1,756)
Other assets	54	17
Accrued expenses	(1,353)	(1,180)
Accounts payable	(137)	(69)
Deferred revenue	(686)	(2,084)
Net cash used in operating activities	(415)	(8,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Scalable Software (related party, Note 7)	—	(3,362)
Advances to NESI (related party, Note 7)	—	(2,200)
Purchases of furniture and equipment	(57)	(319)
Proceeds from sale of business	538	—

Net cash provided by (used in) investing activities	481	(5,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	94	29
Net cash provided by financing activities	94	29

Net cash flows from discontinued operations	9	(353)

Net increase (decrease) in cash and cash equivalents	169	(14,238)
Effect of exchange rate changes on cash	253	(8)
Cash and cash equivalents at beginning of period	19,791	34,506

Cash and cash equivalents at end of period	$20,213	$20,260

Supplemental disclosure of cash flow information:

Cash received during the period for income tax refund	$1,420	$—
Cash paid during the period for interest	$—	$—

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for NEON Systems, Inc. and its subsidiaries (collectively, “NEON”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and in accordance with Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Operating results for interim periods are not necessarily indicative of results for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in NEON’s audited financial statements for the fiscal year ended March 31, 2003, which are included in NEON’s Form 10-K for the fiscal year ended March 31, 2003.  Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2—PER SHARE INFORMATION

In calculating earnings per share information, NEON follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding, adjusted to reflect common stock equivalents, such as convertible preferred stock, stock options and warrants to purchase common stock, to the extent they are dilutive, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method.  The Company reported net loss for the quarter ended December 31, 2003.  Therefore, no potential common stock equivalents have been included in the computation of any diluted per share amounts, in accordance with SFAS No. 128.

Earnings per share:

(In thousands, except per share date)	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2003	2002	2003	2002
Net loss available for common shareholders	$(308)	$(2,402)	$(116)	$(13,286)

Weighted average outstanding shares of common stock	8,876	8,734	8,839	8,707
Dilutive effect of employee stock options	—	—	—	—
Common stock and common stock equivalents	8,876	8,734	8,839	8,707

Loss per share:
Basic	$(0.03	$(0.28)	$(0.01)	$(1.53)
Diluted	$(0.03)	$(0.28)	$(0.01)	$(1.53)

At December 31, 2003, there were options outstanding to purchase 2.7 million shares of common stock with a weighted-average exercise price of $6.29.  All outstanding options were excluded from the calculation of diluted loss per share for the three and nine months ended December 31, 2003 and 2002, as they were anti-dilutive.

Employee Stock-Based Compensation

NEON applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting For Stock Issued To Employees, and related interpretations.  As such, compensation expense has generally only been recorded if the fair value of the underlying stock on the date of grant exceeded the exercise price.  SFAS No. 123, Accounting For Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.  NEON has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.  The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2003	2002	2003	2002

Net loss as reported	$(308)	$(2,402)	$(116)	$(13,286)
Add stock-based employee compensation expense included in reported net loss	—	—	—	349
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	263	649	905	1,924
Pro forma net loss	$(571)	$(3,051)	$(1,021)	$(14,861)

Basic loss per share:
As reported	$(0.03)	$(0.28)	$(0.01)	$(1.53)
Pro forma	$(0.06)	$(0.35)	$(0.12)	$(1.71)

Diluted loss per share:
As reported	$(0.03)	$(0.28)	$(0.01)	$(1.53)
Pro forma	$(0.06)	$(0.35)	$(0.12)	$(1.71)

NOTE 3—INCOME TAXES

NEON has recorded no income tax benefit related to the current year net loss as the net operating loss carry-forwards have been fully reserved.  At March 31, 2003, NEON had a net operating loss carry-forward for income tax purposes of approximately $17.3 million that is available to offset future taxable income. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely.  The net operating loss carry-forward for the United States begins expiring in the tax year 2020.  Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses.  As of March 31, 2003 and December 31, 2003, the valuation allowance fully offsets the Company’s net deferred tax assets.

NOTE 4—SEGMENT REPORTING

NEON considers its business activities to be in a single segment.  NEON did not have any customers, individually or in aggregate that accounted for 10% or more of consolidated revenue during the nine-month periods ending December 31, 2003 and December 31, 2002.

The table below summarizes revenues by geographic region.

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2003	2002	2003	2002
Revenues:
United States	$2,367	$2,669	$7,605	$8,954
United Kingdom	1,162	1,705	3,377	3,167
Other	117	222	392	574
	$3,646	$4,596	$11,374	$12,695

Operating income (loss):
United States	$(868)	$(1,779)	$(2,016)	$(6,571)
United Kingdom	598	807	1,669	1,078
Other	(108)	(134)	(108)	(250)
	$(378)	$(1,106)	$(455)	$(5,743)

	DECEMBER 31, 2003	MARCH 31, 2003

Identifiable Assets:
United States	$28,418	$30,842
United Kingdom	3,433	2,703
Other	564	769
	$32,415	$34,314

NOTE 5—COMMITMENTS AND CONTINGENCIES

On January 29, 2003, NEON received notification that it had been sued in Fort Bend County, Texas for alleged tortious interference with contract, tortious interference with prospective business relations and unfair competition in a lawsuit styled Phoenix Network Technologies (Europe) Limited vs. NEON Systems, Inc. and Computer Associates International Inc., 400th District Court, Ft. Bend County, Richmond, Texas, Cause Number 03-CV-127800. On October 27, 2003, the court granted NEON’s motion to dismiss the case.  Phoenix Network Technologies has appealed this decision, and NEON will continue to defend this action.  Aside from this action, NEON is not involved in any current claim or legal action other than those arising in the ordinary course of business.

NOTE 6—RESTRUCTURING CHARGES

During the three months ended December 31, 2003, NEON incurred restructuring charges of $179,000.  The charges consist of severance and other costs related to the elimination of direct sales operations in two foreign locations.  During the nine months ended December 31, 2003, NEON incurred additional charges resulting from the revision of facility cost estimates.  During the year ended March 31, 2003, NEON incurred restructuring charges of $3.0 million. The charges primarily relate to future losses due to the abandonment of leased facilities associated with a corporate reorganization as well as severance and non-cash stock compensation costs related to the termination of the distribution agreement with NEON Enterprise Software, Inc. The Company has not been able to sublease a large portion of the abandoned facilities and therefore, has accrued costs related to this portion of the future lease commitments. If the Company is able to sublease additional portions of the facilities in the future, it may result in reversal of this accrual. During fiscal 2002, NEON also recorded losses from lease commitments due to the abandonment of certain leased facilities.  All such costs have been reported as restructuring costs in the Consolidated Statements of Operations.

The following table provides a roll forward of the restructuring accrual balance for the nine months ended December 31, 2003 (in thousands):

		Balance at March 31, 2003	Amounts Charged to Expense	Net Amounts Paid	Other	Balance at December 31, 2003
2002 Restructuring Accrual	Facility closure	$62	$17	$18	$—	$61

2003 Restructuring Accrual	Employee severance	149	—	149	—
	Facility closure	1,957	16	459	68	1,582

2004 Restructuring Accrual	Employee severance	—	132	24	3	111
	Facility closure	—	47	—	(5)	42

	Totals	$2,168	$212	$650	$66	$1,796

Of the $1.8 million balance at December 31, 2003, $1.6 million consists of future cash payments for abandoned facilities that will be paid through 2006. The remaining $153,000 consists primarily of severance cost to be paid through March 2004, as well as other office closure costs.  The current portion of this liability, $766,000, is included in accrued expenses.  NEON does not expect to incur significant future costs in addition to those previously accrued, related to these restructuring activities.

Other adjustments to the balance for the nine months ended December 31, 2003 relate primarily to the effect of currency translation on foreign balances.

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

In June 2002, NEON obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON agreed to provide bridge financing of up to $5.5 million (subsequently increased to $6.0 million in October 2002), in addition to $3.5 million previously loaned to Scalable Software that was secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing has a 36-month term and does not bear interest during the term of the two-year option to acquire Scalable Software, which option expires June 26, 2004. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points to its due date of June 26, 2005 and thereafter on any unpaid principal and interest amount outstanding. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill for the initial $3.5 million loaned to Scalable Software, the $6.0 million loan is secured by all of the intellectual property rights of Scalable Software. As of January 2003, Scalable had exhausted its credit facility with NEON. Scalable has asked for and received waivers of NEON’s right of first refusal with respect to additional venture capital bridge financing and has closed a private placement of Convertible Preferred Stock.

During the period in which NEON was advancing funds to Scalable Software, NEON accounted for its investment in Scalable Software using the modified equity method of accounting. Under this method of accounting, NEON recognized 100% of Scalable Software’s losses to the extent of advances made in excess of the guaranteed amount. At December 31, 2003, NEON had made total advances of $9.5 million to Scalable Software (including $6.0 million of unguaranteed advances) and recognized cumulative losses of $5.6 million, of which $3.5 million were recorded during fiscal 2003. No losses have been recognized in fiscal year 2004 since NEON has no further obligation to advance funds to Scalable Software.  Due to the uncertainties regarding NEON’s ultimate ability to recover any unguaranteed advances to Scalable Software, NEON has determined that it should not record the carrying value of its net advance to Scalable Software above the guaranteed amount of $3.5 million.

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

The pro-forma effects of the adoption of SFAS No. 142 on net loss per share for NEON for the nine months ended December 31, 2002 is as follows (in thousands, except per share data):

NINE MONTHS ENDED DECEMBER 31, 2002

Net loss as reported	$(13,286)
Add back: Cumulative effect of change in accounting Principle	1,043
Adjusted net loss	$(12,243)

Loss per share—Basic and diluted:
Loss per share, as reported	$(1.53)
Add back: Cumulative effect of change in accounting Principle	$0.12

Pro forma loss per share	$(1.41)

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation, as revised in December 2003 for partial deferral, applies immediately to variable interests in variable interest entities created after January 31, 2003, for periods ending after December 15, 2003 to special purpose entities obtained before February 1, 2003 and for periods ending after March 15, 2003 to variable interests in other variable interest entities obtained before February 1, 2003. Management is continuing to evaluate the impact that application of this Interpretation may have on NEON’s consolidated financial statements.

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

In December 2003 the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition.  The bulletin clarifies certain issues addressed in SAB 101 and EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  The adoption of SAB 104 did not have a material effect on NEON’s financial statements.

NOTE 10 –  DISCONTINUED OPERATIONS

On June 20, 2003, NEON entered into an Asset Purchase Agreement with a third party software vendor to sell its iWave product line assets.  As a result of the transaction, NEON recorded a gain on the sale of $352,000, net of closing expenses, during the nine months ended December 31, 2003.  Total revenues attributed to the iWave product line for the three and nine months ended December 31, 2002 were $290,000 and $1.1 million, respectively.  Total revenue for the three months ended June 30, 2003 was $194,000.  Operating losses associated with the iWave product line were classified as discontinued operations and represented $348,000 and $3.1 million for the three and nine months ended December 31, 2002, respectively.  Operating loss for the three months ended June 30, 2003 was $244,000.

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

OVERVIEW

NEON develops, markets and supports software products for the IBM mainframe platform. NEON was incorporated in May 1993 and is a successor by merger to NEON Systems, Inc., an Illinois corporation, which was incorporated in June 1991. NEON’s Shadow products provide access and integration of IBM mainframe data and applications from standard application client environments, including the Internet, application platforms, and client/server systems. NEON’s product mix in the past three fiscal years has consisted of NEON’s Shadow branded products, its iWave products, and the Enterprise Subsystem Management (“ESM”) products. The ESM products are owned by NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation, hereafter “NESI”) and were distributed by NEON. Over the last two fiscal years, NEON’s Shadow products accounted for the majority of its sales mix, representing 88% and 79% of NEON’s sales for fiscal 2003 and 2002, respectively. During fiscal year 2003, NEON phased out its ESM and iWave product lines. In August 2002, NEON terminated its distribution agreement with NESI, effectively exiting the ESM market.  See Management’s Discussion and Analysis—Related Party Transactions and Note 7 to NEON’s consolidated financial statements. On June 20, 2003, NEON entered into an Asset Purchase Agreement with a third party software vendor to sell the iWave product line assets. See Note 10 to NEON’s consolidated financial statements.

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

Since its inception, NEON has incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. Accordingly, NEON may need to increase its annual revenue to generate operating profits. There can be no assurance that NEON will achieve or sustain revenue growth and/or return to profitability in future quarters. As a result, management believes that it is possible that NEON’s cash resources may decline as a result of continuing losses from operations and incremental costs associated with financing and acquisition.

NEON conducts its business in the United Kingdom and Germany through two wholly owned consolidated subsidiaries, and revenues from these subsidiaries are denominated in local currencies. In connection with these foreign operations, NEON is exposed to foreign currency fluctuations for its net working capital positions. During the three months ended December 31, 2003, NEON restructured German operations, further reducing its exposure to currency fluctuations.  At December 31, 2003, NEON had an operating lease for office facilities denominated in British pound sterling.  There were no other material commitments to be satisfied in currencies other than U.S. dollars. In other international markets, NEON conducts substantially all of its business through independent third-party distributors. Revenues derived from third-party distributors are generally denominated in U.S. dollars. Revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 28% and 14% in fiscal 2003 and 2002, respectively. Foreign currency fluctuations have not had a significant impact on NEON’s revenues or operating results. Management does not currently have an active foreign exchange hedging program; however, NEON may implement a program to mitigate foreign currency transaction risk in the future.

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

In June 2002, NEON obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON agreed to provide bridge financing of up to $5.5 million (subsequently increased to $6.0 million in October 2002), in addition to $3.5 million previously loaned to Scalable Software that was secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing has a 36-month term and does not bear interest during the term of the two-year option to acquire Scalable Software, which expires June 26, 2004. After the expiration of the option, the loan will bear interest at the prime rate plus two percentage points to its due date of June 26, 2005 and thereafter on any unpaid principal and interest amounts outstanding. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill for the initial $3.5 million loaned to Scalable Software, the $6.0 million loan is secured by all of the intellectual property rights of Scalable Software. As of January 2003,

Scalable had exhausted its credit facility with NEON. Scalable has asked for and received waivers of NEON’s right of first refusal with respect to additional venture capital bridge financing and NEON believes that Scalable has closed a private placement of Convertible Preferred Stock.

During the period in which NEON was advancing funds to Scalable Software, NEON accounted for its investment in Scalable Software using the modified equity method of accounting. Under this method of accounting, NEON recognized 100%

of Scalable Software’s losses to the extent of advances made in excess of the guaranteed amount. At December 31, 2003, NEON had made total advances of $9.5 million to Scalable Software (including $6.0 million of unguaranteed advances) and recognized cumulative losses of $5.6 million, of which $3.5 million were recorded during fiscal 2003. No losses have been recognized in fiscal year 2004 since NEON has no further obligation to advance funds to Scalable Software.  Due to the uncertainties regarding NEON’s ultimate ability to recover any unguaranteed advances to Scalable Software, NEON has determined that it should not record the carrying value of its net advance to Scalable Software above the guaranteed amount of $3.5 million.

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

Allowance for Doubtful Accounts Receivable

As a part of its normal accounting procedures, NEON evaluates outstanding accounts receivable to estimate whether they will be collected. This is a subjective process that involves making judgments about our customers’ ability and willingness to pay these accounts. An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance that we believe will be collected. In estimating the appropriate balance for this allowance, we consider (1) specific reserves for accounts we believe may prove to be uncollectible and (2) additional reserves, based on historical collections, for the remainder of our accounts. Additions to the allowance for doubtful accounts are charged to operating expenses, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible or when actual experience differs from management’s estimate. If NEON’s estimate of uncollectible accounts should prove to be inaccurate at some future date, the results of operations for the period could be materially affected by any necessary correction to the allowance for doubtful accounts.

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

Accounting for Advances to Scalable Software

During the period in which NEON was advancing funds to Scalable Software, NEON accounted for its investment in Scalable Software using the modified equity method of accounting. Under this method of accounting, NEON recognized 100%

of Scalable Software’s losses to the extent of advances made in excess of the guaranteed amount. At December 31, 2003, NEON had made total advances of $9.5 million to Scalable Software (including $6.0 million of unguaranteed advances) and recognized cumulative losses of $5.6 million, of which $3.5 million were recorded during fiscal 2003. No losses have been recognized in fiscal year 2004 since NEON has no further obligation to advance funds to Scalable Software.  Due to the uncertainties regarding NEON’s ultimate ability to recover any unguaranteed advances to Scalable Software, NEON has determined that it should not record the carrying value of its net advance to Scalable Software above the guaranteed amount of $3.5 million.

RESULTS OF OPERATIONS

The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2003	2002	2003	2002
Revenues:
License	32%	49%	34%	44%
Maintenance	68	51	66	56
Total revenues	100	100	100	100

Cost of revenues:
Cost of licenses	—	—	—	2
Cost of maintenance	9	10	10	12
Total cost of revenues	9	10	10	14

Gross profit	91	90	90	86

Operating expenses:
Sales and marketing	40	63	39	69
Research and development	30	22	30	25
General and administrative	26	29	23	31
Restructuring costs	5	—	2	1
Loss on disposal	—	—	—	5
Total operating expenses	101	114	94	131

Operating loss	(10)	(24)	(4)	(45)

Interest and other income, net	2	2	2	2
Equity loss in affiliate	—	(22)	—	(25)
Valuation allowance of note receivable	—	2	—	(3)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(8)	(42)	(2)	(71)
Provision for income taxes	—	—	—	—

Loss from continuing operations before cumulative effect of change in accounting principle	(8)	(42)	(2)	(71)
Loss on discontinued operations	—	(10)	(2)	(26)
Gain on disposal of discontinued operations	—	—	3	—
Loss before cumulative effect of change in accounting principle	(8)	(52)	(1)	(97)
Cumulative effect of change in accounting principle	—	—	—	(8)
Net loss	(8)%	(52)%	(1)%	(105)%

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

REVENUES

License revenues for the three months ended December 31, 2003 were $1.2 million, a decrease of $1.0 from $2.2 million for the three months ended December 31, 2002. The reduction in license revenue was primarily due to a lower volume of large dollar value license transactions during the period.

Maintenance revenues for the three months ended December 31, 2003 were $2.5 million, an increase of $126,000 from $2.4 million for the three months ended December 31, 2002.  The increase in maintenance revenue was due to cumulative growth of NEON’s installed customer base combined with increases in maintenance renewal fees.

COST OF REVENUES

Cost of license revenues primarily consists of royalty payments to third parties. NEON did not incur significant cost of license revenues during the three months ended December 31, 2003 and 2002, respectively.

Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance revenues for the three months ended December 31, 2003 were $342,000, or 14% of maintenance revenues, as compared to $475,000, or 20% of maintenance revenues, for the three months ended December 31, 2002. The reduction in cost of maintenance revenue as a percentage of maintenance revenue was due to the cumulative growth in NEON’s installed customer base and increases in maintenance renewal fees combined with consolidation of the technical support staff.

OPERATING EXPENSES

Sales and marketing expenses include personnel costs, sales commissions and travel expenses of sales, presales support and marketing personnel, along with other promotional expenses. Sales and marketing expenses for the three months ended December 31, 2003 were $1.5 million, a decrease of $1.4 million from $2.9 million for the three months ended December 31, 2002. The reduction was primarily due to lower personnel and promotional costs as a result of a reorganization of the NEON sales department.

Research and development expenses primarily include personnel costs associated with NEON’s product development staff. Research and development expenses for the three months ended December 31, 2003 and 2002 remained consistent at $1.1 million and $1.0 million, respectively.

General and administrative expenses include personnel and other costs associated with NEON’s executive, financial, legal and administrative functions. General and administrative expenses for the three months ended December 31, 2003 were $934,000, a decrease of $391,000 from $1.3 million for the three months ended December 31, 2002. The decrease was primarily related to a reduction in administrative personnel.

During the three months ended December 31, 2003, NEON incurred restructuring charges of $179,000 related to the elimination of direct sales operations in two foreign locations.  NEON plans to replace these with distributor relationships.   No such charges were incurred during the three months ended December 31, 2002.

Interest and other income for the three months ended December 31, 2003 was $60,000 as compared to $79,000 for the three months ended December 31, 2002. The decrease is due primarily to a decline in short-term interest rates.

One June 20, 2003, NEON entered into an Asset Purchase Agreement with a third party software vendor to sell its iWave product line assets.  Total revenues attributed to the iWave product line for the three months ended December 31, 2002 were $290,000.  Operating losses associated with the iWave product line were classified as discontinued operations and represented $476,000 for the three months ended December 31, 2002.

NEON accounts for its investment in Scalable Software using the modified equity method of accounting. Under this method, NEON recognizes 100% of Scalable Software’s income or loss to the extent of advances made in excess of the guaranteed amount. For the three months ended December 31, 2002 NEON recorded equity in loss of $1.0 million. NEON also recorded a valuation allowance against the Scalable note receivable to write-down the outstanding balance of the note to the guaranteed amount.  NEON is no longer advancing funds to Scalable, therefore equity income or loss was not recognized for the three months ended December 31, 2003.  The note receivable from Scalable Software is recorded at the amount guaranteed by certain individuals.  See “Related Party Transactions” and Note 7 to NEON’s consolidated financial statements.

No provision for income tax was recorded for the three months ended December 31, 2003 or 2002, as NEON incurred pretax losses.  At March 31, 2003, NEON has a net operating loss carry-forward for income tax purposes of approximately $17.3 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely.  The net operating loss carry-forward for the United States begins expiring in the tax year 2020.  Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses, therefore, as of December 31, 2003, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these loss carryforwards.

NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2002

REVENUES

License revenues for the nine months ended December 31, 2003 were $3.9 million, a decrease of $1.7 million from

$5.6 million for the nine months ended December 31, 2002. The reduction in license revenue was due to the termination of the distribution agreement for ESM products, which accounted for $575,000 in license revenue during the nine months ended December 31, 2002, as well as a lower volume of large dollar value license transactions during the period.

Maintenance revenues for the nine months ended December 31, 2003 were $7.5 million, an increase of $406,000 from $7.1 million for the nine months ended December 31, 2002. ESM products accounted for $323,000 in maintenance revenue during the nine months ended December 31, 2003.  The increase in maintenance revenue was due to cumulative growth of NEON’s installed customer base combined with increases in maintenance renewal fees.

COST OF REVENUES

Cost of license revenues primarily consists of royalty payments to third parties. Cost of license revenues for the nine months ended December 31, 2003 were $84,000, or 2% of license revenues, as compared to $270,000, or 5% of license revenues, for the nine months ended December 31, 2002. The decrease in the cost of license revenues as a percentage of license revenue was due to the termination of product royalty payments to NESI, see “Related Party Transactions”.

Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance revenues for the nine months ended December 31, 2003 were $1.1 million, or 14% of maintenance revenues, as compared to $1.5 million, or 21% of maintenance revenues, for the nine months ended December 31, 2002. The reduction in cost of maintenance revenue as a percentage of maintenance revenue was due to the cumulative growth in NEON’s installed customer base and increases in maintenance renewal fees combined with consolidation of the technical support staff.

OPERATING EXPENSES

Sales and marketing expenses include personnel costs, sales commissions and travel expenses of sales, presales support and marketing personnel, along with other promotional expenses. Sales and marketing expenses for the nine months ended December 31, 2003 were $4.5 million, a decrease of $4.2 million from $8.7 million for the nine months ended December 31, 2002. The reduction was primarily due to lower personnel and promotional costs, which resulted from the termination of the distribution agreement for ESM products and the reorganization of the Shadow sales department.

Research and development expenses primarily include personnel costs associated with NEON’s product development staff. Research and development expenses for the nine months ended December 31, 2003 and 2002 were relatively consistent, accounting for $3.4 million and $3.2 million, respectively.

General and administrative expenses include personnel and other costs associated with NEON’s executive, financial, legal and administrative functions. General and administrative expenses for the nine months ended December 31, 2003 were $2.6 million, a decrease of $1.3 million from $3.9 million for the nine months ended December 31, 2002. The decrease was primarily related to a reduction in administrative personnel.

During the nine months ended December 31, 2003, NEON incurred $212,000 of restructuring charges.  These charges primarily relate to employee severance costs associated with the elimination of direct sales operations in two foreign locations.  NEON plans to replace these with distributorship relationships NEON incurred restructuring charges of $133,000 during the nine months ended December 31, 2002.  This represents $271,000 related to the termination of NEON’s distribution agreement with NESI. The charges primarily represented non-cash stock compensation costs resulting from the extension of stock options for severed employees.  This amount was offset by a $138,000 reduction to an outstanding restructuring accrual for abandoned facilities, as those facilities were subleased during the period.

As a result of terminating prior agreements with NESI on August 14, 2002, NEON recorded a loss on disposal of $687,000 during the nine months ended December 31, 2002.

Interest and other income for the nine months ended December 31, 2003 was $231,000 as compared to $332,000 for the nine months ended December 31, 2002. For the nine months ended December 31, 2003, interest and other income includes interest received on an income tax receivable collected during the period.  This income was offset by lower interest income as a result of a reduction in NEON’s average cash balances combined with a decline in short-term interest rates.

On June 20, 2003, NEON entered into an Asset Purchase Agreement with a third party software vendor to sell its iWave product line assets.  As a result of the transaction, NEON recorded a gain on the sale of $352,000, net of closing expenses during the nine months ended December 31, 2003.  Total revenues attributed to the iWave product line for the nine months ended December 31, 2003 and 2002 were $194,000 and $1.1 million, respectively.  Operating losses associated with the iWave product line were classified as discontinued operations and represented $244,000 and $3.3 million for the nine months ended December 31, 2003 and 2002, respectively.

During the nine months ended December 31, 2002, NEON performed impairment tests on its intangible assets related to the iWave intellectual property.  As a result, NEON recorded impairment charges of $1.3 million during the period.  Such impairment charges are included in the loss from discontinued operations.

NEON accounts for its investment in Scalable Software using the modified equity method of accounting. Under this method, NEON recognized 100% of Scalable Software’s income or loss to the extent of advances made in excess of the guaranteed amount. For the nine months ended December 31, 2002 NEON recorded equity in loss of $3.2 million. NEON also recorded a valuation allowance of $378,000 for the nine months ended December 31, 2002 against the Scalable note receivable to write-down the outstanding balance of the note to the guaranteed amount.  NEON is no longer advancing funds to Scalable, therefore an equity loss was not recognized for the nine months ended December 31, 2003.  The note receivable from Scalable

Software is recorded at the amount guaranteed by certain individuals.  See “Related Party Transactions” and Note 7 to NEON’s financial statements.

No provision for income taxes was recorded for the nine months ended December 31, 2003 or 2002 as NEON incurred pretax losses.   At March 31, 2003, NEON has a net operating loss carry-forward for income tax purposes of approximately $17.3 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely.  The net operating loss carry-forward for the United States begins expiring in the tax year 2020.  Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses, therefore, as of December 31, 2003, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these loss carryforwards.

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

LIQUIDITY AND CAPITAL RESOURCES

NEON’s cash and cash equivalents at December 31, 2003 were $20.2 million, an increase of $422,000 from $19.8 million at March 31, 2003.

Net cash used in operating activities was $415,000 and $8.0 million for the nine months ended December 31, 2003 and 2002, respectively.  The net cash used in operating activities in both periods was primarily due to NEON’s net operating loss.

During the nine months ended December 31, 2003, net cash provided by investing activities was $481,000, primarily as a result from the proceeds from the sale of the iWave product line.  Net cash used in investing activities during the nine months ended December 31, 2002 was $5.9 million, primarily due to advances to Scalable Software and NESI (see “Related Party Transactions”).

NEON’s net cash provided by financing activities was $94,000 and $29,000 for the nine months ended December 31, 2003 and 2002, respectively. The net cash provided by financing activities in both periods represents proceeds from the exercise of employee stock options.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation as revised in December 2003 for partial deferral, applies immediately to variable interests in variable interest entities created after January 31, 2003, to special purpose entities obtained before February 1, 2003 and for periods ending after March 15, 2003 to variable interests in other variable interest entities obtained before February 1, 2003.

Management is continuing to evaluate the impact that application of this Interpretation may have on NEON’s consolidated financial statements.

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

In December 2003 the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition.  The bulletin clarifies certain issues addressed in SAB 101 and EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  The adoption of SAB 104 did not have a material effect on NEON’s financial statements.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NEON is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments.

The majority of NEON’s foreign currency transactions are denominated in the British pound sterling, which is the functional currency of NEON Systems (UK) Ltd. As these sales contracts are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized to foreign currency translation adjustments. NEON does not currently hedge against foreign currency translation risks and believes that foreign currency exchange risk is not significant to its operations.

Cash equivalents approximated $15.0 million at December 31, 2003, and were invested in various types of high-grade commercial paper and money securities.  NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2004.

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

ITEM 2.                        CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

ITEM 5.                        OTHER INFORMATION –  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

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

NEON SYSTEMS, INC.

Date:	February 17, 2004	/s/ Brian D. Helman
Chief Financial Officer
(principal financial and accounting officer)

Date:	February 17, 2004	/s/ Mark J. Cresswell
President and Chief Operating Officer
(principal executive officer)