Form 10-K
period 2004-03-31
NEON SYSTEMS INC
filed 2004-06-29
CIK 1072978

6/27/2003
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

The aggregate market value of the common stock held by non-affiliates of Registrant as of September 30, 2003 was $ 17,858,326 based on the last sale price of $3.91 for Registrant’s Common Stock on the Nasdaq National Market on  May 28, 2004.

As of May 28, 2004, 8,914,877 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on September 20, 2004 to be filed with the Securities and Exchange Commission not later than 120 days after the end of Registrant’s fiscal year ended March 31, 2004 are incorporated by reference into Part III of this Form 10-K.

NEON SYSTEMS, INC.

FORM 10-K

FOR FISCAL YEAR ENDED MARCH 31, 2004

TABLE OF CONTENTS

PART I

1.	Business

2.	Properties

3.	Legal Proceedings

4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

6.	Selected Consolidated Financial Data

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

7A.	Quantitative and Qualitative Disclosures about Market Risk

8.	Consolidated Financial Statements and Supplementary Data

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

10.	Directors and Executive Officers of Registrant

11.	Executive Compensation

12.	Security Ownership of Certain Beneficial Owners and Management

13.	Certain Relationships and Related Transactions

14.	Controls and Procedures

PART IV

15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

PART I

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, intentions, strategies, and expected operating results and financial condition.  Forward-looking statements also include statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.  Factors that could cause or contribute to such differences include, but are not limited to, those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the section below titled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

ITEM 1. BUSINESS

OVERVIEW

NEON Systems, Inc. (“NEON”) is a leading provider of enterprise-class mainframe integration software.  NEON develops, markets and supports a unified mainframe integration platform that supports a broad range of requirements for modern Service-Oriented Architectures and emerging Event-Driven Architectures. NEON’s Shadow technology provides flexible, industry standard interfaces to enable highly secure and scalable mainframe integration, thereby allowing organizations to reduce total cost of ownership and risk associated with mainframe integration while streamlining the number of incumbent technologies needed for such integration.

During fiscal 2003, NEON began restructuring the company to concentrate on its core mainframe integration business, which has historically accounted for the majority of its revenues. Prior to fiscal 2004, NEON marketed and sold products outside of the mainframe integration market. In August 2002, NEON terminated the distribution agreement for its Enterprise Subsystem Management (“ESM”) products, owned by NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation, hereafter “NESI”). In January 2003, NEON fulfilled its financing obligation to Scalable Software, Inc., a provider of IT portfolio management software, under NEON’s option to acquire Scalable obtained in June 2002.  At such time, NEON also terminated its Service Agreement and discontinued its financing of Scalable.  Subsequent to the end of fiscal 2004, NEON sold the promissory notes it held from Scalable to Scalable’s largest shareholder.  Finally, in June 2003, NEON sold its iWave division to Skywire Software.  The financial results in fiscal 2002 and 2003 related to the iWave division have been re-classified as discontinued operations. See Management’s Discussion and Analysis—Related Party Transactions and the Notes to NEON’s consolidated financial statements for further discussion of these transactions.

Enterprise Class Mainframe Integration

Shadow Technology

NEON’s Shadow technology enables organizations to reclaim the value of mainframe-based services and events, providing secure, scalable, real-time legacy integration across a broad range of data, program and screen environments. Shadow has been designed to support both a Service Oriented Architecture (SOA) and Event Driven Architecture (EDA) for mainframe integration; combined with a strong commitment to integration standards, Shadow can dramatically reduce integration complexity and accelerate composite application development for systems based on J2EE or ..NET. With the flexibility to meet customers’ unique implementation needs, Shadow can be cost-effectively deployed as an infrastructure-based, programmatic integration server or a suite of mainframe adapters.

Shadow Packaging/Pricing

Programmatic Integration Server Packaging – applies to organizations taking a strategic, company-wide view of mainframe integration. It is designed to enable all licensed users to access all Shadow enabled Datasources in a consistent manner, thereby providing the most flexible and easy-to-deploy company wide option for mainframe integration.  Pricing of such products are generally based on the MIPS capacity of the mainframe CPU for which the products are licensed.

Mainframe Adapter Packaging – applies to individual, project oriented mainframe integration needs. It is designed to enable one-to-one access utilizing a single industry standard interface to a single mainframe subsystem.  Shadow Connect adapter packaging is designed to fit the ROI model associated with individual, business application oriented integration projects.  Pricing of such products are generally based on the type and number CPUs installed in the mid-tier server for which the products are licensed.

NEON’s Markets

Industry Background

A critical aspect of all large business operations is the ability to effectively utilize information technology.  Organizations are dependent on a variety of applications, information systems, and technology infrastructures, which are used to run the day-to-day operations of the business. Over time, organizations have made huge investments in these various applications, information systems, and technology infrastructures that have become known as legacy systems. Ever changing business demands along with the constant introduction of new technology create new challenges for these organizations, as they attempt to integrate new solutions in harmony with legacy systems.

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

•                  Application Platform Suites. Organizations must have the capability to develop and deploy new applications as well as to integrate existing applications to take advantage of the data and business processing in legacy systems. There is an increasing convergence of specific technologies associated with these functions (application development, application run-time execution, business process management, application integration and Web portals) that is manifesting itself in the form of an all-purpose technology platform. This technology platform is generically referred to as an “Application Platform Suite.”  The primary vendors of these platforms are IBM, BEA, Oracle, and Sun with many other vendors participating in various aspects of this platform trend. The ability to provide the critical capabilities of application development, deployment and integration in a single solution suite from these major technology vendors is of significant importance to organizations as they look for complete capabilities from a fewer number of stable solutions providers. The Application Platform Suite appears to be the current basis for the majority of in-house application development by larger organizations and is an emerging standard for development by external packaged application vendors.

•                  Service Oriented Architecture and Event Driven Architecture. Important industry influencers, including the leading vendors identified in the preceding section, consultants and analysts are heavily promoting the concept of services and events as an important consideration when developing a software infrastructure architectural design. For service-oriented architecture, the design requires that all existing and new business applications be represented on a network as reusable services, optimally according to industry standard Web Services specifications. For event driven architecture, the design requires that key business events be easily captured and published in real-time to subscriber applications on the network, which are explicitly prepared to handle the event. By following these guidelines, progressive organizations should be able to respond to market demands or competitive threats in a more agile manner as a consequence of the underlying enterprise computer systems being architected in a more flexible and adaptable manner.

•                  IBM Mainframes. Mainframes offer proven reliability, scalability, security and control as well as time-tested applications, often representing millions of dollars of investment for an organization. As a result, many organizations continue to depend on the mainframe to run core business processes, such as inventory management, payroll processing and customer billing and support. Historically, organizations have invested significant amounts in mainframe systems. As a result, a substantial amount of corporate data and ‘systems of record’ reside on mainframe systems, representing a wealth of important corporate information that must be leveraged in the ongoing deployment of new applications.

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

NEON Product Advantages

Shadow products provide organizations with the following benefits in deploying new applications that require integration with existing mainframe applications:

•                  Single Platform. Mainframe integration is a diverse discipline that covers integration with mainframe data, mainframe programs and mainframe terminal based (screen) applications. Furthermore, in response to powerful industry initiatives, it often demands an approach that is both event driven and service oriented. Shadow has been designed to deliver support for most mainframe integration paradigms from within a single product architecture and it is part of NEON’s strategy to ultimately provide support for all mainframe integration paradigms across all mainframe environments from within a single product architecture (see below for a detailed discussion on NEON’s overall strategy). This contrasts with historical mainframe integration approaches that carry the extra cost and inefficiency burden of multiple disparate products from multiple vendors.

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

•                  Preservation of Information Technology Investment. NEON’s Shadow products preserve an organization’s investment in mainframe, client/server, and packaged applications while allowing customers to take advantage of the benefits of the Internet with more efficient business integration and new high-value applications. NEON believes mainframe platforms will play a key role in large organizations for the foreseeable future. Using NEON’s Shadow products, organizations can continue to use these reliable, mission-critical applications as new technologies and market opportunities evolve. NEON believes that its Shadow products are unique in the industry in the depth of support provided for the IBM mainframe environment.

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

•                  High Performance; Scalability. NEON’s Shadow technology utilized an advanced mainframe server-side architecture for e-enterprise-class, “real time” access to and integration with mainframe systems from packaged applications, application platform suites, the Internet or client/server applications. Although many middleware products provide connectivity to mainframe systems, few provide the rapid response and scalability delivered by the NEON Shadow products, which allow information technology groups to broadly expand the user base of an application without concerns about deteriorating application performance.

•                  Extensive Management, Monitoring and Control Capabilities. The NEON software products provide a robust capability for management, monitoring and controls that support all phases of the application lifecycle. The NEON Shadow products’ end-to-end diagnostics provide rapid resolution of development problems, resulting in faster delivery of applications.

The NEON Strategy

NEON’s vision is to emerge as the dominant independent software vendor in the $250 million market for mainframe integration software. The following are key elements of NEON’s execution strategy in support of this vision:

•                  Focus Development, Acquisition and Marketing Efforts on a Unified Platform for Mainframe Integration. The market for mainframe integration software is highly fragmented. According to industry analysts, over 20 companies sell some form of mainframe integration technology on a point solution basis. NEON believes that an opportunity exists for an independent software vendor to take a dominant leadership position in the mainframe integration market by taking a holistic approach to the problem. NEON feels that end users can accrue significant benefits by streamlining the number of vendors and technologies required to perform any given set of related functions, as long as point functionality for any discrete feature is not materially sacrificed. By building or buying its way into those mainframe integration features not currently covered by the Shadow product set, NEON seeks to emerge as the preeminent mainframe integration software vendor with the ability to support the most complex range of mainframe integration requirements. In addition, well-chosen acquisition targets are likely to grow NEON’s customer base with customers suitable for the cross-sell of NEON’s existing products. This is an important consideration in a technology space not exhibiting material expansion.

•                  Maintain and Enhance Technological Leadership. NEON believes that it is a technology leader in providing integration solutions for the IBM mainframe platform. The foundation of its technological leadership is the product architecture and rapidly extensible code base that underpins the Shadow product technology. Shadow technology significantly reduces the complexity of integrating modern distributed application environments with mainframe data, programs and screens.  Shadow’s unified architecture not only delivers significant operational efficiencies, cost benefits, and feature advantages over competing products, but also provides the building blocks for the delivery of new products by NEON. NEON intends to continue to maintain and enhance its technological leadership by leveraging its proven architecture to rapidly develop and release new products.

•                  Capitalize on Market Demand for eBusiness Applications and Environments. Few of the vendors of application server environments; eBusiness applications; Enterprise Application Integration software; Enterprise Service Buses; Business Process Management systems; Business Intelligence platforms and other popular enterprise products have in-house mainframe expertise or have developed mainframe integration solutions despite the fact that many Fortune 500 customers process large e-commerce transactions through their mainframe systems. For the true value of the new offerings from these non-mainframe vendors to be realized, NEON believes that such vendors and their large customers must somehow integrate their systems with the huge transactions flowing through their customers’ mainframe systems.  NEON intends to align its marketing messages, with some of the products and initiatives from these key vendors, to capitalize on any customer identified value in integrating mainframes with the above-mentioned products and initiatives.

•                  Leverage Installed Base of Customers. Over 250 organizations worldwide have purchased NEON’s Shadow products. NEON’s customers span major industries, including energy, manufacturing, financial services, government and retail. To date, the majority of these customers use NEON’s Shadow products in specific departments, divisions or locations. NEON believes it can penetrate more deeply into existing customer sites with opportunities for cross-sell and up-sell of enhanced features. In addition, NEON believes there is a large opportunity to sell organization-wide licenses to its installed customer base.

•                  Leverage Partner Relationships. NEON has a growing number of partner relationships that provide referral and other lead generation opportunities. In addition, several partners have licensed and embedded NEON technology into their products pursuant to OEM/Reseller agreements. NEON believes that there are significant revenue growth opportunities in working with partners to establish alternate sales channels for its products, especially using the Shadow Connect adapter packaging option.

Sales Strategy

NEON sells its products through a direct sales channel and indirect channels.

Direct Sales Channel. NEON utilizes a direct sales model that minimizes the number of remote sales offices and customer site visits and focuses on effective use of the telephone and Internet communications for product demonstrations and sales. The direct sales force for North America is based primarily in Sugar Land, Texas, with additional offices in Dallas and New York City area, and generates a substantial majority of NEON’s revenues. In January 1997, NEON established its first international direct sales office in the United Kingdom. In August 1997, NEON established another international direct sales office in Frankfurt, Germany, and in May 2000, NEON established a sales presence in Sydney, Australia.  Over the past 12 months, NEON has consolidated its European operations into the United Kingdom and closed its German office. Furthermore, it has closed it Australian operation, but established a support operation in Japan to cover the Asia-Pacific region; both of these moves are designed to more effectively leverage NEON’s indirect sales channel. NEON’s Professional Services is part of the Direct Sales organization, supporting new and existing customers with strategic consulting, implementation services, systems health-checks and product training.  Revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 33%, 27% and 15% in fiscal 2004, 2003 and 2002, respectively.

Indirect Sales Channel. NEON utilizes indirect sales channels, emphasizing International Distributorship, OEM/Reseller Relationships and Marketing/Referral Relationships with key partners.

•                  International Distributorships. NEON has established indirect distribution channels through independent distributors in Europe, Africa, Latin America and Asia Pacific. At March 31, 2004, NEON had 17 distributors covering 20 countries. NEON’s distributors typically perform marketing, sales and technical support functions in their assigned country or region. They may distribute directly to the customer, via other resellers or through a combination of both channels. NEON continuously trains its international distributors in both product capabilities and sales methodologies. For financial information attributable to each of NEON’s geographic sales areas, see Note 10 to NEON’s consolidated financial statements.

•                  Original Equipment Manufacturer OEM/Reseller Relationships. NEON has OEM/Reseller relationships with a number of companies.  These companies market or embed the Shadow products in their products to provide access to mainframe-based enterprise data and applications from their respective applications. Large-scale Systems Integrators can also resell the products in value-added solutions to the end-user.

•                  Marketing/Referral Relationships. NEON has developed marketing and referral relationships with a number of companies.  These companies generate qualified leads to NEON in return for a referral fee.  These Marketing/Referral Partners also engage in joint marketing opportunities with NEON.

NEON’s marketing activities support revenue generation and sales enablement for both the direct and indirect sales channel, as well as enhancing NEON’s corporate reputation.  Marketing activities include lead generation, integrated marketing communications, public relations, industry analyst relations, investor relations, trade shows/events and web-based seminars and advertising.

Customers

NEON’s customer base spans major industries, including energy, manufacturing, financial services, government and retail.  NEON provides its products to customers under non-exclusive, non-transferable licenses. Under NEON’s current standard license agreement, licensed software may be used solely for the customer’s internal operations, and NEON does not sell or transfer title to its products to its customers.  During fiscal 2004 and 2003, NEON did not have any customers that individually accounted for 10% or more of total revenue.  NEON had one customer that represented 10% of consolidated revenue in fiscal 2002.

Customer Support

Customer support personnel provide pre-sales, installation and post-sale technical support by toll-free telephone, E-mail and facsimile, and through NEON’s Internet site and bulletin boards. Customer support is available on a 24x7 basis. In addition, NEON representatives regularly contact each customer to assess customer satisfaction and obtain feedback. As a result of the “out-of-the-box” functionality of its products, NEON does not require a large customer support organization.  At March 31, 2004, NEON had 7 customer support employees.

Product Development

NEON’s research and development efforts are focused on continuing to deliver new capabilities that allow our customers to extend their usage of our products, developing support for new releases of software on which our products are dependent and providing maintenance for resolution of problems which may be encountered when using our software. All such development effort is funded by NEON. NEON incorporates the recommendations of existing and potential customers when developing its products and believes that continued dialogue with customers is an important element in developing enhancements to existing products and in the development of new products.

NEON has in the past dedicated, and expects in the future to dedicate a significant amount of resources to developing new and enhanced products. NEON continues to follow a plan of continuous product improvement and enhancement. At any point in time a number of product development initiatives will be underway. We believe these development efforts will increase Shadow’s technical leadership in the integration market.

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

NEON’s Shadow mainframe integration products compete principally with products from established vendors such as IBM, Jacada and WRQ.  NEON’s Shadow Connect adapter products compete principally with products from established vendors such as Attachmate, Attunity and iWay.   Other competitive factors include:

•                  Business applications vendors who may internally develop, or attain through acquisitions and partnerships, and mainframe adapter integration solutions

•                  Internal development efforts by corporate information technology departments

•                  New entrants to the mainframe adapter integration markets

NEON’s competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than NEON. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which could materially adversely affect NEON’s business, operating results and financial condition.

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

NEON is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by NEON of their intellectual property rights. NEON expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in NEON’s industry segment grows and the functionality of products in different industry segments overlaps. In addition, NEON has licensed or acquired third-party technology, which may be incorporated in or with the NEON technology for which NEON relies on the representations and warranties of the companies or individuals from whom such technology was acquired that such technology does not infringe any proprietary rights of third parties.  Generally, the agreements whereby NEON acquired such third-party technology provide that in the event any infringement is claimed against NEON, such third-party vendor will indemnify NEON for any damages incurred in the course of defending any such claims. Any such infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require NEON to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to NEON, if at all. In the event of a successful claim of product infringement against NEON and failure or inability of NEON to either license the infringed or similar technology or develop alternative technology on a timely basis, NEON’s business, operating results and financial condition could be materially adversely affected.

Human Resources

As of March 31, 2004, NEON and its subsidiaries employed 67 persons, including 25 in sales, marketing and field operations, 27 in research and development and 15 in finance and administration. None of NEON’s employees are represented by a labor union. NEON has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in NEON’s industry is intense.

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

Loss of Key Software Developers Could Adversely Affect Our Business

Our success is dependent upon the continued service and skills of our key software developers. The loss of the services of any of these key software developers could have a negative impact on our business because of their unique skills, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. We do not intend to maintain “key-man” life insurance policies covering any of our employees. Significant competition exists for employees with the skills required to develop the software products and perform the maintenance services that we offer, and we may not be able to continue to retain sufficient numbers of highly skilled employees.

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

ITEM 2. PROPERTIES

NEON’s principal administrative, product development, marketing and sales facility comprises approximately 51,700 square feet and is located in Sugar Land, Texas. The lease for this facility will expire on March 31, 2005. In addition, NEON leases offices in Windsor, England. In March 2003, NEON abandoned approximately 20,000 square feet of its leased facility space, including an entire floor in its Sugar Land office and two floors in its Windsor, England office.  See Note 6 to NEON’s consolidated financial statements.  Management believes that its current facilities are adequate to meet its needs through the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of NEON’s operations.  Management of NEON is also actively seeking to restructure its current lease in order to reduce its occupancy costs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal Year Ended March 31, 2004:
Fourth Quarter	$4.58	$3.05
Third Quarter	$5.07	$2.79
Second Quarter	$5.00	$2.51
First Quarter	$3.70	$0.82

Fiscal Year Ended March 31, 2003:
Fourth Quarter	$3.12	$1.90
Third Quarter	$3.34	$1.70
Second Quarter	$5.35	$2.36
First Quarter	$8.55	$3.80

During the fiscal year ended March 31, 2004, NEON issued no unregistered shares of its Common Stock.

Holders

On March 31, 2004, the last reported sale price of the common stock on the Nasdaq Stock Market was $3.44 per share. At March 31, 2004, there were 184 registered holders of record of NEON’s common stock (although NEON believes that the number of beneficial owners of its common stock is substantially greater) and approximately 8.9 million shares outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

The selected consolidated financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Consolidated Financial Statements and Supplementary Data,” included elsewhere herein.  Certain prior year amounts have been reclassified to conform to current year presentation.

	Years Ended March 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenues:
License	$5,306	$7,573	$10,752	$16,876	$22,860
Maintenance	10,074	9,690	8,900	8,798	6,859
Total revenues	15,380	17,263	19,652	25,674	29,719

Cost of revenues:
Cost of license	84	299	1,557	2,065	1,484
Cost of maintenance	1,353	1,977	2,115	2,365	1,719
Total cost of revenues	1,437	2,276	3,672	4,430	3,203

Gross profit	13,943	14,987	15,980	21,244	26,516
Operating expenses:
Sales and marketing	6,085	11,107	13,368	15,639	11,474
Research and development	4,509	4,550	4,447	6,154	5,847
General and administrative	3,623	6,331	5,097	8,957	3,549
Intangible impairment	—	150	—	—	—
Restructuring costs	237	2,918	908	—	—
Loss on disposal	—	687	—	—	—
Asset write-down charges	—	—	887	—	—
Amortization of goodwill	—	—	478	478	239
Total operating expenses	14,454	25,743	25,185	31,228	21,109

Operating income (loss)	(511)	(10,756)	(9,205)	(9,984)	5,407
Interest and other income, net	275	432	1,190	2,486	2,256
Equity loss in affiliate	—	(3,525)	(2,097)	—	—
Gain from settlement of litigation	—	—	9,260	—	—
Valuation allowance of note receivable	—	(378)	(2,000)	—	—

Income (loss) from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	(236)	(14,227)	(2,852)	(7,498)	7,663

Benefit (provision) for income taxes	—	(194)	—	1,884	(2,759)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(236)	(14,421)	(2,852)	(5,614)	4,904
Loss from discontinued operations	(244)	(3,451)	(1,281)	(1,631)	—
Gain on disposal of discontinued operations	382	—	—	—	—
Income (loss) before cumulative effect of change in accounting principle	(98)	(17,872)	(4,133)	(7,245)	4,904
Cumulative effect of change in accounting principle	—	(1,043)	—	—	—

Net income (loss)	(98)	(18,915)	(4,133)	(7,245)	4,904

Earnings per common share – Basic:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.02)	$(1.65)	$(0.30)	$(0.60)	$0.55
Loss from discontinued operations	(0.03)	(0.40)	(0.14)	(0.17)	—
Gain on disposal of discontinued operations	0.04	—	—	—	—
Income (loss) before cumulative effect of change in accounting principle	(0.01)	(2.05)	(0.44)	(0.77)	0.55
Cumulative effect of change in accounting principle	—	(0.12)	—	—	—
Net income (loss)	(0.01)	(2.17)	(0.44)	(0.77)	0.55

Earnings per common share – Diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.02)	$(1.65)	$(0.30)	$(0.60)	$0.47
Loss from discontinued operations	(0.03)	(0.40)	(0.14)	(0.17)	—
Gain on disposal of discontinued operations	0.04	—	—	—	—
Income (loss) before cumulative effect of change in accounting Principle	(0.01)	(2.05)	(0.44)	(0.77)	0.47
Cumulative effect of change in accounting principle	—	(0.12)	—	—	—
Net income (loss)	$(0.01)	$(2.17)	$(0.44)	$(0.77)	$0.47

Weighted average shares outstanding:
Basic	8,855	8,721	9,325	9,432	8,914
Diluted	8,855	8,721	9,325	9,432	10,461

	As of March 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$20,899	$19,791	$34,506	$42,774	$37,120
Working capital	17,710	17,091	33,276	40,347	41,430
Total assets	36,857	34,314	53,600	63,378	60,500
Total stockholders’ equity	24,457	24,391	42,925	49,314	51,858

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

Overview

NEON Systems, Inc. (“NEON”) is a leading provider of enterprise-class mainframe integration software.  NEON develops, markets and supports a unified mainframe integration platform that supports a broad range of requirements for modern Service-Oriented Architectures and emerging Event-Driven Architectures. NEON’s Shadow technology provides flexible, industry standard interfaces to enable highly secure and scalable mainframe integration allowing organizations to reduce total cost of ownership and risk associated with mainframe integration while streamlining the number of incumbent technologies needed for such integration.

During fiscal 2003, NEON began restructuring the company to concentrate on its core mainframe integration business, which has historically accounted for the majority of its revenues. Prior to fiscal 2004, NEON marketed and sold products outside of the mainframe integration market. In August 2002, NEON terminated the distribution agreement for its Enterprise Subsystem Management (“ESM”) products, owned by NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation, hereafter “NESI”). In January 2003, NEON discontinued its financing obligation to Scalable Software, Inc., a provider of IT portfolio management software, which NEON received the option to acquire in June 2002.  Finally, in June 2003, NEON sold its iWave division. The financial results in fiscal 2003 and 2002 related to the iWave division have been re-classified as discounted operations. See Management’s Discussion and Analysis—Related Party Transactions and the Notes to NEON’s consolidated financial statements for further discussion of these transactions.

Business Environment

NEON derives revenue from software licenses and maintenance services. License fees, which are graduated and based upon various industry standard measures of product uses such as mainframe potential capacity, CPUs, and users, are generally due upon license grant and include a one-year maintenance period. The sales process typically takes between six and nine months. After the initial year of license, NEON provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee. Any factors adversely affecting the pricing of, demand for, or market acceptance of, our products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition.

In mid-2000, the mainframe software market began to weaken as the global economies entered a recessionary period.  Prior to 2000, many of NEON’s customers were experiencing consistent growth of their mainframe systems and, as a result, they purchased additional software capacity in anticipation of continued growth at rates consistent with history. Additionally, during this time frame, the competitive landscape for NEON’s product also began to intensify.

During fiscal 2003, NEON began restructuring the company to concentrate on its core mainframe integration business, which has historically accounted for the majority of its revenues. NEON divested of its non-core products and reduced the size of its sales, marketing and administration organizations. During this period NEON also began to develop new mainframe integration products as well as identify other adjacent products, technologies and companies, complementary to NEON’s existing product portfolio.

Many of NEON’s customers remain cautious about their capital spending. Although general economic conditions have improved, NEON is still uncertain as to future spending patterns of its customers. NEON believes that period-to-period comparisons of our revenue and operating results should not be relied upon as indications of our future performance. Further, NEON does not believe that its historical growth rates in prior years are necessarily representative of its future growth potential.

Financial Performance

•                  Total revenue for fiscal 2004 was $15.4 million, compared to $17.3 million in fiscal 2003. Total revenue in fiscal 2003 included $906,000 related to ESM products, which we ceased to distribute in August 2002. During fiscal 2004 and 2003, NEON did not have any customers that individually accounted for 10% or more of total revenue.

•                  In fiscal 2004 and 2003, maintenance revenues represented 66% and 56% of total revenues, respectively. Maintenance revenues may continue to increase as a percentage of total revenues in the future.

•                  Net loss for fiscal 2004 was $98,000, compared to $18.9 million in the prior year. NEON’s net loss during fiscal 2004 declined significantly as a result of the divesture of non-core products in fiscal 2003 as well as other sales, marketing and administrative restructuring activities.

•                  At March 31, 2004, NEON had cash and cash equivalents of $20.9 million, an increase of $1.1 million from fiscal 2003. NEON does not have any debt.

Related Party Transactions

Certain former members of NEON’s Board of Directors and certain former executive officers of NEON were shareholders and/or directors in other companies with which NEON has investments.  Transactions between NEON and these other companies are described below. The directors and officers involved in such transactions are no longer officers and directors of NEON.  On March 6, 2003, Louis R. Woodhill resigned as a director and Chief Executive Officer of NEON. In June 2003, Jim Woodhill resigned as a director of NEON.  At NEON’s annual meeting of stockholders on September 22, 2003, John J. Moores, Charles E. Noell III, Norris van den Berg and Peter Schaeffer did not stand for re-election and are no longer directors of NEON.

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

NESI currently holds a consolidated promissory note payable to NEON in the aggregate principal amount of $3.6 million, bearing no interest to its due date of March 31, 2005. This consolidated promissory note is secured by all of the intellectual property of NESI (“NESI IP”). NESI also currently holds a $3.0 million convertible promissory note payable to NEON bearing no interest to its due date of March 31, 2005, which is also secured by the NESI IP. The $3.0 million convertible note is convertible by NEON, in its discretion, into equity in NESI at an agreed pre-cash valuation of $30.0 million dollars. Such conversion right will expire on the due date of the $3.0 million convertible note. On the closing of the transaction in August 2002, NEON recorded the notes receivable from NESI at their estimated net present value, which was calculated at $4.3 million in aggregate value. As a result of the Termination Agreement, NEON recorded a loss on disposal of $687,000.  NEON also evaluates the NESI IP on a quarterly basis to determine the note’s net realizable value. Accordingly, NEON will adjust the carrying value of the note if the net realizable value is determined to be below the carrying value. NEON had an external valuation of its notes receivable due from NESI as of March 31, 2004 and determined that no further impairment of the note was required.

Scalable Software, Inc.

Scalable Software, Inc. (Scalable), a Houston-based provider of software solutions for IT portfolio management, is a company founded by Louis R. Woodhill, who served as NEON’s Chief Executive Officer until March 2003. Several former members of NEON’s Board of Directors, including Louis R. Woodhill, John J. Moores, Peter Schaeffer, Charles E. Noell III and Jim Woodhill, had or have a financial interest in Scalable.

In June 2002, NEON obtained a two-year option to acquire Scalable as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON agreed to provide bridge financing of up to $5.5 million (subsequently increased to $6.0 million in October 2002), in addition to $3.5 million previously loaned to Scalable that was secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing had a 36-month term and did not bear interest during the term of the two-year option to acquire Scalable, which expires June 26, 2004. After the expiration of the option, the loan was scheduled to bear interest at the prime rate plus two percentage points to its due date of June 26, 2005 and thereafter on any unpaid principal and interest amounts outstanding. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill for the initial $3.5 million loaned to Scalable, the $6.0 million loan was secured by all of the intellectual property rights of Scalable. As of January 2003, Scalable had exhausted its credit facility with NEON. Scalable has asked for and received waivers of NEON’s right of first refusal with respect to additional venture capital bridge financing.

On June 9, 2004, NEON entered into a Note Purchase Agreement with JMI Services, Inc., the largest shareholder of Scalable, to sell the $3.5 million guaranteed note and the $6.0 million secured note issued by Scalable to NEON for an aggregate cash purchase price of $4.75 million.  JMI Services is an affiliate of John J. Moores, NEON’s largest shareholder.  The proposed purchase of the Scalable notes was reviewed by NEON’s fully independent Board of Directors.  The board requested and received a fairness opinion from Avail Consulting, Inc., a Houston, Texas based independent valuation and financial consultant, stating that the transaction was fair to the stockholders of NEON from a financial standpoint. NEON also engaged Avail Consulting to perform a valuation on both notes receivable from Scalable. The value received by JMI Services exceeded the estimated fair value of both notes, as determined by Avail Consulting.

During the period in which NEON was advancing funds to Scalable, NEON accounted for its investment in Scalable using the modified equity method of accounting. Under this method of accounting, NEON recognized 100% of Scalable’s losses to the extent of advances made in excess of the guaranteed amount. At March 31, 2004, NEON had made total advances of $9.5 million to Scalable (including $6.0 million of unguaranteed advances) and recognized cumulative losses of $5.6 million. No losses have been recognized in fiscal year 2004 since NEON has no further obligation to advance funds to Scalable and have subsequently sold the notes in question.  Due to the uncertainties regarding NEON’s ultimate ability to recover any unguaranteed advances to Scalable, NEON had previously determined that it should not record the carrying value of its net advance to Scalable above the guaranteed amount of $3.5 million.  NEON currently anticipates that the sale of the Scalable notes to JMI Services, Inc. will result in a gain of approximately $1.2 million on sale of assets in the fiscal quarter ending June 30, 2004.

Critical Accounting Policies

The following is a discussion of the accounting policies that NEON believes (1) are most important to the portrayal of its financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition Policies

Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4) and Statement of Position 98-9 (SOP 98-9). NEON adopted SOP 97-2 effective July 1, 1997, SOP 98-4 effective March 31, 1998 and SOP 98-9 effective April 1, 1999. NEON believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4 and SOP 98-9. Revenues from software license sales are recognized when all of the following conditions are met: a non-cancelable license agreement has been obtained, the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; no other significant vendor obligations exist; and vendor-specific objective evidence exists to allocate the total fee to each element of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately. All elements of each order are valued at the time of revenue recognition. NEON will defer license revenue for all delivered elements associated with a sales arrangement, if vendor-specific objective evidence cannot be established for each undelivered element. License revenues generally include software maintenance agreements for the first year following the date of sale. In such cases, revenues are allocated between license and maintenance revenues based on the residual method provided by SOP 98-9. Deferred revenue is generally based on vendor-specific objective evidence of the fair value of maintenance with the remaining portion of the total arrangement value allocated to license revenues.  Revenues from first-year maintenance agreements and separately priced software maintenance agreements for subsequent years are deferred and recognized ratably on a straight-line basis over the maintenance period. NEON also markets and sells its products through independent distributors and resellers. License and maintenance revenues from these transactions are recognized as above, when sold to the ultimate end user and all of the above conditions are met.

Capitalized Software Costs

NEON follows SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Research and development expenditures have been charged to operating expenses as incurred. No such costs have been capitalized to date, as the impact on the financial statements would be insignificant because the time between a product meeting the definition of technological feasibility and readiness for market is very short.

Allowance for Doubtful Accounts Receivable

As a part of its normal accounting procedures, NEON evaluates outstanding accounts receivable to estimate whether they will be collected. This is a subjective process that involves making judgments about our customers’ ability and willingness to pay these accounts. An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance that NEON believe will be collected. In estimating the appropriate balance for this allowance, NEON considers (1) specific reserves for accounts NEON believes may prove to be uncollectible and (2) additional reserves, based on historical collections, for the remainder of our accounts. Additions to the allowance for doubtful accounts are charged to operating expenses, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible or when actual experience differs from management’s original estimate. If NEON’s estimate of uncollectible accounts should prove to be inaccurate at some future date, the results of operations for the period could be materially affected by any necessary correction to the allowance for doubtful accounts.

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

Accounting for Advances to Scalable Software, Inc.

During fiscal years 2003 and 2002, the period in which NEON was advancing funds to Scalable, NEON accounted for its investment in Scalable using the modified equity method of accounting. Under this method of accounting, NEON recognized 100% of Scalable’s losses to the extent of advances made in excess of the guaranteed amount. At March 31, 2004, NEON had made total advances of $9.5 million to Scalable (including $6.0 million of unguaranteed advances) and recognized cumulative losses of $5.6 million. No losses have been recognized in fiscal year 2004 since NEON has no further obligation to advance funds to Scalable.  Due to the uncertainties regarding NEON’s ultimate ability to recover any unguaranteed advances to Scalable, NEON has determined that it should not record the carrying value of its net advance to Scalable above the guaranteed amount of $3.5 million.

On June 9, 2004, NEON entered into a Note Purchase Agreement with JMI Services, Inc., the largest shareholder of Scalable, to sell the $3.5 million guaranteed note and the $6.0 million secured note issued by Scalable to NEON in connection with NEON’s financing obligations for an aggregate cash purchase price of $4.75 million.  JMI Services is an affiliate of John J. Moores, NEON’s largest shareholder.  The proposed purchase of the Scalable notes was reviewed by NEON’s fully independent Board of Directors.  The board requested and received a fairness opinion from Avail Consulting, Inc., a Houston, Texas based independent valuation and financial consultant, stating that the transaction was fair to the stockholders of NEON from a financial standpoint. NEON also engaged Avail Consulting to perform a valuation on both notes receivable from Scalable. The value received by JMI Services exceeded the estimated fair value of both notes, as determined by Avail Consulting.

Results of Operations

The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

	Years Ended March 31,
	2004	2003	2002
Revenues:
License	34.5%	43.9%	54.7%
Maintenance	65.5	56.1	45.3
Total revenue	100.0	100.0	100.0
Cost of revenues:
Cost of license	0.5	1.7	7.9
Cost of maintenance	8.8	11.5	10.8
Total cost of revenues	9.3	13.2	18.7
Gross profit	90.7	86.8	81.3
Operating expenses:
Sales and marketing	39.6	64.3	68.1
Research and development	29.3	26.3	22.6
General and administrative	23.6	36.7	26.0
Intangible impairment	—	0.9	—
Restructuring costs	1.5	16.9	4.6
Loss on disposals	—	4.0	—
Asset write-down charges	—	—	4.5
Amortization of goodwill	—	—	2.4
Total operating expenses	94.0	149.1	128.2
Operating loss	(3.3)	(62.3)	(46.9)
Interest and other income, net	1.8	2.5	6.1
Equity loss in affiliate	—	(20.4)	(10.7)
Gain from settlement of litigation	—	—	47.1
Valuation allowance of note receivable	—	(2.2)	(10.1)
Loss before provision for income taxes and cumulative effect of change in accounting principle	(1.5)	(82.4)	(14.5)
Benefit (provision) for income taxes	—	(1.1)	—

Loss from continuing operations before cumulative effect of change in accounting principle	(1.5)	(83.5)	(14.5)
Loss from discontinued operations	(1.6)	(20.1)	(6.5)
Gain on disposal of discontinued operations	2.5	—	—
Loss before cumulative effect of change in accounting principle	(0.6)	(103.6)	(21.0)
Cumulative effect of change in accounting principle	—	(6.0)	—

Net loss	(0.6)	(109.6)	(21.0)

Fiscal Years Ended March 31, 2004, 2003 and 2002

Revenues

License revenues were $5.3 million, $7.6 million, and $10.8 million in fiscal 2004, 2003 and 2002, respectively, representing period-to-period declines of 30% for fiscal 2004 and 2003. The decrease of $2.3 million in fiscal 2004 was due to fewer large dollar value license sales transactions during the year, combined with the termination of the distribution agreement for ESM products. The decrease in fiscal 2003 of $3.2 million was due to NEON exiting the ESM products market, combined with the expiration of a two-year software distribution agreement with BMC Software in September 2001. ESM products accounted for $574,000 and $2.2 million in license revenues during fiscal 2003 and 2002, respectively. During fiscal 2002, license revenues under the BMC Software distribution agreement entered in connection with NEON’s settlement of a lawsuit originally filed by BMC Software were $2.2 million.

Maintenance revenues were $10.1 million, $9.7 million, and $8.9 million, in fiscal 2004, 2003 and 2002, respectively, representing period-to-period increases of 4% and 9% for the fiscal 2004 and 2003 periods, respectively. Maintenance revenues attributable to ESM products were $332,000 and $557,000 for fiscal 2003 and 2002, respectively. The increase in maintenance revenue resulted from growth of NEON’s cumulative installed customer base combined with annual increases in maintenance renewal fees.

Cost of Revenues

Cost of license revenues primarily consists of royalty payments to third parties. Cost of license revenues was $84,000, $299,000, and $1.6 million, in fiscal 2004, 2003 and 2002, respectively, representing 2%, 4%, and 14% of total license revenues in the respective periods.  The fiscal 2004 and 2003 reductions in cost of license revenues was primarily due to lower product royalty payments following the termination of the NESI distribution agreement in August 2002.  See Related Party Transactions and Note 4 to NEON’s consolidated financial statements.

Cost of maintenance revenues includes personnel and other customer support costs.  Cost of maintenance was $1.4 million, $2.0 million, and $2.1 million in fiscal 2004, 2003 and 2002, respectively, representing 13%, 20%, and 24% of total maintenance revenues in the respective periods. The consecutive decreases in cost of maintenance revenue as a percentage of maintenance revenue was due to the cumulative growth in NEON’s customer base and annual increases in maintenance fees combined with consolidation of the technical support staff.

Operating Expenses

Sales and marketing expenses include personnel costs, sales commissions and travel expenses of sales, presales support and marketing personnel, along with other promotional expenses. Sales and marketing expenses were $6.1 million, $11.1 million, and $13.4 million in fiscal 2004, 2003 and 2002, respectively, representing 40%, 64% and 68% of total revenue in the respective periods. The reduction in fiscal 2004 and 2003 was due to lower personnel and promotional costs, which resulted from the termination of the distribution agreement for ESM products and the reorganization of the Shadow sales department.

Research and development expenses primarily include personnel costs associated with NEON’s product development staff.  Research and development expenses were $4.5 million, $4.6 million, and $4.4 million in fiscal 2004, 2003 and 2002, respectively, representing 29%, 26% and 23% of total revenues in each of the respective periods.  Research and development costs have remained relatively consistent over the three previous fiscal years.

General and administrative expenses include personnel and other costs associated with NEON’s executive, financial, legal and administrative functions. General and administrative expenses were $3.6 million, $6.3 million and $5.1 million in fiscal 2004, 2003 and 2002, respectively, representing 24%, 37%, and 26% of total revenues of the respective periods.  The decrease in fiscal 2004 from fiscal 2003 was primarily due to a reduction in administrative personnel.  The increase in general and administrative expenses in fiscal 2003 from fiscal 2002 was primarily due to a $959,000 charge related to excess depreciation expense incurred as a result of a change in the estimated lives of certain fixed assets.

During fiscal 2004, NEON incurred $237,000 of restructuring charges. These charges primarily relate to employee severance costs associated with the elimination of direct sales operations in two foreign locations.  NEON replaced these direct sales operations with local distributors. NEON incurred $2.9 million of restructuring charges in fiscal 2003. The charges primarily relate to future losses due to the abandonment of leased facilities associated with a corporate reorganization as well as severance and non-cash stock compensation costs related with termination of the distribution agreement with NESI. The Company has not been able to sublease the abandoned facilities and therefore, has accrued the full amount of the future lease commitments.  If the Company is able to sublease these facilities in the future, it may result in a reversal of this accrual.  During fiscal 2002, NEON recorded a restructuring charge of $908,000. These charges related to reductions in the Company’s cost structure and corporate reorganization, including reductions in force resulting in severance charges of $570,000 and losses from lease commitments of $338,000 due to the abandonment of certain leases facilities.

During fiscal 2003, NEON recorded a $687,000 loss associated with the termination of its distribution agreement with NESI.  See Note 4 to NEON’s consolidated financial statements.

NEON recorded non-cash charges of $887,000 during fiscal 2002 related to the write-down of pre-paid royalties and other assets.

Effective fiscal 2003, under SFAS No. 142, NEON no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead will test those assets for impairment at least annually.  Amortization expense of $478,000 related to the acquisition of various software products and assets from Beyond Software, Inc. was recorded in fiscal 2002.

Interest and other income was $275,000, $432,000 and $1.2 million for fiscal 2004, 2003 and 2002, respectively.  The decrease in fiscal 2004 from 2003 was due to lower short-term interest rates, partially offset by interest on an income tax receivable collected during fiscal 2004. The decrease in fiscal 2003 from the prior year was due to lower short-term interest rates, combined with a reduction in cash balances.

On June 20, 2003, NEON entered into an Asset Purchase Agreement with a third party software vendor to sell NEON’s iWave product line assets.  As a result of the transaction, NEON recorded a gain on sale of $382,000, net of closing expenses, during fiscal 2004. Total revenues attributed to the iWave product line for fiscal 2004, 2003 and 2002 were $194,000, $1.3 million and $1.8 million, respectively.  Operating losses associated with the iWave product line were classified as discontinued operations and represented $244,000, $3.5 million and $1.3 million for fiscal 2004, 2003 and 2002, respectively.  During fiscal 2003, NEON performed impairment tests on its intangible assets related to the iWave intellectual property.  As a result, NEON recorded impairment charges of $1.3 million during the period. Such impairment charges are included in the loss from discontinued operations.

NEON accounted for its investment in Scalable using the modified equity method of accounting. Under this method, NEON recognized 100% of Scalable’s income or loss to the extent of advances made in excess of the guaranteed amount.  NEON recorded an equity loss of $3.5 million and $2.1 million in fiscal 2003 and 2002, respectively.  In fiscal 2003, NEON recorded a valuation allowance of $378,000 against the Scalable note receivable to write-down the outstanding balance of the note to the guaranteed amount.  See Note 4 to NEON’s consolidated financial statements.

During the fiscal year ending 2002, NEON resolved its trademark litigation with New Era of Networks, and as a result NEON received a cash payment of approximately $9.3 million, net of attorney fees.  See Note 5 to NEON’s consolidated financial statements.

During fiscal 2003, NEON recorded a net $194,000 provision for income taxes due to increasing its reserve for the deferred tax asset.  There was no provision for income taxes in fiscal 2002, due to the recording of a valuation allowance against all tax benefits arising from NEON’s operating losses.  As of March 31, 2004, NEON had a net operating loss carry-forward for income tax purposes of approximately $ 19.3 million that is available to offset future taxable income, if any. No benefit for income taxes was recorded in fiscal 2004, as valuation allowances have been established against these losses.  The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely.  The net operating loss carry-forward for the United States begins expiring in the tax year 2020.  Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these  losses, therefore, as of March 31, 2004, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these loss carryforwards.

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

Liquidity and Capital Resources

NEON’s cash and cash equivalent balance was $20.9 million and $19.8 million at March 31, 2004 and 2003, respectively. The increase is due primarily to cash generated from operations and proceeds from the sale of NEON’s iWave product line.

Net cash provided by operating activities in fiscal 2004 was $345,000 and primarily related to collection of an income tax receivable. Net cash used in operating activities in fiscal 2003 was $7.7 million and was primarily the result of operating losses.  Net cash provided by operating activities in 2002 was $2.9 million and was due to the proceeds of the settlement of its lawsuit against New Era of Networks offset by operational losses.

Net cash provided by investing activities in fiscal 2004 was $396,000 and relates to proceeds from the sale of NEON’s iWave product line. Net cash used in investing activities during fiscal 2003 and 2002 was $6.2 million and $7.7 million, respectively.  The funds used in fiscal 2003 resulted primarily from the loan advances made to Scalable and NESI.  The funds used in fiscal 2002 resulted primarily from the loan advances made to Scalable. See “Related Party Transactions” and Note 4 to NEON’s consolidated financial statements.  As of March 31, 2004, NEON had no material commitment for capital expenditures or any further commitments to advance funds to Scalable or NESI.

NEON’s net cash provided by financing activities was $112,000 and $30,000 in fiscal 2004 and 2003, respectively, primarily related to exercises of employee stock options.  Net cash used in fiscal 2002 was $2.5 million and primarily resulted from the repurchase of common stock by NEON in December of 2001.

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

The following table summarizes our contractual cash obligations as of March 31, 2004 (in thousands):

	Fiscal Year Ending March 31,
	2005	2006	2007	2008	2009	Thereafter	Totals
Operating Leases	$713	$589	$578	$472	$374	$343	$3,069

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation as revised in December 2003 for partial deferral, applies immediately to variable interests in variable interest entities created after January 31, 2003, to special purpose entities obtained before February 1, 2003 and for periods ending after March 15, 2003 to variable interests in other variable interest entities obtained before February 1, 2003.  The impact that application of this Interpretation had on NEON’s consolidated financial statements was not material.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material effect on NEON’s consolidated financial statements.

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. NEON adopted the provisions of the Statement on July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on NEON’s consolidated financial statements.

In December 2003 the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition.  The bulletin clarifies certain issues addressed in SAB 101 and EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  The adoption of SAB 104 did not have a material effect on NEON’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NEON is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments.

The majority of NEON’s foreign currency transactions are denominated in the British pounds sterling, which is the functional currency of NEON Systems (UK) Ltd. As these sales contracts are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized to foreign currency translation adjustments. NEON does not currently hedge against foreign currency translation risks and believes that foreign currency exchange risk is not significant to its operations.

Cash equivalents approximated $20.9 million at March 31, 2004, and were invested in various types of high-grade commercial paper and money securities.  NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2004.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEON SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NEON Systems, Inc.:

We have audited the accompanying consolidated balance sheets of NEON Systems, Inc. and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accountancy Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEON Systems, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on April 1, 2002.

KPMG LLP

Houston, Texas
May 19, 2004, except as to the sixth paragraph of Note 4 and Note 13, which are as of June 18, 2004

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of March 31,
	2004	2003
ASSETS

Current Assets:
Cash and cash equivalents	$20,899	$19,791
Accounts receivable, net of allowance for doubtful accounts of $156 and $303	6,150	3,443
Tax receivable	—	1,311
Other current assets	1,232	655

Total current assets	28,281	25,200

Property and equipment, net	475	839
Notes receivable, net (related parties, Note 4)	7,760	7,760
Intangible assets, net of accumulated amortization of $0 and $200	—	300
Other assets	341	215
Total assets	$36,857	$34,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$298	$424
Accrued expenses	2,733	2,116
Deferred revenue	7,540	5,569
Total current liabilities	10,571	8,109

Deferred revenue – long term	931	517
Accrued restructuring expenses – long term	898	1,297

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2004 and 2003, respectively	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 8,914,547 and 8,764,427 shares issued and outstanding at March 31, 2004 and 2003, respectively	98	97
Additional paid-in-capital	51,696	51,585
Treasury stock, 913,400 shares at cost	(2,649)	(2,649)
Accumulated other comprehensive loss	(421)	(473)
Accumulated deficit	(24,267)	(24,169)
Total stockholders’ equity	24,457	24,391
Commitments and contingencies (Note 5)

Total liabilities and stockholders’ equity	$36,857	$34,314

See Accompanying Notes to Consolidated Financial Statements.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended March 31,
	2004	2003	2002
Revenues:
License	$5,306	$7,573	$10,752
Maintenance and other	10,074	9,690	8,900
Total revenues	15,380	17,263	19,652

Cost of revenues:
Cost of licenses	84	299	1,557
Cost of maintenance	1,353	1,977	2,115
Total cost of revenues	1,437	2,276	3,672

Gross profit	13,943	14,987	15,980
Operating expenses:
Sales and marketing	6,085	11,107	13,368
Research and development	4,509	4,550	4,447
General and administrative	3,623	6,331	5,097
Intangible impairment	—	150	—
Restructuring costs	237	2,918	908
Loss on disposal	—	687	—
Asset write-down charges	—	—	887
Amortization of goodwill	—	—	478
Total operating expenses	14,454	25,743	25,185

Operating loss	(511)	(10,756)	(9,205)
Interest and other income, net	275	432	1,190
Equity loss in affiliate	—	(3,525)	(2,097)
Gain from settlement of litigation	—	—	9,260
Valuation allowance of note receivable	—	(378)	(2,000)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(236)	(14,227)	(2,852)
Provision for income taxes	—	(194)	—
Loss from continuing operations before cumulative effect of change in accounting principle	(236)	(14,421)	(2,852)
Loss from discontinued operations	(244)	(3,451)	(1,281)
Gain on disposal of discontinued operations	382	—	—
Loss before cumulative effect of change in accounting principle	(98)	(17,872)	(4,133)
Cumulative effect of change in accounting principle	—	(1,043)	—
Net loss	$(98)	$(18,915)	$(4,133)

Earnings per common share – Basic and Diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.02)	$(1.65)	$(0.30)
Loss from discontinued operations	(0.03)	(0.40)	(0.14)
Gain on disposal of discontinued operations	0.04	—	—
Loss before cumulative effect of change in accounting principle	(0.01)	(2.05)	(0.44)
Cumulative effect of change in accounting principle	—	(0.12)	—
Net loss	$(0.01)	$(2.17)	$(0.44)
Weighted average shares outstanding:
Basic and diluted	8,855	8,721	9,325

See Accompanying Notes to Consolidated Financial Statements.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Unearned Portion Of Deferred Compensation	Retained Earnings (Deficit)	Total Stockholders’ Equity

Balance at March 31, 2001	$95	$51,550	$—	$(423)	$(787)	$(1,121)	$49,314
Comprehensive loss:
Net loss	—	—	—	—	—	(4,133)	(4,133)
Unrealized security (loss)	—	—	—	(15)	—	—	(15)
Foreign currency translation loss	—	—	—	(37)	—	—	(37)
Total comprehensive loss	—	—	—	—	—	—	(4,185)
Exercise of stock options	1	103	—	—	—	—	104
Stock repurchase	—	—	(2,649)	—	—	—	(2,649)
Amortization of deferred stock compensation	—	—	—	—	341	—	341
Deferred compensation related to restricted stock grants	—	(420)	—	—	420	—	—
Balance at March 31, 2002	$96	$51,233	$(2,649)	$(475)	$(26)	$(5,254)	$42,925
Comprehensive loss:
Net loss	—	—	—	—	—	(18,915)	(18,915)
Foreign currency translation gain	—	—	—	2	—	—	2
Total comprehensive loss	—	—	—	—	—	—	(18,913)
Exercise of stock options	1	29	—	—	—	—	30
Amortization of deferred stock compensation	—	—	—	—	26	—	26
Non-cash compensation charges	—	323	—	—	—	—	323
Balance at March 31, 2003	$97	$51,585	$(2,649)	$(473)	$—	$(24,169)	$24,391
Comprehensive loss:
Net loss	—	—	—	—	—	(98)	(98)
Foreign currency translation gain	—	—	—	52	—	—	52
Total comprehensive loss	—	—	—	—	—	—	(46)
Exercise of stock options	1	111	—	—	—	—	112
Amortization of deferred stock compensation	—	—	—	—	—	—	—
Non-cash compensation charges	—	—	—	—	—	—	—
Balance at March 31, 2004	$98	$51,696	$(2,649)	$(421)	$—	$(24,267)	$24,457

See Accompanying Notes to Consolidated Financial Statements.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended March 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(98)	$(18,915)	$(4,133)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	445	1,658	679
Loss from discontinued operations	244	3,451	1,281
Gain on disposal of discounted operations	(382)	—	—
Loss on disposal of fixed assets	50	—	—
Cumulative effect of change in accounting principle	—	1,043	—
Deferred tax benefit	—	608	—
Non-cash compensation expense	—	349	341
Amortization of goodwill	—	—	478
Asset write-down charges	—	—	2,887
Impairment of intangibles	—	150	—
Equity loss in affiliate	—	3,525	2,097
Valuation allowance on note receivable	—	378	—
Loss on disposal	—	687	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(2,773)	1,219	1,961
Tax receivable	1,311	(244)	1,338
Pre-paid royalty (related party, Note 4)	—	(1,756)	(890)
Other current assets	(338)	211	(279)
Other assets	(287)	6	28
Accounts payable	(135)	141	(1,090)
Accrued expenses	(146)	973	(2,996)
Deferred revenue	2,454	(1,230)	1,167

Net cash provided by (used in) operating activities	345	(7,746)	2,869

Cash Flows from Investing Activities:
Purchase of property and equipment	(121)	(378)	(748)
Disposal of fixed assets	—	117	—
Advances to NESI (related party, Note 4)	—	(2,200)	—
Advances to Scalable Software (related party, Note 4)	—	(3,700)	(5,800)
Proceeds from sale of business	517	—	—
Maturities of marketable securities	—	—	820
Advances to Enterworks	—	—	(2,000)

Net cash provided by (used in) investing activities	396	(6,161)	(7,728)

Cash Flows from Financing Activities:
Proceeds from exercises of stock options	112	30	103
Stock repurchase	—	—	(2,649)
Net cash provided by (used in) financing activities	112	30	(2,546)

Net cash flows from discontinued operations	9	(976)	(832)

Net increase (decrease) in cash and cash equivalents	862	(14,853)	(8,237)
Effect of exchange rates on cash	246	138	(31)
Cash and cash equivalents at beginning of year	19,791	34,506	42,774
Cash and cash equivalents at end of year	$20,899	$19,791	$34,506

Cash received during the year for income taxes	$1,420	$—	$1,489

Cash paid during the year for interest	$—	$—	$1

See Accompanying Notes to Consolidated Financial Statements.

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

NEON Systems, Inc. and its subsidiaries (collectively, “NEON”) develops, markets and supports software products for the IBM mainframe platform. NEON’s primary product group, the Shadow branded products, provide access and integration of IBM mainframe data and applications from standard application client environments, including the Internet, application platforms, and client/server systems.

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

Use of Estimates

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

Cash and Cash Equivalents

Cash and cash equivalents of $20.9 million and $19.8 million at March 31, 2004 and 2003, respectively, consist of interest-bearing deposits and securities with an initial term of less than three months.  For purposes of the consolidated statements of cash flows, NEON considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is NEON’s best estimate of the amount of probable credit losses in the existing accounts receivable.  NEON determines the allowance based on specific accounts receivable as well as historical write-off experience.  NEON reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days are reviewed individually for collectibility.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  NEON does not have any off-balance-sheet credit exposure related to its customers.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the straight-line method for property and equipment over the estimated useful lives of the assets, generally three to seven years, of the various classes of property.  Total depreciation for the years ended March 31, 2004, 2003 and 2002 was $445,000, $1.7 million and $679,000, respectively, which was recorded in general and administrative expense each year.

Marketable Securities

NEON records marketable securities in accordance with Financial Accounting Standards Board Statement No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities, and determined that its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity as a component of “Accumulated other comprehensive income (loss).” The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.  There were no marketable securities as of March 31, 2004 and 2003, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired.  NEON adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets as of April 1, 2002.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at lease annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over the respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Preferred Stock

NEON’s Board of Directors has the authority, without further action by the stockholders, to issue up to 10.0 million shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by stockholders.  As of March 31, 2004, NEON had not issued any preferred stock.

Foreign Currency Translation

At March 31, 2003, NEON had international subsidiaries in the United Kingdom, Germany and Australia with functional currencies in the British pound sterling, the Euro and the Australian dollar, respectively.  At March 31, 2004, NEON’s only significant international operation was in the United Kingdom. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates prevailing during the period. The adjustments resulting from translating the financial statements of the international subsidiaries are reflected as a cumulative translation adjustment included in stockholders’ equity as a component of accumulated other comprehensive loss.

Deferred Compensation

During the twelve months prior to NEON’s initial public offering on March 5, 1999, NEON granted stock options at prices subsequently considered below the then-fair value of the underlying stock. The cumulative differential between the fair value of the underlying stock and the exercise price of the granted options was $2.5 million, which was amortizable to expense over the vesting period of the granted options.  Such vesting periods ended during fiscal 2003.  In addition, during the fiscal year ended March 31, 2001, NEON took charges of $3.2 million related to changes made to options previously granted to the former chief executive officer and chief financial officer upon their resignations in December and October 2000, respectively. These charges were based on the fair value of those options at the date of the modification and are non-cash in nature.

The deferred compensation balance was reduced by $0, $0, and $420,000 during fiscal 2004, 2003 and 2002, respectively, due to the cancellation of restricted stock awards and options associated with terminated employees, NEON has recognized $0, $26,000, and $331,000 in fiscal 2004, 2003 and 2002, respectively, in amortization of non-cash deferred compensation expense associated with the initial public offering. During fiscal 2004, 2003 and 2002, NEON amortized $0, $0 and $10,000, respectively, in deferred compensation related to the restricted stock granted to an executive officer. As of March 31, 2004, all such deferred compensation amounts have been recognized, as the related options are fully vested.

Revenue Recognition

Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4) and Statement of Position 98-9 (SOP 98-9). NEON adopted SOP 97-2 effective July 1, 1997, SOP 98-4 effective March 31, 1998 and SOP 98-9 effective April 1, 1999. NEON believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4 and SOP 98-9. Revenues from software license sales are recognized when all of the following conditions are met: a non-cancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; no other significant vendor obligations exist; and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately. All elements of each order are valued at the time of revenue recognition. NEON will defer license revenue for all delivered elements associated with a sales arrangement, if vendor-specific objective evidence cannot be established for each undelivered element.  License revenues generally include software maintenance agreements for the first year following the date of sale. In such cases, revenues are allocated between license and maintenance revenues based on the residual method provided by SOP 98-9. Deferred revenue is generally based on vendor-specific objective evidence of the fair value of maintenance with the remaining portion of the total arrangement value allocated to license revenues.  Revenues from first-year maintenance agreements and separately priced software maintenance agreements for subsequent years are deferred and recognized ratably on a straight-line basis over the maintenance period. NEON also markets and sells its products through independent distributors and resellers. License and maintenance revenues from these transactions are recognized when sold to the ultimate end user and all of the above conditions are met.

Research and Product Development Costs

Research and development costs are charged to expense as incurred. Software development costs that qualify for capitalization under Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting For The Costs Of Computer Software To Be Sold, Leased, Or Otherwise Marketed, are evaluated for recoverability by NEON. No such costs have been capitalized to date, as the impact on the financial statements would be insignificant because the time between a product meeting the definition of technological feasibility and readiness for market is very short.

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

Comprehensive Income

NEON adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), Comprehensive Income, beginning with NEON’s first quarter of fiscal year 1999. The components of comprehensive income include net income, foreign currency translation gains and losses, and unrealized gains and losses on debt securities.  During fiscal year ended March 31, 2004, all of the other comprehensive loss related to foreign currency translation losses.

Per Share Information

Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options and convertible preferred stock for the diluted computation.

A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:

	Years Ended March 31,
	2004	2003	2002

Net loss before cumulative effect of change in accounting principle	$(98)	$(17,872)	$(4,133)
Cumulative effect of change in accounting principle	—	(1,043)	—

Net Loss	$(98)	$(18,915)	$(4,133)

Weighted average of common shares outstanding during the period:

Basic	8,855	8,721	9,325
Dilutive stock options	—	—	—
Diluted	8,855	8,721	9,325

Loss per common share:
Basic	$(0.01)	$(2.17)	$(0.44)
Diluted	$(0.01)	$(2.17)	$(0.44)

Outstanding options to purchase 2.6 million, 3.0 million and 2.8 million shares of common stock were excluded from the respective computation of diluted earnings per share for the years ended March 31, 2004, 2003 and 2002, respectively, as NEON had a loss for these three periods.

Employee Stock-Based Compensation

NEON applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting For Stock Issued To Employees, and related interpretations. As such, compensation expense has been recorded on the date of grant only if the estimated value of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting For Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. NEON has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.  The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Years Ended March 31,
	2004	2003	2002
Net loss, as reported	$(98)	$(18,915)	$(4,133)
Add stock-based employee compensation expense included in reported net loss	—	349	341
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	1,105	3,147	2,955

Pro forma net loss	$(1,203)	$(21,713)	$(6,747)

Loss per share – basic and diluted:
As reported	$(0.01)	$(2.17)	$(0.44)
Pro forma	$(0.14)	$(2.49)	$(0.72)

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

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation as revised in December 2003 for partial deferral, applies immediately to variable interests in variable interest entities created after January 31, 2003, to special purpose entities obtained before February 1, 2003 and for periods ending after March 15, 2003 to variable interests in other variable interest entities obtained before February 1, 2003.  The impact that application of this interpretation had on NEON’s consolidated financial statements was not material (see Note 9 - Variable Interest Entities).

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material effect on NEON’s consolidated financial statements.

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. NEON adopted the provisions of the Statement on July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on NEON’s consolidated financial statements.

In December 2003 the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition.  The bulletin clarifies certain issues addressed in SAB 101 and EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  The adoption of SAB 104 did not have a material effect on NEON’s consolidated financial statements.

NEON adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective April 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. Under SFAS No. 142, NEON no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead will test those assets for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over such lives to their estimated residual values. As of the date of adoption of SFAS Nos. 141 and 142, the Company’s unamortized goodwill in the amount of $1.2 million, was subject to transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $478,000 for the year ended March 31, 2002.

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

The pro-forma effects of the adoption of SFAS No. 142 on net loss and loss per share for NEON for the fiscal years ended March 31, is as follows (in thousands, except per share data):

	Years Ended March 31,
	2003	2002
Net loss as reported	$(18,915)	$(4,133)
Add back: Cumulative effect of change in accounting principle	1,043	—
Add back: Amortization of goodwill	—	478
Adjusted net loss	$(17,872)	$(3,655)
Loss per share-Basic:
Loss per share, as reported	$(2.17)	$(0.44)
Add back: Cumulative effect of change in accounting principle	0.12	—
Add back: Amortization of goodwill	—	0.05
Pro forma loss per share	$(2.05)	$(0.39)
Loss per share-Diluted:
Loss per share as reported	$(2.17)	$(0.44)
Add back: Cumulative effect of change in accounting principle	0.12	—
Add back: Amortization of Goodwill	—	0.05
Pro forma loss per share	$(2.05)	$(0.39)

NOTE 2 — STOCK OPTION PLANS

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

In January 1999, NEON adopted the Stock Option Plan for Non-Employee Directors for compensation of its outside directors and reserved 100,000 shares of its common stock for issuance thereunder. Outside directors joining the Board of Directors were to receive options to purchase 8,000 shares of NEON common stock exercisable at the fair market value of the common stock at the close of business on the date immediately preceding the date of grant (the initial outside directors will be eligible for such grants upon their re-election to the Board of Directors). These annual options would vest equally in 33-1/3% increments over the three-year period from the date of grant. All stock options granted pursuant to the Stock Option Plan for Non-Employee Directors were to be nonqualified stock options and remain exercisable for a period of ten years from the date of grant or, if earlier, six months after the option holder ceases to be a director of NEON. In the event of a change in control of NEON or certain other significant events, all options outstanding under the Stock Option Plan for Non-Employee Directors will terminate, provided that immediately before the effective date of such transaction each holder of an outstanding option under the Stock Option Plan for Non-Employee Directors shall be entitled to purchase the total number of shares of common stock that such option holder would have been entitled to purchase during the entire remaining term of the option.

On January 28, 2002, the Board of Directors adopted the 2002 Stock Plan, and reserved 2.0 million shares of NEON common stock for issuance under the 2002 Stock Plan plus (a) any shares of NEON common stock that were reserved but not issued under our 1999 Long-Term Incentive Plan as of the date of stockholder approval of the 2002 Stock Plan, (b) any shares of NEON common stock returned to the 1999 Long-Term Incentive Plan as a result of termination of options or repurchase of shares of NEON common stock issued under the 1999 Long-Term Incentive Plan and (c) annual increases on the first day of each fiscal year, beginning April 1, 2003, equal to the lesser of (i) 750,000 shares of NEON common stock, (ii) 5% of the outstanding shares of NEON common stock on such date or (iii) a lesser amount determined by our Board of Directors. The 2002 Stock Plan replaces the 1999 Long-Term Incentive Plan. On March 26, 2002, the stockholders of NEON approved the 2002 Stock Plan at NEON’s Annual Meeting of Stockholders.  As of March 31, 2004, the total outstanding stock options issued under the 2002 Stock Plan was 1.1 million.

On January 28, 2002, the Board of Directors adopted the 2002 Director Option Plan. The 2002 Director Option Plan is intended to replace the Stock Option Plan for Non-Employee Directors, which the Board of Directors terminated after approval of the 2002 Director Option Plan.  The Board of Directors has reserved a maximum of 250,000 shares of NEON common stock for issuance under the 2002 Director Option Plan plus (a) any shares of NEON common stock which had been reserved but not issued under the Stock Option Plan for Non-Employee Directors as of the date of stockholder approval of the 2002 Director Option Plan, (b) any shares of NEON common stock returned to the Stock Option Plan for Non-Employee Directors as a result of termination of options or repurchase of shares issued under the Stock Option Plan for Non-Employee Directors, and (c) annual increases on the first day of each fiscal year, beginning on April 1, 2003, equal to the lesser of (i) 2% of the outstanding shares of NEON common stock on such date or (ii) an amount determined by our Board of Directors.  On March 26, 2002, the stockholders of NEON approved the 2002 Director Option Plan at the NEON Annual Meeting of Stockholders.  At the conclusion of the Annual Meeting on March 26, 2002, options to purchase 188,000 of the available 305,000 share option pool were issued as initial options to Non-Employee Directors who had served in any of the previous three fiscal years.  On December 8, 2002, David F. Cary and Loretta Cross were appointed independent directors to NEON’s Board of Directors.  In connection with such appointment, they were granted 8,000 initial options under the 2002 Director Option Plan.  At the conclusion of the Annual Meeting of Stockholders on September 22, 2003, options to purchase 50,000 of the available 92,500 share option pool were issued as annual options to Non-Employee Directors who had served as such during the prior six-month period.  On April 1, 2003, the number of shares available for issuance under the 2002 Director Option Plan was increased by 176,428 shares of NEON common stock (2% of the outstanding shares of NEON common stock on April 1, 2003).

Prior to NEON’s initial public offering in March 1999, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes model. The weighted average fair market value of an option granted during 2004, 2003 and 2002 was $3.20, $2.39, and $3.49, respectively. The following range of assumptions was used to perform the calculations: expected life of five years in 2004, 2003, and 2002; risk-free interest rates of 3% during 2004, 3% during 2003, 4% during 2002; expected volatility of 0.791 in 2004, 1.03 in 2003, and 0.688 in 2002, and no expected dividend yield for the three years ended March 31, 2004.

Stock option activity during the years ended March 31, 2004, 2003 and 2002 is as follows (all share amounts are in thousands):

	Number of Shares	Weighted Average Exercise Price

Balance at March 31, 2001	2,557	$10.17
Granted	1,592	5.80
Exercised	(72)	1.44
Forfeited	(1,307)	8.93

Balance at March 31, 2002	2,770	$8.46
Granted	1,508	3.15
Exercised	(92)	.32
Forfeited	(1,228)	7.53

Balance at March 31, 2003	2,958	$6.71
Granted	527	4.11
Exercised	(150)	7.56
Forfeited	(745)	8.05

Balance at March 31, 2004	2,590	$6.19

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Outstanding Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.01 - $5	1,696	$3.06	7.51	665	$2.26
$5 - $10	364	6.86	7.50	280	6.66
$10 - $15	153	12.38	4.95	150	12.40
$15 - $20	360	16.47	5.78	355	16.43
$25 - $30	7	27.58	5.74	7	27.58
$30 - $35	10	33.27	5.26	10	33.27
	2,590	$6.19	7.10	1,467	$7.89

At March 31, 2004, 2003 and 2002, the number of options exercisable was 1.5 million, 1.5 million, and 1.2 million, respectively, and the weighted average exercise prices of those options were $7.89, $8.77, and $9.18, respectively.

NOTE 3 — INCOME TAXES

The provision for income taxes consists of the following:

	Years Ended March 31,
	2004	2003	2002

United States Federal
Current	$—	$414	$—
Deferred	—	(608)	—
Total	$—	$(194)	$—

For the years ended March 31, 2004, 2003, and 2002, NEON’s effective income tax rate differed from the statutory tax rate as follows:

	Years Ended March 31,
	2004		2003		2002
Statutory tax rate	$33	34.0%	$6,431	34.0%	$1,405	34.0%
Decrease/(increase) in valuation allowance	1,493	1,523.4	(6,263)	(33.1)	(117)	(2.8)
R & E and AMT Credits	—	—	237	1.3	—	—
Equity loss in Scalable Software	—	—	(1,327)	(7.0)	(713)	(17.3)
Compensation expense for which no benefit was provided	(1,548)	(1,579.6)	—	—	—	—
Non-deductible expenses and other	22	22.2	728	3.8	(575)	(13.9)
Effective tax rate	$—	—%	$(194)	(1.0% )	$—	—%

As of March 31, 2004 and  2003, deferred tax assets were as follows:

	As of March 31,
	2004	2003
Net operating loss carryforwards:
United States	$5,512	$6,099
Australia	254	192
United Kingdom	566	808
Germany	617	671
Bad debt	770	807
Restructuring	174	350
R&E and AMT Credits	615	615
Other	659	1,118

Total deferred tax assets	9,167	10,660
Valuation allowance	(9,167)	(10,660)

Net deferred tax assets	$—	$—

At March 31, 2004, NEON has a net operating loss carry-forward for income tax purposes of $19.3 million that is available to offset future taxable income, if any. The net operating loss carry-forward consists of $ 14.9 million in the United States, $ 1.9 million in the United Kingdom, $1.8 million in Germany, and $ 705,000 in Australia. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely. The net operating loss carry-forward for the United States begins expiring in 2020.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and a valuation allowance is recorded.  Due to the Company’s recent history of operating losses, as of March 31, 2004 and 2003, management determined that is was more likely than not that the Company would not be able to realize the benefits of its deferred tax assets. Therefore, management has recorded a valuation allowance to fully offset the Company’s net deferred tax asset.

NOTE 4 — RELATED PARTY TRANSACTIONS

Certain former members of NEON’s Board of Directors and certain former executive officers of NEON were shareholders and/or directors in other companies with which NEON has investments.  Transactions between NEON and these other companies are described below. The directors and officers involved in such transactions are no longer officers and directors of NEON.  On March 6, 2003, Louis R. Woodhill resigned as a director and Chief Executive Officer of NEON. In June 2003, Jim Woodhill resigned as a director of NEON.  At NEON’s annual meeting of stockholders on September 22, 2003, John J. Moores, Charles E. Noell III, Norris van den Berg and Peter Schaeffer did not stand for re-election and are no longer directors of NEON.

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

NESI currently holds a consolidated promissory note payable to NEON in the aggregate principal amount of $3.6 million, bearing no interest to its due date of March 31, 2005. This consolidated promissory note is secured by all of the intellectual property of NESI (“NESI IP”). NESI also currently holds a $3.0 million convertible promissory note payable to NEON bearing no interest to its due date of March 31, 2005, which is also secured by the NESI IP. The $3.0 million convertible note is convertible by NEON, in its discretion, into equity in NESI at an agreed pre-cash valuation of $30.0 million dollars. Such conversion right will expire on the due date of the $3.0 million convertible note. On the closing of the transaction in August 2002, NEON recorded the notes receivable from NESI at their estimated net present value, which was calculated at $4.3 million in aggregate value. As a result of the Termination Agreement, NEON recorded a loss on disposal of $687,000.  NEON also evaluates the NESI IP on a quarterly basis to determine the note’s net realizable value. Accordingly, NEON will adjust the carrying value of the note if the net realizable value is determined to be below the carrying value. NEON management had an external valuation of the

NESI IP performed as of March 31, 2004 and determined that no further impairment of the note was required.   No changes have occurred since that date that NEON believes should require adjustment of the carrying value.

Scalable Software, Inc.

Scalable Software, Inc. (Scalable), a Houston-based provider of software solutions for IT portfolio management, is a company founded by Louis R. Woodhill, who served as NEON’s Chief Executive Officer until March 2003. Several former members of NEON’s Board of Directors, including Louis R. Woodhill, John J. Moores, Peter Schaeffer, Charles E. Noell III and Jim Woodhill, had or have a financial interest in Scalable.

In June 2002, NEON obtained a two-year option to acquire Scalable as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON agreed to provide bridge financing of up to $5.5 million (subsequently increased to $6.0 million in October 2002), in addition to $3.5 million previously loaned to Scalable that was secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing had a 36-month term and did not bear interest during the term of the two-year option to acquire Scalable, which expires June 26, 2004. After the expiration of the option, the loan was scheduled to bear interest at the prime rate plus two percentage points to its due date of June 26, 2005 and thereafter on any unpaid principal and interest amounts outstanding. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill for the initial $3.5 million loaned to Scalable, the $6.0 million loan was secured by all of the intellectual property rights of Scalable. As of January 2003, Scalable had exhausted its credit facility with NEON. Scalable has asked for and received waivers of NEON’s right of first refusal with respect to additional venture capital bridge financing.

On June 9, 2004, NEON entered into a Note Purchase Agreement with JMI Services, Inc., the largest shareholder of Scalable, to sell the $3.5 million guaranteed note and the $6.0 million secured note issued by Scalable to NEON for an aggregate cash purchase price of $4.75 million.  JMI Services is an affiliate of John J. Moores, NEON’s largest shareholder.  The proposed purchase of the Scalable notes was reviewed by NEON’s fully independent Board of Directors.  The board requested and received a fairness opinion from Avail Consulting, Inc., a Houston, Texas based independent valuation and financial consultant, stating that the transaction was fair to the stockholders of NEON from a financial standpoint and their recommendation that the Board accept the cash purchase offer made by JMI Services, Inc.

During the period in which NEON was advancing funds to Scalable, NEON accounted for its investment in Scalable using the modified equity method of accounting. Under this method of accounting, NEON recognized 100% of Scalable’s losses to the extent of advances made in excess of the guaranteed amount. At March 31, 2004, NEON had made total advances of $9.5 million to Scalable (including $6.0 million of unguaranteed advances) and recognized cumulative losses of $5.6 million. No losses have been recognized in fiscal year 2004 since NEON has no further obligation to advance funds to Scalable and have subsequently sold the notes in question.  Due to the uncertainties regarding NEON’s ultimate ability to recover any unguaranteed advances to Scalable, NEON had previously determined that it should not record the carrying value of its net advance to Scalable above the guaranteed amount of $3.5 million.  We currently believe that the sale of the Scalable notes to JMI Services, Inc. will result in NEON recording a gain on sale of assets of approximately $1.2 million in the fiscal quarter ending June 30, 2004.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

NEON leases office space and computer software under operating lease agreements expiring through fiscal 2015. As discussed in Note 6 below, as of March 31, 2004, NEON has accrued a portion of these future lease commitments as restructuring expense since the company is no longer utilizing the facilities as a result of its corporate reorganization.  The following table summarizes our contractual cash obligations as of March 31, 2004:

Fiscal Year Ending March 31

(In thousands)

	2005	2006	2007	2008	2009	Thereafter	Totals
Operating Leases	$713	$589	$578	$472	$374	$343	$3,069

Total rent expense under all operating leases was $904,000, $1.5 million and $1.4 million in the years ended March 31, 2004, 2003 and 2002, respectively.

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

In July of 2002, NEON resolved its litigation with New Era of Networks concerning New Era of Networks infringement of NEON’s trademark “NEON” in a confidential settlement that resolved all pending litigation between the parties.  NEON received a cash payment of approximately $9.3 million, net of attorney fees, in the fiscal quarter ending September 30, 2001, as a result of this settlement, and reported such payment as a gain.

NOTE 6 – RESTRUCTURING CHARGES AND ASSET WRITE-DOWN CHARGES

During the year ended March 31, 2004, NEON incurred restructuring charges of $237,000.  The charges consist of severance and other costs related to the elimination of direct sales operations in two foreign locations.  During the year ended March 31, 2003, NEON incurred restructuring charges of $2.9 million. The charges primarily relate to future losses due to the abandonment of leased facilities associated with a corporate reorganization as well as severance and non-cash stock compensation costs related to the termination of the distribution agreement with NEON Enterprise Software, Inc. The Company has not been able to sublease a large portion of the abandoned facilities and therefore, has accrued costs related to this portion of the future lease commitments. If the Company is able to sublease additional portions of the facilities in the future, it may result in reversal of this accrual. During fiscal 2002, NEON also recorded losses from lease commitments due to the abandonment of certain leased facilities.  All such costs have been reported as restructuring costs in the Consolidated Statements of Operations.

The following table provides a roll forward of the restructuring accrual balance for the year ended March 31, 2004 (in thousands):

		Balance at March 31, 2003	Amounts Charged to Expense	Net Amounts Paid	Other	Balance at March 31, 2004
2002 Restructuring Accrual	Facility closure	$62	$17	$(25)	$—	$54

2003 Restructuring Accrual	Employee severance	149	—	(149)		—
	Facility closure	1,957	16	(606)	95	1,462

2004 Restructuring Accrual	Employee severance	—	132	(91)	(6)	35
	Facility closure	—	72	(58)	(11)	3

	Totals	$2,168	$237	$(929)	$78	$1,554

Of the $1.6 million balance at March 31, 2004, $1.5 million consists of future cash payments for abandoned facilities that will be paid through 2006. The remaining $38,000 consists primarily of severance cost paid in April 2005, as well as other office closure costs.  The current portion of this liability, $656,000, is included in accrued expenses.  NEON does not expect to incur significant future costs in addition to those previously accrued, related to these restructuring activities.

Other adjustments to the balance for the year ended March 31, 2004 relate primarily to the effect of currency translation on foreign balances.

NOTE 7 – NOTE RECEIVABLE

NEON made an advance on a note receivable to Enterworks Software, Inc. in the amount of $2.0 million.  The Enterworks Software loan is a Demand 10% Convertible Promissory Note and was issued under a Convertible Promissory Note and Warrant Agreement dated March 1, 2001 in a second round of financing for Enterworks.  The loan accrues interest at 10% per annum and matures on demand made by the holders representing at least 50% of the outstanding principal amount of the Demand Notes.  During the year ended March 31, 2002, NEON recorded a reserve of $2.0 million as a valuation allowance against the full balance of this note receivable.  As of March 31, 2004 and 2003 the notes receivable recorded on the consolidated balance sheet represent amounts due from related parties as discussed in Note 4, Related Party Transactions.

NOTE 8 —  TREASURY STOCK PURCHASE

In December of 2001, NEON purchased 913,400 shares of its outstanding common stock in a transaction arising from an unsolicited offer.  The shares were purchased at a purchase price of $2.90 per share for a total aggregate purchase price of $2.6 million.  The shares purchased amounted to approximately 9.5% of NEON’s then outstanding shares of common stock.

NOTE 9 —  VARIABLE INTEREST ENTITIES

In accordance with FASB Interpretation No. 46(r), Consolidation of Variable Interest Entities, an  interpretation of ARB No. 51 (FIN 46), NEON adopted the guidance as of March 31, 2003 for variable interests in variable interest entities obtained before February 1, 2003.  While consolidation under FIN 46 is not required for any interests held by NEON as of March 31, 2004, NEON is required to make disclosures about the following entities (See also NOTE 4:  Related Party Transactions for additional information):

NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation)

On August 14, 2002, NEON entered into a Termination and Customer Support Agreement with Peregrine/Bridge Transfer Corporation, now named NEON Enterprise Software, Inc. (NESI), which terminated a distribution agreement for NESI software.

NESI is a privately owned mainframe software development company employing approximately 50 people, whose sole stockholder is an affiliate of John J. Moores, NEON’s former Chairman of the Board of Directors.

NESI currently holds consolidated promissory notes payable to NEON in the aggregate principal amount of $6.6 million, secured by all of the intellectual property of NESI (“NESI IP”).  Included is a $3.0 million note, convertible by NEON in its sole discretion, into equity of NESI at an agreed pre-cash valuation of $30.0 million.  Such conversion right will expire on the due date of the $3.0 million convertible note.  If NESI is unable to repay the notes and NEON receives rights to the NESI IP, NEON may not be able to realize the full recorded value of the notes from the collateral.  NEON has no obligation to provide additional future funding to NESI.

Scalable Software, Inc.

Scalable Software, Inc. is a provider of software solutions for IT portfolio management, founded by Louis R. Woodhill, who served as NEON’s Chief Executive Officer until March 2003.  Several former members of NEON’s Board of Directors, including Louis R. Woodhill, had or have a financial interest in Scalable.

In June 2002, NEON obtained a two-year option to acquire Scalable as outlined in the Agreement and Plan of Merger dated June 26, 2002.  In connection with this Option, NEON agreed to provide bridge financing of up to $5.5 million (subsequently increased to $6.0 million in October 2002), in addition to $3.5 million previously loaned to Scalable that was secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill.

NEON’s exposure to loss is limited in that subsequent to year-end the notes were settled and paid at the settlement value.  On June 9, 2004, NEON entered into a Note Purchase Agreement with JMI Services, Inc., the largest shareholder of Scalable, to sell the $3.5 million guaranteed note and the $6.0 million secured note to JMI Services, Inc. for an aggregate cash purchase price of $4.75 million.  JMI Services, Inc. is an affiliate of John J. Moores.  The proposed purchase of the Scalable notes was reviewed by NEON’s fully independent Board of Directors.  The board requested and received a fairness opinion from Avail Consulting, Inc., a Houston based independent valuation and financial consultant, stating that the transaction was fair to the stockholders of NEON from a financial standpoint and their recommendation that the Board accept the cash purchase offer made by JMI Services, Inc.  The full cash purchase price was received by NEON in June 2004.

NOTE 10 — OPERATIONS BY GEOGRAPHIC LOCATION AND BUSINESS AND CREDIT CONCENTRATIONS

The table below summarizes selected financial information with respect to NEON’s operations by geographic location. NEON’s United Kingdom operations accounted for the majority of total European revenues in fiscal 2004, 2003 and 2002. NEON’s U.S. operations accounted for all of North American revenues in fiscal 2004, 2003 and 2002.

NEON did not have any customers, individually that accounted for 10% or more of consolidated revenue in fiscal 2004 or 2003.  NEON had one customer that represented 10% of consolidated revenue in fiscal 2002.

At March 31, 2004, NEON had one customer that accounted for 51% of its total outstanding trade accounts receivable. The receivable was subsequently collected in April 2004.  The table below summarizes NEON’s revenues by geographic location (in thousands):

	Years Ended March 31,
	2004	2003	2002
Revenues:
United States	$10,369	$12,604	$16,792
United Kingdom	4,503	3,967	2,181
Other	508	692	679
	$15,380	$17,263	$19,652

Operating loss:
United States	$(2,635)	$(10,563)	$(8,013)
United Kingdom	2,150	168	(889)
Other	(26)	(361)	(303)
	$(511)	$(10,756)	$(9,205)

Identifiable assets:
United States	$33,258	$30,842	$49,698
United Kingdom	3,302	2,703	3,365
Other	297	769	537
	$36,857	$34,314	$53,600

NOTE 11 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the fiscal years 2004 and 2003. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	Fiscal Year 2004 Quarter
(In Thousands, Except Per Share Data)	1st	2nd	3rd	4th

Revenues	$4,140	$3,588	$3,646	$4,006
Gross Profit	3,683	3,227	3,303	3,730
Net income (loss)	155	37	(308)	18
Earnings (loss) per common share:
Basic	$0.02	$—	$(0.03)	$—
Diluted	$0.02	$—	$(0.03)	$—

	Fiscal Year 2003 Quarter
	1st	2nd	3rd	4th

Revenues	$4,698	$3,401	$4,596	$4,568
Gross Profit	3,948	2,840	4,116	4,083
Net loss	(4,634)	(6,250)	(2,402)	(5,629)
Loss per common share:
Basic	$(0.53)	$(0.72)	$(0.28)	$(0.64)
Diluted	$(0.53)	$(0.72)	$(0.28)	$(0.64)

NOTE 12 — DISCONTINUED OPERATIONS

In December 2000 NEON completed the acquisition of rights to certain products and intellectual property (the iWave products) from Sterling Software.   As a result of changes to NEON’s estimate of future cash flows attributable to NEON’s iWave products, NEON performed impairment tests on these assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated future cash flows expected to result from the use of the asset are less than the carrying amount of the asset, an impairment loss is recognized. NEON recorded an impairment charge of $1.3 million during fiscal 2003, associated with iWave products. As a result of the impairment, the carrying value was reduced to $500,000 at September 30, 2002.  As of March 31, 2003, the net carrying value was $300,000.  On June 20, 2003, NEON entered into an Asset Purchase Agreement with a subsidiary of Skywire Ventures LLC, a Dallas Texas based software vendor and sold the assets it had obtained from Sterling Software to Skywire.  NEON recognized a gain on the sale of the iWave assets of $382,000.  The results of operations related to iWave, including revenues of $194,000, $1.3 million and $1.8 million for fiscal years 2004, 2003 and 2002, respectively, and including the impairment loss, are reported as net loss from discontinued operations in the consolidated statements of operations.

NOTE 13 — SUBSEQUENT EVENTS

On May 28, 2004 NEON entered into a definitive agreement to acquire InnerAccess Technologies, Inc., a privately held mainframe integration software vendor based in Canada.

 Closing of the proposed acquisition is conditioned on, in addition to customary closing conditions, the satisfactory completion of certain outstanding due diligence items and conditions to closing, including the approval of the proposed acquisition or an exemption thereto in Quebec, and approval by the shareholders of InnerAccess.  Upon the closing of the proposed acquisition, the InnerAccess shareholders will receive total cash of $2.4 million and will be issued 407,123 shares of restricted NEON common stock.  NEON and InnerAccess currently anticipate that the proposed acquisition should be closed by July 15, 2004.

On June 17, 2004 NEON sold the outstanding promissory notes from Scalable Software, Inc., in the original principal amounts of $3.5 million and $6.0 million to JMI Services, Inc. for $4.75 million, which will result in a likely net gain of approximately $1.2 million in the first fiscal quarter of fiscal year 2005 (see Note 4 Related Party Transactions).

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of NEON’s management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as at the end of the period covered by this annual report on Form 10-K.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective in enabling NEON to record, process, summarize and report information required to be included in our periodic SEC filings within the required time periods specified in Securities and Exchange Commission rules and forms.  There have been no significant changes in NEON’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following persons are Executive Officers of NEON:

Mark Cresswell, age 39, NEON’s President and Chief Operating Officer since March 2003, joined NEON Systems in October 2001 as Vice President and General Manager of the Shadow group.  Effective, June 15, 2004, NEON’s board of directors promoted Cresswell to Chief Executive Officer.  Mr. Cresswell joined NEON from Framesoft, an investment banking software company based in Switzerland. Prior to Framesoft, Cresswell joined NEON Systems in 1995 serving as Managing Director of the United Kingdom (UK) and Benelux operations. As one of NEON Systems’ first international employees, Cresswell was in charge of managing the UK operations for NEON for 5 years. Prior to joining NEON, Mr. Cresswell has held various senior positions with several high-tech organizations.  Mr. Cresswell is qualified in Pure and Applied Mathematics from Westcliff College in England.

Brian Helman, age 34, joined NEON Systems in May 2002 as vice president of finance and became NEON’s Chief Financial Officer in June of 2002. Prior to joining NEON Systems, Helman served as vice president of finance and business planning for NetSpeak Corporation, a publicly held global provider of telecommunications software. Prior to joining Netspeak Corporation in 1996, Helman worked in the audit practice of Deloitte & Touche, LLP. Helman is a certified public accountant and holds a bachelor of science degree in finance from the University of Florida.

Jonathan Reed, age 48, is NEON’s Vice President of Business Development, a role he has held since January of 2004. Mr. Reed joined NEON in 1996 and served as NEON’s first Principal Systems Consultant, Technical Marketing Manager and Director of Marketing. Mr. Reed was NEON’s Vice President of Marketing and Channel Sales from January of 1998 until January 2004 during which time NEON executed its successful IPO. From 1995 until 1996 he served as an Alliance Manager for Sybase, Inc., and prior to this was employed by BMC Software, Inc. as a Commercial Analyst and Compaq Computer Corporation as a Senior Systems Consultant. Mr. Reed holds a B.S. in Biology from the University of Houston and an M.S. in Management and Computer Science from Houston Baptist University.

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

Jerry Paladino, age 49, joined NEON Systems as Vice President of Sales in 2003.  Prior to joining NEON, he was managing partner and a founding member of Product Operations, a management consulting organization focused on sales methodology and team development.  From 1993 until 2001, Mr. Paladino held management positions, including Vice President of Sales for the DataDirect Division and Vice President of Inside Sales and Channels, at MERANT (formerly INTERSOLV), a supplier of enterprise development software and connectivity middleware.  Prior to joining MERANT, he held management positions in Customer Support, Systems Engineering, and Marketing at LEGENT Corporation.  Mr. Paladino holds a Master of Science in Engineering from the University of Arkansas.

Shelby R. Fike, age 45, has served as NEON’s Vice President and General Counsel since September 30, 2002 and has served NEON as a corporate attorney since May 2001. Prior to joining NEON, Mr. Fike served as corporate counsel and director of legal services for NetIQ Corporation from May 2000 to May 2001. Mr. Fike has also held corporate counsel positions with Mission Critical Software, Inc., a publicly held software company, from August 1998 to its acquisition by NetIQ Corporation in May 2000.  Prior to Mission Critical Software, Mr. Fike served as corporate counsel to Learmonth & Burchett Management Systems Plc and for BSG Consulting, Inc. Prior to joining BSG Consulting, Inc., Mr. Fike was an associate attorney with Porter & Clements, P.C., and with Keck Mahin & Cate, LLC in their Corporate/M&A sections. Mr. Fike holds a Bachelor of Arts degree in Education from Texas Lutheran College and a J.D. degree from Baylor University School of Law.

Andrew Gutteridge, age 43, was promoted to Vice President of EMEA Operations in May 2004. Gutteridge, joined NEON in 1996 and has been primarily focused on sales, business/partner development and European channel sales. Gutteridge has been serving as director of NEON’s sales operations in Europe since July 2003.

The presentation of Directors of NEON will be set forth under the caption “Election of Directors” in NEON’s Proxy Statement with respect to its Annual Meeting of Stockholders to be held September 20, 2004, which will be filed not later than 120 days after the end of NEON’s fiscal year ended March 31, 2004 and which is incorporated herein by this reference.  All additional information called for by Item 10 will be set forth under the caption “Directors and Executive Officers of the Registrant” in such Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Item 11 will be set forth under the caption “Executive Compensation” in NEON’s Proxy Statement with respect to its Annual Meeting of Stockholders to be held September 20, 2004, which will be filed not later than 120 days after the end of NEON’s fiscal year ended March 31, 2004 and which is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Item 12 will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in NEON’s Proxy Statement with respect to its Annual Meeting of Stockholders to be held September 20, 2004, which will be filed not later that 120 days after the end of NEON’s fiscal year ended March 31, 2004 and which is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” in NEON’s Proxy Statement with respect to its Annual Meeting of Stockholders to be held September 20, 2004, which will be filed not later than 120 days after the end of NEON’s fiscal year ended March 31, 2004 and which is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 will be set forth under the caption “Principal Accountant Fees and Services” in NEON’s Proxy Statement with respect to its Annual Meeting of Stockholders to be held September 20, 2004, which will be filed not later than 120 days after the end of NEON’s fiscal year ended March 31, 2004 and which is incorporated herein by this reference.

PART IV

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

10.23

Stockholders Agreement dated June 1, 1998, by and between NEON Systems, Inc. and Wayne E. Webb, Jr. (incorporated by reference to Exhibit 10.23 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

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

10.46	*

Form of Executive Employment Agreement dated January 1, 2004, between NEON Systems, Inc. and all of the executive officers of NEON Systems, Inc. with such differences as set forth on the Schedule attached thereto.

14.1	+	NEON Systems, Inc. Code of Conduct, adopted by resolution of the Board of Directors on February 9, 2004.

21.1		Subsidiaries of NEON Systems, Inc. (incorporated by reference to Exhibit 21.1 to NEON’s Registration Statement on Form S-1 (Registration number 333-69651) effective March 5, 1999).

23.0	+	Consent of KPMG LLP to Form S-8 Registration Statements of NEON Systems, Inc.

24.1	+	Power of Attorney (included on first signature page).

31.1	+	Certification of Mark Cresswell, principal executive officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Brian D. Helman, Chief Financial Officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Mark Cresswell, principal executive officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Mark Cresswell, principal executive officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*

Management contract or compensatory plan or arrangement. NEON will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Chief Financial Officer, NEON Systems, Inc., 14100 Southwest Freeway, Suite 500, Sugar Land, Texas 77478.

+	Filed herewith

(b)         Reports on Form 8-K.

None

(c)          The Index to Exhibits filed or incorporated by reference pursuant to Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the signature page to this Form 10-K.

(d)         Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NEON Systems, Inc.:

Under date of May 19, 2004, except as to the sixth paragraph of Note 4 and Note 13, which are as of June 18, 2004, we reported on the consolidated balance sheets of NEON Systems, Inc. and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended March 31, 2004, which are included in the 2004 annual report on Form 10-K for the year 2004.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

KPMG LLP

Houston, Texas
June 18, 2004

NEON SYSTEMS, INC.

SCHEDULE II  - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions	Deductions
Description	Balance at Beginning of Year	Amounts Adjusted Charged to Expense	Change in Estimate or Amounts Written Off Against Receivables	Effect of Exchange Rate Changes	Balance at End of Year

Year ended March 31, 2002:
Allowance for Doubtful Accounts Receivable	$187	$2	$—	$—	$189
Allowance for Employee Receivables	$—	$78	$—	$—	$78
Allowance for Scalable Note Receivable	$—	$—	$—	$—	$—

Year ended March 31, 2003:
Allowance for Doubtful Accounts Receivable	$189	$116	$(2)	$—	$303
Allowance for Employee Receivables	$78	$74	$(20)	$—	$132
Allowance for Scalable Note Receivable	$—	$378	$—	$—	$378

Year ended March 31, 2004:
Allowance for Doubtful Accounts Receivable	$303	$	$(159)	$12	$156
Allowance for Employee Receivables	$132	$—	$(130)	$—	$2
Allowance for Scalable Note Receivable	$378	$—	$—	$—	$378

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEON SYSTEMS, INC.

		By:	/s/ MARK CRESSWELL
MARK CRESSWELL
PRESIDENT AND
CHIEF OPERATING OFFICER
Date:	June 29, 2004

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

Signatures	Title	Date

/s/ MARK CRESSWELL	President and Chief Operating Officer
Mark Cresswell	(Principal Executive Officer)

/s/ BRIAN D. HELMAN	Chief Financial Officer
Brian D. Helman	(Principal Financial and Accounting Officer)

/s/ RICHARD HOLCOMB	Director
Richard Holcomb

/s/ GEORGE ELLIS	Director
George Ellis

/s/ DAVID F. CARY	Director
David F. Cary

/s/ LORETTA CROSS	Director
Loretta Cross

Exhibit Number		Description

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

10.23

Stockholders Agreement dated June 1, 1998, by and between NEON Systems, Inc. and Wayne E. Webb, Jr. (incorporated by reference to Exhibit 10.23 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

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

21.1		Subsidiaries of NEON Systems, Inc. (incorporated by reference to Exhibit 21.1 to NEON’s Registration Statement on Form S-1 (Registration number 333-69651) effective March 5, 1999).

23.0	+	Consent of KPMG LLP to Form S-8 Registration Statements of NEON Systems, Inc.

24.1	+	Power of Attorney (included on first signature page).

31.1	+	Certification of Mark Cresswell, principal executive officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	+

Certification of Brian D. Helman, principal financial and accounting officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Mark Cresswell, principal executive officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Brian D. Helman, principal financial and accounting officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*

Management contract or compensatory plan or arrangement. NEON will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Chief Financial Officer, 14100 Southwest Freeway, Suite 500, Sugar Land, Texas 77478.

+	Filed herewith