Form 10-Q
period 2004-06-30
NEON SYSTEMS INC
filed 2004-08-16
CIK 1072978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

The number of shares of the registrant’s common stock outstanding as of July 31, 2004, was 8,917,427.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

NEON SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	JUNE 30, 2004	MARCH 31, 2004
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,474	$20,899
Accounts receivable, net	2,489	6,150
Other current assets	1,161	1,232
Total current assets	30,124	28,281

Property and equipment, net	540	475
Note receivable, net (Note 7)	4,260	7,760
Purchased technology, net	399	—
Other assets	487	341
Total assets	$35,810	$36,857

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$222	$298
Accrued expenses	1,366	2,733
Deferred revenue	6,563	7,540
Total current liabilities	8,151	10,571

Deferred revenue – long term	1,298	931
Accrued restructuring expenses – long term (Note 6)	932	898
Total liabilities	10,381	12,400

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 8,917,227 and 8,914,547 shares issued and outstanding at June 30, 2004 and March 31, 2004, respectively	98	98
Additional paid-in capital	51,703	51,696
Treasury Stock, 913,400 shares at cost	(2,649)	(2,649)
Accumulative other comprehensive loss	(423)	(421)
Accumulated deficit	(23,300)	(24,267)
Total stockholders’ equity	25,429	24,457
Commitments and contingencies (Note 5)
Total liabilities and stockholders’ equity	$35,810	$36,857

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2004	2003
Revenues:
License	$1,103	$1,560
Maintenance	2,468	2,580
Total revenues	3,571	4,140

Cost of revenues:
Cost of licenses	32	83
Cost of maintenance	364	374
Total cost of revenues	396	457

Gross profit	3,175	3,683

Operating expenses:
Sales and marketing	1,555	1,675
Research and development	983	1,172
General and administrative	930	780
Total operating expenses	3,468	3,627

Operating income (loss)	(293)	56

Interest and other income, net	45	53
Gain on sale of notes receivable (Note 7)	1,215	—
Income from continuing operations before income taxes	967	109

Provision for income taxes	—	—
Income from continuing operations	967	109

Gain from discontinued operations, net (Note 8)	—	46
Net income	$967	$155

Earnings per common share —Basic:
Income from continuing operations	$0.11	$0.01
Gain from discontinued operations, net	—	0.01
Net income	$0.11	$0.02

Earnings per common share —Diluted:
Income from continuing operations	$0.10	$0.01
Gain from discontinued operations, net	—	0.01
Net income	$0.10	$0.02

Weighted average shares outstanding:
Basic	8,915	8,801
Diluted	9,379	9,058

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$967	$155
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	131	116
Gain on sale of notes receivable (Note 7)	(1,215)	—
Gain from discontinued operations, net (Note 8)	—	(46)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	3,641	195
Other current assets	70	290
Other assets	(136)	10
Accrued expenses	(1,315)	(390)
Accounts payable	(76)	(60)
Deferred revenue and other	(593)	(1,034)
Net cash provided by (used in) operating activities	1,474	(764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(169)	(31)
Purchase of technology	(264)	—
Acquisition-related costs (Note 9)	(172)	—
Proceeds from sale of notes receivable	4,715	—
Proceeds from sale of business	—	335

Net cash provided by investing activities	4,110	304

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	7	24
Net cash provided by financing activities	7	24

Net cash flows from discontinued operations	—	9

Net increase (decrease) in cash and cash equivalents	5,591	(427)
Effect of exchange rate changes on cash	(16)	1
Cash and cash equivalents at beginning of period	20,899	19,791

Cash and cash equivalents at end of period	$26,474	$19,365

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	$—	$—

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for NEON Systems, Inc. and its subsidiaries (collectively, “NEON”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and in accordance with Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Operating results for interim periods are not necessarily indicative of results for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in NEON’s audited consolidated financial statements for the fiscal year ended March 31, 2004, which are included in NEON’s Form 10-K for the fiscal year ended March 31, 2004.  Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2—PER SHARE INFORMATION

In calculating earnings per share information, NEON follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding, adjusted to reflect common stock equivalents, such as convertible preferred stock, stock options and warrants to purchase common stock, to the extent they are dilutive, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method.

Earnings per share:

(In thousands, except per share date)

	THREE MONTHS ENDED JUNE 30,
	2004	2003

Net income available for common shareholders	$967	$155

Weighted average outstanding shares of common stock	8,915	8,801
Dilutive effect of employee stock options	464	257
Common stock and common stock equivalents	9,379	9,058

Earnings per share:
Basic	$0.11	$0.02
Diluted	$0.10	$0.02

At June 30, 2004 and 2003, there were options outstanding to purchase 2.8 million shares of common stock with a weighted-average exercise price of $6.00 and $8.96, respectively. For the three months ended June 30, 2004 and 2003, 1.4 million and 1.8 million, respectively, were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Employee Stock-Based Compensation

NEON applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting For Stock Issued To Employees, and related interpretations.  As such, compensation expense has been recorded on the date of grant only if the estimated value of the underlying stock exceeded the exercise price.  SFAS No. 123, Accounting For Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.  NEON has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	THREE MONTHS ENDED JUNE 30,
	2004	2003

Net income as reported	$967	$155
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(385)	(410)
Pro forma net income (loss)	$582	$(255)

Basic earnings (loss) per share:
As reported	$0.11	$0.02
Pro forma	$0.07	$(0.03)

Diluted earnings (loss) per share:
As reported	$0.10	$0.02
Pro forma	$0.06	$(0.03)

NOTE 3—INCOME TAXES

NEON has recorded no income tax provision as the current year taxable income is offset by net operating loss carry-forwards that NEON had previously reserved.  At March 31, 2004, NEON has a net operating loss carry-forward for income tax purposes of approximately $19.3 million that is available to offset future taxable income. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely.  The net operating loss carry-forward for the United States begins expiring in the tax year 2020.  There can be no assurance that the operations will generate taxable income in the future to utilize these losses.  As of June 30, 2004 and March 31, 2004, the valuation allowance fully offsets the Company’s net deferred tax assets.

NOTE 4—SEGMENT REPORTING

NEON considers its business activities to be in a single segment.  NEON did not have any customers, individually or in aggregate that accounted for 10% or more of consolidated revenue during the three-month periods ending June 30, 2004 and June 30, 2003.

The table below summarizes revenues by geographic region.

	THREE MONTHS ENDED JUNE 30,
	2004	2003
Revenues:
North America	$2,551	$2,670
United Kingdom	928	1,296
Other	92	174
	$3,571	$4,140

Operating income (loss):
United States	$(574)	$(624)
United Kingdom	313	629
Other	(32)	51
	$(293)	$56

	JUNE 30, 2004	MARCH 31, 2004

Identifiable Assets:
United States	$32,499	$33,258
United Kingdom	3,185	3,302
Other	126	297
	$35,810	$36,857

NOTE 5—COMMITMENTS AND CONTINGENCIES

On January 29, 2003, NEON received notification that it had been sued in Fort Bend County, Texas for alleged tortious interference with contract, tortious interference with prospective business relations and unfair competition in a lawsuit styled Phoenix Network Technologies (Europe) Limited vs. NEON Systems, Inc. and Computer Associates International Inc., 400th District Court, Ft. Bend County, Richmond, Texas, Cause Number 03-CV-127800. On October 27, 2003, the court granted NEON’s motion to dismiss the case.  Phoenix Network Technologies has appealed this decision, and NEON is continuing to defend this action.  Aside from this action, NEON is not involved in any current claim or legal action other than those arising in the ordinary course of business.

NOTE 6—RESTRUCTURING CHARGES

During prior periods, NEON recorded various restructuring charges related to future losses due to the abandonment of leased facilities and employee severance associated with corporate reorganizations.  If, in the future, NEON is able to sublease or renegotiate the leases related to these abandoned facilities, reversal of all or a portion of such accrued losses may occur.

The following table provides a roll-forward of the restructuring accrual account for the three months ended June 30, 2004 (in thousands):

		Balance at March 31, 2004	Amounts Charged to Expense	Net Amounts Paid	Other	Balance at June 30, 2004

2002 Restructuring Accrual	Facility closure	$54	$—	$(5)	$—	$49

2003 Restructuring Accrual	Facility closure	1,462	(114)	(122)	(12)	1,214

2004 Restructuring Accrual	Employee severance	35	—	(35)	—	—
	Facility closure	3	—	(3)	—	—

	Totals	$1,554	$(114)	$(165)	$(12)	$1,263

The $1.3 million balance at June 30, 2004 consists of future cash payments for abandoned facilities that will be paid through 2006. The current portion of this liability, $331,000, is included in accrued expenses.

During the three months ended June 30, 2004, NEON renegotiated an abandoned lease that had been previously accrued, resulting in a decrease of the liability by $114,000, which is reported in general and administrative expenses in the consolidated statement of operations.

Other adjustments relate primarily to the effect of currency translation on foreign balances.

NOTE 7—RELATED PARTY TRANSACTIONS

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

NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation)

NEON entered into a Termination and Customer Support Agreement on August 14, 2002, which terminated a distribution agreement with Peregrine/Bridge Transfer Corporation (PBTC), a database software company whose sole stockholder is an affiliate of John J. Moores, NEON’s former Chairman of the Board of Directors. PBTC subsequently changed its name to NEON Enterprise Software, Inc. (“NESI”).

NEON currently holds a consolidated promissory note receivable  from NESI in the aggregate principal amount of $3.6 million, bearing no interest to its due date of March 31, 2005. This consolidated promissory note is secured by all of the intellectual property of NESI (“NESI IP”). NEON also currently holds a $3.0 million convertible promissory note receivable from NESI bearing no interest to its due date of March 31, 2005, which is also secured by the NESI IP. The $3.0 million convertible note is convertible by NEON, in its discretion, into equity in NESI at an agreed pre-cash valuation of $30.0 million dollars. Such conversion right will expire on the due date of the $3.0 million convertible note. On the closing of the transaction in August 2002, NEON recorded the notes receivable from NESI at their estimated net present value, which was calculated at $4.3 million in aggregate value. NEON will adjust the carrying value of the note if the net realizable value is determined to be below the carrying value. NEON had an external valuation of the NESI IP performed as of March 31, 2004 and determined that no further impairment of the notes were required.  NEON also evaluates the NESI IP on a quarterly basis to determine the notes’ net realizable value. NEON is not aware of any changes that have occurred which  would result in an adjustment to the carrying value.

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

In June 2002, NEON obtained a two-year option to acquire Scalable as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON agreed to provide bridge financing of up to $5.5 million (subsequently increased to $6.0 million in October 2002), in addition to $3.5 million previously loaned to Scalable that was secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing had a 36-month term and did not bear interest during the term of the two-year option to acquire Scalable, which expires June 26, 2004. After the expiration of the option, the loan was scheduled to bear interest at the prime rate plus two percentage points to its due date of June 26, 2005 and thereafter on any unpaid principal and interest amounts outstanding. In addition to the personal guarantees of John J. Moores, Louis R. Woodhill and Jim Woodhill for the initial $3.5 million loaned to Scalable, the $6.0 million loan was secured by all of the intellectual property rights of Scalable. In January 2003, Scalable exhausted its credit facility with NEON. Scalable has asked for and received waivers of NEON’s right of first refusal with respect to additional venture capital bridge financing.

On June 9, 2004, NEON entered into a Note Purchase Agreement with JMI Services, Inc., the largest shareholder of Scalable, to sell the $3.5 million guaranteed note and the $6.0 million secured note issued by Scalable to NEON for an aggregate cash purchase price of $4.8 million.  JMI Services is an affiliate of John J. Moores, NEON’s largest shareholder.  The proposed purchase of the Scalable notes was reviewed by NEON’s fully independent Board of Directors.  The board requested and received a fairness opinion from Avail Consulting, Inc., a Houston, Texas based independent valuation and financial consultant, stating that the transaction was fair to the stockholders of NEON from a financial standpoint and their recommendation that the Board accept the cash purchase offer made by JMI Services, Inc.  Closing of the transaction occurred on June 17, 2004.

NEON recorded the carrying value of its net advance to Scalable at the guaranteed amount of $3.5 million.  As a result of the sale of the notes during the three months ended June 30, 2004, NEON recorded a net gain of $1.2 million, consisting of proceeds in excess of the recorded net book value and direct selling costs.

NOTE 8 –  DISCONTINUED OPERATIONS

On June 20, 2003, NEON divested of its iWave product line assets.  As a result of the transaction, NEON recorded a gain on the sale of $290,000, net of closing expenses, during the three months ended June 30, 2003.  Total revenues attributed to the iWave product line for the three months ended June 30, 2003 were $194,000.  Operating losses associated with the iWave product line of $244,000 for the three months ended June 30, 2003 were offset against the gain on disposal of the  discontinued operations in the consolidated statements of operations.

NOTE 9 –  SUBSEQUENT EVENTS

On July 15, 2004, NEON closed its acquisition of InnerAccess Technologies, Inc., a company incorporated under the laws of the province of Quebec, Canada.  InnerAccess is a company which develops, markets and licenses web services technology and provides services related to the integration of mainframe data sources with modern distributed computing systems.  In connection with the acquisition, NEON and InnerAccess entered into a Combination Agreement, which provided for the amalgamation of InnerAccess, three single purpose entities holding the majority of the shares of InnerAccess (the “Principal Shareholders”), and NEON’s wholly-owned subsidiary, NEON Systems Canada Inc. (the “Amalgamated Entity”).  In connection with the amalgamation, the shareholders of InnerAccess (“InnerAccess Shareholders”) exchanged their shares of the capital stock of InnerAccess for (i) class A redeemable shares of the Amalgamated Entity which entitled such InnerAccess Shareholders to receive $0.174 per share redeemed by the Amalgamated Entity and (ii) class B redeemable shares of the Amalgamated Entity which entitled such InnerAccess Shareholder to receive 0.02952 of a share of

NEON common stock per share redeemed by the Amalgamated Entity.  Upon the full redemption of the redeemable preferred shares, NEON will have paid the InnerAccess Shareholders a total of $2.4 million dollars in cash purchase price and issued 407,123 shares of NEON common stock in consideration for the acquisition of InnerAccess by NEON.

In addition, NEON has assumed certain special warrants of InnerAccess, which (on a converted basis) represent the right to acquire an additional 19,894 shares of NEON common stock at a cash exercise price equal to $9.50 per share.  In connection with the issuance of the shares of NEON common stock, NEON entered into a registration rights agreement with each former InnerAccess Shareholder.  Such Registration Rights Agreement grants to each such former InnerAccess Shareholder a right to piggyback on any public offering of NEON shares of common stock during the one year period following the closing of the acquisition of InnerAccess  by NEON.

The Amalgamated Entity now has offices in Quebec City, Quebec, Canada and in Toronto, Ontario, Canada.   In connection with the acquisition, the President and CEO of InnerAccess, Jean-Daniel Bégin, became NEON’s Vice President of Product Management and became an executive officer of NEON.

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

OVERVIEW

NEON Systems, Inc. (“NEON”) is a leading provider of enterprise-class mainframe integration software.  NEON develops, markets and supports a unified mainframe integration platform that supports a broad range of requirements for modern Service-Oriented Architectures and emerging Event-Driven Architectures. NEON’s Shadow technology provides flexible, industry standard interfaces to enable highly secure and scalable mainframe integration, allowing organizations to reduce total cost of ownership and risk associated with mainframe integration, while streamlining the number of incumbent technologies needed for such integration.

In July 2004, NEON closed its acquisition of InnerAccess Technologies, a Quebec corporation which develops mainframe integration software products with particular specialization in web services for mainframe integration and integration of IDMS databases.

Business Environment

NEON derives revenue from software licenses and maintenance services. License fees, which are graduated and based upon various industry standard measures of product usage such as mainframe potential capacity, CPUs, and users, are generally due upon license grant and include a one-year maintenance period. The sales process typically takes between six and nine months. After the initial year of license, NEON provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee. Any factors adversely affecting the pricing of, demand for, or market acceptance of, our products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition.

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

During fiscal 2003, NEON began restructuring the company to concentrate on its core mainframe integration business, which has historically accounted for the majority of its revenues. NEON divested  its non-core products and reduced the size of its sales, marketing and administrative organizations. During this period NEON also began to develop new mainframe integration products as well as identify other adjacent market products, technologies and companies which were complementary to NEON’s existing product portfolio.

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

NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation)

NEON entered into a Termination and Customer Support Agreement on August 14, 2002, which terminated a distribution agreement with Peregrine/Bridge Transfer Corporation (PBTC), a database software company whose sole stockholder is an affiliate of John J. Moores, NEON’s former Chairman of the Board of Directors. PBTC subsequently changed its name to NEON Enterprise Software, Inc. (“NESI”).

NEON currently holds a consolidated promissory note receivable from NESI in the aggregate principal amount of $3.6 million, bearing no interest to its due date of March 31, 2005. This consolidated promissory note is secured by all of the intellectual property of NESI (“NESI IP”). NEON also currently holds a $3.0 million convertible promissory note receivable from NESI bearing no interest to its due date of March 31, 2005, which is also secured by the NESI IP. The $3.0 million convertible note is convertible by NEON, in its discretion, into equity in NESI at an agreed pre-cash valuation of $30.0 million dollars. Such conversion right will expire on the due date of the $3.0 million convertible note. On the closing of the transaction in August 2002, NEON recorded the notes receivable from NESI at their estimated net present value, which was calculated at $4.3 million in aggregate value. NEON will adjust the carrying value of the note if the net realizable value is determined to be below the carrying value. NEON had an external valuation of its notes receivable due from NESI as of March 31, 2004 and determined that no further impairment of the notes were required.   NEON also evaluates the NESI IP on a quarterly basis to determine the notes’ net realizable value. NEON is not aware of any changes that have occurred which would result in an adjustment of the carrying value.

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

On June 9, 2004, NEON entered into a Note Purchase Agreement with JMI Services, Inc., the largest shareholder of Scalable, to sell the $3.5 million guaranteed note and the $6.0 million secured note issued by Scalable to NEON in connection with NEON’s financing obligations for an aggregate cash purchase price of $4.8 million.  JMI Services is an affiliate of John J. Moores, NEON’s largest shareholder. The proposed purchase of the Scalable notes was reviewed by NEON’s fully independent Board of Directors.  The board requested and received a fairness opinion from Avail Consulting, Inc., a Houston, Texas based independent valuation and financial consultant, stating that the transaction was fair to the stockholders of NEON from a financial standpoint. NEON also engaged Avail Consulting to perform a valuation on both notes receivable from Scalable. The value received by JMI Services exceeded the estimated fair value of both notes, as determined by Avail Consulting.  Closing of the transaction occurred on June 17, 2004.

NEON recorded the carrying value of its net advance to Scalable at the guaranteed amount of $3.5 million.  As a result of the sale of the notes during the three months ended June 30, 2004, NEON recorded a net gain of $1.2 million, consisting of proceeds in excess of the recorded net book value and direct selling costs.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

	THREE MONTHS ENDED JUNE 30,
	2004	2003
Revenues:
License	30.9%	37.7%
Maintenance	69.1	62.3
Total revenues	100.0	100.0

Cost of revenues:
Cost of licenses	0.9	2.0
Cost of maintenance	10.2	9.0
Total cost of revenues	11.1	11.0

Gross profit	88.9	89.0

Operating expenses:
Sales and marketing	43.5	40.5
Research and development	27.5	28.3
General and administrative	26.0	18.8
Total operating expenses	97.0	87.6

Operating income (loss)	(8.1)	1.4
Interest and other income, net	1.3	1.3
Gain on sale of notes receivable	34.0	—

Income from continuing operations before income taxes	27.2	2.7

Provision for income taxes	—	—
Income from continuing operations	27.2	2.7

Gain on disposal of discontinued operations, net	—	1.1
Net income	27.2%	3.8%

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

REVENUES

License revenues for the three months ended June 30, 2004 were $1.1 million, a decrease of $457,000 from $1.6 million for the three months ended June 30, 2003. The decline in license revenue was primarily due to a reduction in the quantity of license transactions in both the United States and United Kingdom.

Maintenance revenues for the three months ended June 30, 2004 were $2.5 million, a decrease of $112,000 from $2.6 million for the three months ended June 30, 2003. The decrease primarily resulted from the receipt of certain maintenance payments during the three months ended June 30, 2003 that related to prior periods.

COST OF REVENUES

Cost of license revenues for the three months ended June 30, 2004 were $32,000, or 2.9% of license revenues, and primarily represented amortization of product technology that was acquired in April 2004. Cost of license revenues for the three months ended June 30, 2003 were $83,000, or 5.3% of license revenues, and primarily attributed to royalty payments.

Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance revenues for the three months ended June 30, 2004 were $364,000, or 14.7% of maintenance revenues, as compared to $374,000, or 14.5% of maintenance revenues, for the three months ended June 30, 2003.

OPERATING EXPENSES

Sales and marketing expenses include personnel costs, sales commissions and travel expenses of sales, presales support and marketing personnel, along with trade show participation and other promotional expenses. Sales and marketing expenses for the three months ended June 30, 2004 were $1.6 million, a decrease of $120,000 from $1.7 million for the three months ended June 30, 2003. The reduction was primarily due to lower personnel costs.

Research and development expenses primarily include personnel costs associated with NEON’s product development staff. Research and development expenses for the three months ended June 30, 2004 were $1.0 million, a decrease of $189,000 from $1.2 million for the three months ended June 30, 2003.  The decrease in research and development is primarily due to a reduction in costs associated with contract development.

General and administrative expenses include personnel and other costs associated with NEON’s executive, financial, legal and administrative functions. General and administrative expenses for the three months ended June 30, 2004 were $930,000, an increase of $150,000 from $780,000 for the three months ended June 30, 2003. The increase was primarily related to greater personnel costs.

Interest and other income for the three months ended June 30, 2004 and 2003 was $45,000 and $53,000, respectively.

During the three months ended June 30, 2004, NEON recognized a gain on sale of the notes receivable from Scalable Software (see Related Party Transactions).  The gain of $1.2 million resulted from net cash proceeds of $4.7 million in excess of the recorded net book value of $3.5 million for the notes.

On June 20, 2003, NEON divest of its iWave product line assets.  As a result of the transaction, NEON recorded a gain on the sale of $290,000, after closing expenses, during the three months ended June 30, 2003.  Total revenues attributed to the iWave product line for the three months ended June 30, 2003 were $194,000.  Operating losses associated with the iWave product line of $244,000 for the three months ended June 30, 2003 were offset against the gain on disposal of the discontinued operations in the consolidated financial statements.

No provision for income taxes was recorded for the three months ended June 30, 2004 and 2003, as the taxable income is offset by net operating loss carry-forwards that NEON had previously reserved.  As of March 31, 2004, NEON had a net operating loss carry-forward for income tax purposes of approximately $19.3 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely.  The net operating loss carry-forward for the United States begins expiring in the tax year 2020.  There can be no assurance that the operations will generate taxable income in the future to utilize these losses.  Therefore, as of June 30, 2004 and March 31, 2004, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

NEON’s cash and cash equivalents at June 30, 2004 were $26.5 million, an increase of $5.6 million from $20.9 million at March 31, 2004. This increase was due primarily to the sale of the notes receivable from Scalable Software (See Related Party Transactions) and collection of account receivables.

Net cash provided by operating activities was $1.5 million, versus $764,000 used in operations for the three months ended June 30, 2004 and 2003, respectively.  Net cash provided by operating activities for the three months ended June 30, 2004 resulted primarily from collection of receivables, less reduction of certain accrued liabilities.  The net cash used in operating activities during the three months ended June 30, 2003, resulted primarily from a reduction in deferred revenue.

During the three months ended June 30, 2004, net cash provided by investing activities was $4.1 million, primarily resulting from the proceeds from the sale of the notes receivable from Scalable Software.  Net cash provided by investing activities during the three months ended June 30, 2003 was $304,000, primarily due to the sale of the iWave product line.

NEON’s net cash provided by financing activities was $7,000 and $24,000 for the three months ended June 30, 2004 and 2003, respectively. The net cash provided by financing activities in both periods represents proceeds from the exercise of employee stock options.

NEON’s future liquidity and capital requirements will depend upon numerous factors, including the costs associated with potential future business and product acquisitions, the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, market developments, the costs involved in maintaining and enforcing intellectual property rights, the level and timing of license revenue, and other factors. NEON believes that its current balance of cash and cash equivalents will be sufficient to meet its working capital, funding commitments and anticipated capital expenditure requirements for at least the next 12 months. NEON may require additional funds to support its working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all, or if available, that such financing will be obtainable on terms acceptable to NEON, or that any additional financing will not be dilutive.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NEON is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments.

The majority of NEON’s foreign currency transactions are denominated in the British pounds sterling, which is the functional currency of NEON Systems (UK) Ltd. As these sales contracts are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized to foreign currency translation adjustments. NEON does not currently hedge against foreign currency translation risks and believes that foreign currency exchange risk is not significant to its operations.  As a result of NEON’s acquisition of InnerAccess Technologies, Inc. in July 2004, additional risks associated with currency fluctuations between Canadian dollar and US dollars may occur.

NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $26 million at June 30, 2004, and were invested in different types of commercial paper and money securities.  NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2005.

ITEM 4.          CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, NEON carried out an evaluation, under the supervision and with the participation of NEON’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NEON’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NEON’s disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, and made known to the Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this Quarterly Report on Form 10-Q.  There have been no significant changes in NEON’s internal controls or in other factors which could significantly affect internal controls subsequent to the date NEON carried out its evaluation.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS - On January 29, 2003, NEON received notification that it had been sued in Fort Bend County, Texas for alleged tortious interference with contract, tortious interference with prospective business relations and unfair competition in a lawsuit styled Phoenix Network Technologies (Europe) Limited vs. NEON Systems, Inc. and Computer Associates International Inc., 400th District Court, Ft. Bend County, Richmond, Texas, Cause Number 03-CV-127800. On October 27, 2003, the court granted NEON’s motion to dismiss the case.  Phoenix Network Technologies has appealed this decision, and NEON is continuing to defend this action.  Aside from this action, NEON is not involved in any current material claim or legal action other than those arising in the ordinary course of business.

ITEM 2.                             CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES - Not applicable.

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS – Not applicable.

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

NEON SYSTEMS, INC.

Date:	August 16, 2004	/s/ Brian D. Helman
Chief Financial Officer
(principal financial and accounting officer)

Date:	August 16, 2004	/s/ Mark J. Cresswell
President and Chief Executive Officer
(principal executive officer)