Form 10-Q
period 2004-09-30
NEON SYSTEMS INC
filed 2004-11-15
CIK 1072978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

The number of shares of the registrant’s common stock outstanding as of October 28, 2004, was 9,324,209.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

NEON SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	SEPTEMBER 30, 2004	MARCH 31, 2004
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,315	$20,899
Accounts receivable, net	4,368	6,150
Other current assets	1,129	1,232
Total current assets	27,812	28,281

Property and equipment, net	610	475
Note receivable, net (Note 7)	4,260	7,760
Acquired intangibles, net (Note 10)	3,492	—
Goodwill (Note 10)	1,308	—
Other assets	390	341
Total assets	$37,872	$36,857

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$505	$298
Accrued expenses and other	1,414	2,733
Deferred revenue	5,386	7,540
Total current liabilities	7,305	10,571

Long-term debt and capital lease	69	—-
Deferred revenue – long term	3,270	931
Accrued restructuring expenses – long term (Note 6)	903	898
Total liabilities	11,547	12,400

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 9,324,209 and 8,914,547 shares issued and outstanding at September 30, 2004 and March 31, 2004, respectively	102	98
Additional paid-in capital	53,168	51,696
Treasury stock, 913,400 shares at cost	(2,649)	(2,649)
Accumulated other comprehensive loss	(430)	(421)
Accumulated deficit	(23,866)	(24,267)
Total stockholders’ equity	26,325	24,457
Commitments and contingencies (Note 5)
Total liabilities and stockholders’ equity	$37,872	$36,857

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Revenues:
License	$1,186	$1,138	$2,289	$2,698
Maintenance	2,570	2,450	5,037	5,030
Total revenues	3,756	3,588	7,326	7,728

Cost of revenues:
Cost of licenses	164	—	196	83
Cost of maintenance	373	361	736	735
Total cost of revenues	537	361	932	818

Gross profit	3,219	3,227	6,394	6,910

Operating expenses:
Sales and marketing	1,658	1,337	3,241	3,012
Research and development	1,294	1,122	2,278	2,294
General and administrative	902	901	1,803	1,681
Total operating expenses	3,854	3,360	7,322	6,987

Operating loss	(635)	(133)	(928)	(77)

Gain on sale of notes receivable (Note 7)	—	—	1,215	—
Interest and other income, net	69	117	114	170
Income (loss) from continuing operations before income taxes	(566)	(16)	401	93

Provision for income taxes	—	—	—	—
Income (loss) from continuing operations	(566)	(16)	401	93
Gain from discontinued operations, net	—	53	—	99
Net income (loss)	$(566)	$37	$401	$192

Earnings (loss) per common share —Basic:
Income (loss) from continuing operations	$(0.06)	$—	$0.04	$0.01
Gain from discontinued operations, net	—	—	—	0.01
Net income (loss)	$(0.06)	$—	$0.04	$0.02

Earnings (loss) per common share —Diluted:
Income (loss) from continuing operations	$(0.06)	$—	$0.04	$0.01
Gain from discontinued operations, net	—	—	—	0.01
Net income (loss)	$(0.06)	$—	$0.04	$0.02

Weighted average shares outstanding:
Basic	9,266	8,842	9,092	8,820
Diluted	9,266	8,842	9,459	9,182

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED SEPTEMBER 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$401	$192
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	196	127
Amortization of acquired intangibles	193	—
Gain on sale of notes receivable (Note 7)	(1,215)	—
Gain from discontinued operations, net	—	(99)
Impairment of fixed assets	—	46
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	1,927	(328)
Tax receivable	—	1,311
Other current assets	127	218
Other assets	(64)	108
Accrued expenses	(1,781)	(1,049)
Accounts payable	(127)	(109)
Deferred revenue	(109)	(935)
Net cash used in operating activities	(452)	(518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(190)	(32)
Purchase of technology	(264)	—
Acquisition, net of cash acquired	(2,405)	—
Proceeds from sale of notes receivable, net	4,715	—
Proceeds from sale of business	—	461

Net cash provided by investing activities	1,856	429

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	10	54
Payments on capital lease	(7)	—
Net cash provided by financing activities	3	54

Net cash flows from discontinued operations	—	9

Net increase (decrease) in cash and cash equivalents	1,407	(26)
Effect of exchange rate changes on cash	9	110
Cash and cash equivalents at beginning of period	20,899	19,791

Cash and cash equivalents at end of period	$22,315	$19,875

Supplemental disclosure of cash flow information:

Cash (paid) received during the period for income taxes	$(40)	$1,420
Cash paid during the period for interest	$—	$—

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

Earnings per share:

(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003

Net income (loss) available for common shareholders	$(566)	$37	$401	$192

Weighted average outstanding shares of common stock	9,266	8,842	9,092	8,820
Dilutive effect of stock options	—	—	367	362
Common stock and common stock equivalents	9,266	8,842	9,459	9,182

Earnings (loss) per share:
Basic	$(0.06)	$—	$0.04	$0.02
Diluted	$(0.06)	$—	$0.04	$0.02

At September 30, 2004, there were options outstanding to purchase 3.0 million shares of common stock with a weighted-average exercise price of $5.78. For the three and six months ended September 30, 2004, 3.0 million and 2.2 million options were excluded from the computation of diluted earnings per share, respectively.  For the three and six months ended September 30, 2003, 2.5 million and 1.5 million options, respectively, were excluded from the calculation of diluted loss per share, as they were anti-dilutive.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock-Based Compensation

NEON applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting For Stock Issued To Employees, and related interpretations.  As such, compensation expense has been recorded on the date of grant only if the fair value of the underlying stock exceeded the exercise price.  SFAS No. 123, Accounting For Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.  NEON has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003

Net income (loss) as reported	$(566)	$37	$401	$192
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	409	232	794	642
Pro forma net loss	$(975)	$(195)	$(393)	$(450)

Basic earnings (loss) per share:
As reported	$(0.06)	$—	$0.04	$0.02
Pro forma	$(0.11)	$(0.02)	$(0.04)	$(0.05)

Diluted earnings (loss) per share:
As reported	$(0.06)	$—	$0.04	$0.02
Pro forma	$(0.11)	$(0.02)	$(0.04)	$(0.05)

NOTE 3—INCOME TAXES

NEON has recorded no income tax provision as the current year taxable income is offset by net operating loss carry-forwards that NEON had previously reserved.  At March 31, 2004, NEON had a net operating loss carry-forward for income tax purposes of approximately $19.3 million that is available to offset future taxable income. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely.  The net operating loss carry-forward for the United States begins expiring in the tax year 2020.  There can be no assurance that the operations will generate taxable income in the future to utilize these losses.  As of September 30, 2004 and March 31, 2004, the valuation allowance fully offsets the Company’s net deferred tax assets.

NOTE 4—SEGMENT REPORTING

NEON considers its business activities to be in a single segment.  During the three months ended September 30, 2004, one customer accounted for 12% of consolidated revenue.  NEON did not have any customers that accounted for 10% or more of consolidated revenue during the three months ended September 30, 2003, nor during the six months ended September 30, 2004 and 2003.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes revenues by geographic region.

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Revenues:
North America	$2,862	$2,569	$5,414	$5,239
United Kingdom	798	919	1,725	2,215
Other	96	100	187	274
	$3,756	$3,588	$7,326	$7,728

Operating income (loss):
North America	$(1,054)	$(525)	$(1,628)	$(1,149)
United Kingdom	363	443	675	1,072
Other	56	(51)	25	—
	$(635)	$(133)	$(928)	$(77)

	SEPTEMBER 30, 2004	MARCH 31, 2004

Long lived assets:
North America	$5,709	$705
United Kingdom	91	111
Other	—	—
	$5,800	$816

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

NOTE 6—RESTRUCTURING EXPENSES

During prior periods, NEON recorded various restructuring charges related to future losses from leases of vacated facilities associated with corporate reorganization.  If, in the future, NEON is able to sublease or renegotiate the leases related to these facilities, reversal of all or a portion of such accrued losses may occur.

The following table provides a roll-forward of the restructuring accrual account for the six months ended September 30, 2004 (in thousands):

		Balance at March 31, 2004	Reduction of Expense	Net Amounts Paid	Other	Balance at September 30, 2004

2002 Restructuring Accrual	Facility closure	$54	$—	$(11)	$—	$43

2003 Restructuring Accrual	Facility closure	1,462	(196)	(215)	(16)	1,035

2004 Restructuring Accrual	Employee severance	35	—	(35)	—	—
	Facility closure	3	—	(3)	—	—

	Totals	$1,554	$(196)	$(264)	$(16)	$1,078

The $1.1 million balance at September 30, 2004 consists of future cash payments for vacated facilities that will be paid through 2006. The current portion of this liability, $175,000, is included in accrued expenses.

During the six months ended September 30, 2004, NEON renegotiated lease and sublease agreements associated with a vacated property.  Renegotiation resulted in a decrease in the accrued liability of $196,000, of which $82,000 was recorded in the three months ended September 30, 2004.  These amounts are reported in general and administrative expenses in the consolidated statement of operations in the applicable periods.

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

NEON currently holds a consolidated promissory note receivable from NESI in the aggregate principal amount of $3.6 million, bearing no interest to its due date of March 31, 2005. This consolidated promissory note is secured by all of the intellectual property of NESI (“NESI IP”). NEON also currently holds a $3.0 million convertible promissory note receivable from NESI bearing no interest to its due date of March 31, 2005, which is also secured by the NESI IP. The $3.0 million convertible note is convertible by NEON, in its discretion, into equity in NESI at an agreed pre-cash valuation of $30.0 million.   Such conversion right will expire on the due date of the $3.0 million convertible note. On the closing of the transaction in August 2002, NEON recorded the notes receivable from NESI at their estimated net present value, which was calculated at $4.3 million in aggregate value. NEON will adjust the carrying value of the note if the net realizable value is determined to be below the carrying value. NEON had an external valuation of the NESI IP performed as of March 31, 2004 and determined that no further impairment of the notes was required.  NEON also evaluates the NESI IP on a quarterly basis to determine the notes’ net realizable value. NEON is not aware of any changes that have occurred that would result in an adjustment to the carrying value.

Scalable Software, Inc.

On June 9, 2004, NEON entered into a Note Purchase Agreement with JMI Services, Inc., the largest shareholder of Scalable, to sell the $3.5 million guaranteed note and the $6.0 million secured note issued by Scalable to NEON for a cash price of $4.8 million.  A gain of $1.2 million resulted from the cash proceeds in excess of the recorded combined book value of the notes and direct selling expenses.  JMI Services is an affiliate of John J. Moores, NEON’s largest shareholder.  The proposed sale of the Scalable notes was reviewed by NEON’s Board of Directors, including fully independent members.  The board requested and received a fairness opinion from Avail Consulting, Inc., a Houston, Texas based independent valuation and financial consultant, stating that the transaction was fair to the stockholders of NEON from a financial standpoint and recommending that the Board accept the purchase offer made by JMI Services, Inc.  Closing of the transaction occurred on June 17, 2004.

NOTE 8 – DISCOUNTINUED OPERATIONS

On June 20, 2003, NEON entered into an Asset Purchase Agreement with a third party software vendor to sell its iWave product line assets.  As a result of the transaction, NEON recorded a gain on the sale of $343,000, net of closing expenses, during the six months ended September 30, 2003.   Total revenues for the three months ended June 30, 2003 were $194,000.  Operating losses associated with the iWave product line were classified as discontinued operations.  Operating loss for the three months ended June 30, 2003 was $244,000.

NOTE 9 – BUSINESS COMBINATIONS

On July 14, 2004, NEON acquired 100% interest in InnerAccess Technologies, Inc. (InnerAccess), a company incorporated under the laws of the province of Quebec, Canada.  InnerAccess develops, markets and licenses web services technology and provides services related to the integration of mainframe data sources with modern distributed computing systems.  NEON paid the InnerAccess Shareholders a total of $2.4 million dollars in cash and issued 407,000 shares of NEON restricted common stock to the amalgamated entity, of which 406,000 have been transferred to the shareholders of InnerAccess in consideration for the acquisition.  All issuances and transfers of NEON common stock were exempt from SEC registration requirements under Regulation S.  These shares are included in the weighted average shares outstanding for the respective periods.

In addition, NEON has assumed certain special warrants of InnerAccess, which, on a converted basis, represent the right to acquire an additional 19,894 shares of NEON common stock at a cash exercise price equal to $9.50 per share.  In connection with the issuance of the shares of NEON common stock, NEON has also agreed to enter into a registration rights agreement with each former InnerAccess Shareholder in the form attached as Exhibit 4.1 to our Form 8-K filed with the SEC on July 29, 2004.  Such Registration Rights Agreement grants to each such former InnerAccess Shareholder a right to piggyback on any public offering of NEON shares of common stock during the one year period following the closing of the acquisition of InnerAccess by NEON.

Purchase Price:

NEON paid an estimated preliminary total purchase price of approximately $4.5 million for 100% of the outstanding common stock of InnerAccess. The fair value of the NEON Systems, Inc. (“NEON”) restricted common stock issued of $1.5 million was based on the average market price of NEON common stock for the period beginning two trading days before and ending two trading days after June 1, 2004, the announcement date of the acquisition. The estimated preliminary total purchase price for the acquisition is as follows (in thousands):

Cash	$2,400
Fair value of NEON common stock to be issued	1,466
Estimated direct acquisition costs	611
Total estimated purchase price	$4,477

The final purchase price is dependent on the actual final direct acquisition costs.

Condensed Balance Sheet:

Under the purchase method of accounting, the total estimated purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the date of acquisition. The valuation of the identifiable intangible assets acquired reflects management’s estimates based on, among other factors, a valuation of the intangible assets prepared by an independent third party.  Based on the estimated purchase price and the preliminary valuations, the preliminary purchase price allocation, subject to change pending completion of final analysis, is as follows (in thousands):

Cash	$259
Tangible assets	567
Amortizable intangible assets:
Core technology	2,600
Maintenance contracts/customer relationships	660
Goodwill	1,308
Total assets acquired	5,394
Liabilities assumed	917
Net assets acquired	$4,477

Approximately $3.3 million has been allocated to amortizable intangible assets consisting of existing technology, maintenance contracts and customer relationships. A preliminary estimate of $1.3 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and amortizable intangible assets acquired.

Pro Forma Information:

The following pro forma information presents the consolidated operating results of NEON as if the acquisition had occurred at the beginning of the fiscal period presented:

	Three Months Ended,		Six Months Ended,
Results of Operations:	9/30/04	9/30/03	9/30/04	9/30/03

Total revenues	$3,779	$3,985	$7,748	$8,485

Net loss	(816)	(199)	(199)	(316)

Earning per share:
Basic	$(0.09)	$(0.02)	$(0.02)	$(0.03)
Diluted	$(0.09)	$(0.02)	$(0.02)	$(0.03)

Weighted-average shares outstanding:
Basic	9,324	9,248	9,322	9,226
Diluted	9,324	9,248	9,322	9,226

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill:

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), purchase price in excess of the fair values of acquired tangible and amortizable intangible net assets has been classified as goodwill. The value of  recorded goodwill is subject to finalization of the preliminary purchase price and allocation. The acquired goodwill, although not subject to regular amortization, will be assessed for impairment on an annual basis, or sooner if factors indicate such is necessary. Aggregate goodwill acquired in the InnerAccess transaction was $1.3 million.  NEON reports one operating segment, and that operating segment has been identified as the reporting unit for the purposes of assessing future impairment of the acquired InnerAccess goodwill.  No impairments of the InnerAccess goodwill have occurred to date.

Acquired Intangibles:

The components of identifiable intangible assets acquired in the InnerAccess transaction are as follows (in thousands):

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Core technology	$2,600	$112	$2,488
Maintenance contracts/customer relationships	660	28	632
Total	$3,260	$140	$3,120

These identifiable intangible assets are amortized using the straight-line method over an estimated five year life.  No significant residual value is estimated for the intangible assets. Amortization expense for the three months ended September 30, 2004 was $140,000.

In addition to those intangible assets acquired by business combination, NEON acquired certain software code at a cost of $426,000 in April 2004.  The asset, net of accumulated amortization, is classified as purchased technology in the accompanying unaudited consolidated balance sheet, and has been assigned a useful life of four years.  Amortization expense, calculated on a straight-line basis, is presented as cost of license in the accompanying unaudited consolidated statements of operations and represented $27,000 and $54,000 for the three and six months ended September 30, 2004, respectively.

NOTE 11 – Significant Revenue Deferral

In March 2004, NEON entered into a four year enterprise license and maintenance agreement with one of its largest customers. The contract provides services through March 31, 2008 and has an aggregate value of $2,900,000. All software products licensed by the customer were delivered by October 1, 2004.  Since vendor specific objective evidence could not be determined for the maintenance portion of the contract, NEON will amortize the contract value on a straight-line basis over the remaining term of the agreement, beginning on October 1, 2004, in accordance with NEON’s revenue recognition policy.  See Critical Accounting Policies – Revenue Recognition Policies.

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

In July 2004, NEON closed its acquisition of InnerAccess Technologies, Inc., a Quebec corporation that develops mainframe integration software products with particular specialization in web services for mainframe integration and integration of IDMS databases.

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

During fiscal 2003, NEON began restructuring the company to concentrate on its core mainframe integration business, which has historically accounted for the majority of its revenues. NEON divested its non-core products and reduced the size of its sales, marketing and administrative organizations. During this period NEON also began to develop new mainframe integration products as well as identify other adjacent market products, technologies and companies, which were complementary to NEON’s existing product portfolio.

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

NEON currently holds a consolidated promissory note receivable from NESI in the aggregate principal amount of $3.6 million, bearing no interest to its due date of March 31, 2005. This consolidated promissory note is secured by all of the intellectual property of NESI (“NESI IP”). NEON also currently holds a $3.0 million convertible promissory note receivable from

NESI bearing no interest to its due date of March 31, 2005, which is also secured by the NESI IP. The $3.0 million convertible note is convertible by NEON, in its discretion, into equity in NESI at an agreed pre-cash valuation of $30.0 million.  Such conversion right will expire on the due date of the $3.0 million convertible note. On the closing of the transaction in August 2002, NEON recorded the notes receivable from NESI at their estimated net present value, which was calculated at $4.3 million in aggregate value. NEON will adjust the carrying value of the notes if the net realizable value is determined to be below the carrying value. NEON had an external valuation of its notes receivable due from NESI as of March 31, 2004 and determined that no further impairment of the notes was required.   NEON also evaluates the NESI IP on a quarterly basis to determine the notes’ net realizable value. NEON is not aware of any changes that have occurred that would result in an adjustment of the carrying value.

Scalable Software, Inc.

On June 9, 2004, NEON entered into a Note Purchase Agreement with JMI Services, Inc., the largest shareholder of Scalable, to sell the $3.5 million guaranteed note and the $6.0 million secured note issued by Scalable to NEON for a cash price of $4.8 million.  A gain of $1.2 million resulted from the cash proceeds in excess of the recorded combined book value of the notes and direct selling expenses.  JMI Services is an affiliate of John J. Moores, NEON’s largest shareholder.  The proposed sale of the Scalable notes was reviewed by NEON’s Board of Directors, including fully independent members.  The board requested and received a fairness opinion from Avail Consulting, Inc., a Houston, Texas based independent valuation and financial consultant, stating that the transaction was fair to the stockholders of NEON from a financial standpoint and recommending that the Board accept the purchase offer made by JMI Services, Inc.  Closing of the transaction occurred on June 17, 2004.

Critical Accounting Policies

The following is a discussion of the accounting policies that NEON believes (1) are most important to the portrayal of its financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition Policies

Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4) and Statement of Position 98-9 (SOP 98-9). NEON adopted SOP 97-2 effective July 1, 1997, SOP 98-4 effective March 31, 1998 and SOP 98-9 effective April 1, 1999. NEON believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4 and SOP 98-9. Revenues from software license sales are recognized when all of the following conditions are met: a non-cancelable license agreement has been obtained, the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; no other significant vendor obligations exist; and vendor-specific objective evidence exists to allocate the total fee to at least each undelivered element of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately. All elements of each order are valued at the time of revenue recognition. NEON will defer license revenue for all delivered elements associated with a sales arrangement, if vendor-specific objective evidence cannot be established for each undelivered element. License revenues generally include software maintenance agreements for the first year following the date of sale. In such cases, revenues are allocated between license and maintenance revenues based on the residual method provided by SOP 98-9. Deferred revenue is generally based on vendor-specific objective evidence of the fair value of maintenance with the remaining portion of the total arrangement value allocated to license revenues.  If vendor-specific objective evidence cannot be established for deferred revenue, then the value of the sales arrangement is amortized ratably on a straight-line basis over the contract term. Revenues from first-year maintenance agreements and separately priced software maintenance agreements for subsequent years are deferred and recognized ratably on a straight-line basis over the maintenance period. NEON also markets and sells its products through independent distributors and resellers. License and maintenance revenues from these transactions are recognized as above, when sold to the ultimate end user and all of the above conditions are met.

Capitalized Software Costs

NEON follows SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Research and development expenditures have been charged to operating expenses as incurred. No internal software development costs have been capitalized to date, as the impact on the financial statements would be insignificant because the time between a product meeting the definition of technological feasibility and readiness for market is very short.   The costs of acquired software technology are capitalized and amortized over their useful lives.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

	THREE MONTHS ENDED SEPTEMEBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Revenues:
License	31.6%	31.7%	31.2%	34.9%
Maintenance	68.4	68.3	68.8	65.1
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of licenses	4.4	—	2.7	1.1
Cost of maintenance	9.9	10.1	10.0	9.5
Total cost of revenues	14.3	10.1	12.7	10.6

Gross profit	85.7	89.9	87.3	89.4

Operating expenses:
Sales and marketing	44.1	37.3	44.2	39.0
Research and development	34.5	31.3	31.1	29.7
General and administrative	24.0	25.1	24.6	21.8
Total operating expenses	102.6	93.6	99.9	90.4

Operating loss	(16.9)	(3.7)	(12.7)	(1.0)
Gain on sale of notes receivable (Note 7)	—	—	16.6	—
Interest and other income, net	1.8	3.3	1.6	2.2

Income (loss) from continuing operations before income taxes	(15.1)	(0.4)	5.5	1.2
Provision for income taxes	—	—	—	—

Loss from continuing operations	(15.1)	(0.4)	5.5	1.2
Gain from discontinued operations, net	—	1.5	—	1.3
Net income (loss)	(15.1)%	1.0%	5.5%	2.5%

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

License revenues for the three months ended September 30, 2004 were $1.2 million, an increase of $48,000 from $1.1 million for the three months ended September 30, 2003. The increase was due to the acquisition of InnerAccess during the period, although this increase was offset by a reduction in license revenue in the United Kingdom.

In March 2004, NEON entered into a four year enterprise license and maintenance agreement with one of its largest customers. The contract provides services through March 31, 2008 and has an aggregate value of $2,900,000. All software products licensed by the customer were delivered by October 1, 2004.  Since vendor-specific objective evidence could not be determined for the maintenance portion of the contract, NEON will amortize the contract value on a straight-line basis over the remaining term of the agreement, beginning on October 1, 2004, in accordance with NEON’s revenue recognition policy.  See Critical Accounting Policies – Revenue Recognition Policies.

Maintenance revenues for the three months ended September 30, 2004 were $2.6 million, an increase of $120,000 over the three months ended September 30, 2003.  The increase is primary attributable to the acquisition of InnerAccess and its customer base.

COST OF REVENUES

Cost of license revenues for the three months ended September 30, 2004 were $164,000, or 14% of license revenues, and primarily represented amortization of acquired product technology, primarily associated with the InnerAccess acquisition. NEON did not incur cost of license revenue during the three months ended September 30, 2003.

Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance revenues for the three months ended September 30, 2004 were $373,000 or 15% of maintenance revenues, as compared to $361,000, or 15% of maintenance revenues, for the three months ended September 30, 2003. Cost of maintenance revenue as a percentage of maintenance revenue remained consistent in both periods.

OPERATING EXPENSES

Sales and marketing expenses include personnel costs, sales commissions and travel expenses of sales, presales support and marketing personnel, along with trade show participation and other promotional expenses. Sales and marketing expenses for the three months ended September 30, 2004 were $1.7 million, an increase of $321,000 from $1.3 million for the three months ended September 30, 2003. The increase was primarily due to greater personnel costs associated with growth in the sales force and increased marketing activities.

Research and development expenses primarily include personnel costs associated with NEON’s product development staff. Research and development expenses for the three months ended September 30, 2004 were $1.3 million, an increase of $172,000 from $1.1 million for the three months ended September 30, 2003.  The increase in research and development is primarily due to the acquisition of InnerAccess, as well as increased costs associated with contracted development activities.

General and administrative expenses include personnel and other costs associated with NEON’s executive, financial, legal and administrative functions. General and administrative expenses for the three months ended September 30, 2004 were $902,000, versus $901,000 for the three months ended September 30, 2003. General and administrative expenses increased during the period as a result of the InnerAccess acquisition, although the increase was offset by a reduction in previously accrued future lease obligations related to vacated facilities, as a result of the renegotiation of NEON’s corporate office lease.

Interest and other income for the three months ended September 30, 2004 and 2003 was $69,000 and $117,000, respectively.

No provision for income taxes was recorded for the three months ended September 30, 2004 due to the net loss for the period.  No provision for income taxes was recorded for the three months ended September 30, 2003, as the taxable income was offset by net operating loss carry-forwards that NEON had previously reserved.  As of March 31, 2004, NEON had a net operating loss carry-forward for income tax purposes of approximately $19.3 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely.  The net operating loss carry-forward for the United States begins expiring in the tax year 2020.  There can be no assurance that the operations will generate taxable income in the future to utilize these losses.  Therefore, as of September 30, 2004 and March 31, 2004, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these loss carryforwards.

SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

License revenues for the six months ended September 30, 2004 were $2.3 million, a decrease of $409,000 from $2.7 million for the six months ended September 30, 2003. The decrease in license revenue was primarily due to a reduction in license revenue in the United Kingdom.

In March 2004, NEON entered into a four year enterprise license and maintenance agreement with one of its largest customers. The contract provides services through March 31, 2008 and has an aggregate value of $2,900,000. All software products licensed by the customer were delivered by October 1, 2004.  Since vendor-specific objective evidence could not be determined for the maintenance portion of the contract, NEON will amortize the contract value on a straight-line basis over the remaining term of the agreement, beginning on October 1, 2004, in accordance with NEON’s revenue recognition policy.  See Critical Accounting Policies – Revenue Recognition Policies.

Maintenance revenues for the six months ended September 30, 2004 and 2003 were $5.0 million.  Maintenance revenues were consistent during both periods, however during fiscal 2004 maintenance revenues increased as of result of the InnerAccess acquisition, although the increase was offset by a reduction in recurring maintenance revenue as NEON received certain one-time maintenance payments during fiscal 2003, which related to prior years.

COST OF REVENUES

Cost of license revenues primarily consists of amortization of purchased technology and royalty payments to third parties. Cost of license revenues for the six months ended September 30, 2004 were $196,000, or 9% of license revenues, as compared to $83,000, or 3% of license revenues, for the six months ended September 30, 2003. The increase in cost of license revenues related primarily to the amortization of technology acquired during the fiscal 2005.

Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance revenues for the six months ended September 30, 2004 were $736,000, or 15% of maintenance revenues, as compared to $735,000, or 15% of maintenance revenues, for the six months ended September 30, 2003. Cost of maintenance revenue as a percentage of maintenance revenue remained consistent in both periods.

OPERATING EXPENSES

Sales and marketing expenses include personnel costs, sales commissions and travel expenses of sales, presales support and marketing personnel, along with other promotional expenses. Sales and marketing expenses for the six months ended September 30, 2004 were $3.2 million, an increase of $229,000 from $3.0 million for the six months ended September 30, 2003. The increase was primarily due to greater personnel costs associated with growth in the sales force and increased marketing activities.

Research and development expenses primarily include personnel costs associated with NEON’s product development staff. Research and development expenses for the six months ended September 30, 2004 and 2003 were $2.3 million.  Research and development expenses increased during the period primarily due to the acquisition of InnerAccess, although these expenses were offset by reductions in personnel related costs.

General and administrative expenses include personnel and other costs associated with NEON’s executive, financial, legal and administrative functions. General and administrative expenses for the six months ended September 30, 2004 were $1.8 million, an increase of $122,000 from $1.7 million for the six months ended September 30, 2003. The increase was primarily related to the acquisition of InnerAccess and greater personnel costs, although the increase was offset by a reduction in previously accrued future lease obligations related to vacated facilities, as a result of the renegotiation of NEON’s corporate office lease.

Interest and other income for the six months ended September 30, 2004 was $114,000 as compared to $170,000 for the six months ended September 30, 2003. Interest and other income in the prior period included interest received on an income tax receivable collected during the quarter, which was offset by lower cash balances combined with a decline in short-term interest rates.

On June 20, 2003, NEON entered into an Asset Purchase Agreement with a third party software vendor to sell its iWave product line assets.  As a result of the transaction, NEON recorded a gain on the sale of $343,000, net of closing expenses during the six months ended September 30, 2003.  Total revenues attributed to the iWave product line for the six months ended September 30, 2003 were $194,000.  Operating losses associated with the iWave product line were classified as discontinued operations and represented $244,000 for the six months ended September 30, 2003.

During the three months ended June 30, 2004, NEON recognized a gain on sale of the notes receivable from Scalable Software (see Related Party Transactions).  The gain of $1.2 million resulted from net cash proceeds of $4.7 million, which was in excess of the recorded net book value of $3.5 million.

No provision for income taxes was recorded for the six months ended September 30, 2004 or 2003, as the current year taxable income is offset by net operating loss carry-forwards that NEON had previously reserved.  At March 31, 2004, NEON has a net operating loss carry-forward for income tax purposes of approximately $19.3 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely.  The net operating loss carry-forward for the United States begins expiring in the tax year 2020.  Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses, therefore, as of September 30, 2004, NEON has recorded a full valuation allowance for the deferred tax assets related to the future benefits, if any, for these loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

NEON’s cash and cash equivalents at September 30, 2004 were $22.3 million, an increase of $1.4 million from $20.9 million at March 31, 2004. This increase was due primarily to the sale of the notes receivable from Scalable Software (See Related Party Transactions) and collection of account receivables, offset by funds used in the purchase of InnerAccess.

Net cash used in operating activities was $452,000, versus $518,000 for the six months ended September 30, 2004 and 2003, respectively.  Net cash used in operating activities for the six months ended September 30, 2004 resulted primarily from a decrease in deferred revenue and settlement of accounts payable and accrued liabilities in excess of receivables collections.  The net cash used in operating activities during the six months ended September 30, 2003, resulted primarily from a reduction in deferred revenue.

During the six months ended September 30, 2004, net cash provided by investing activities was $1.9 million, primarily resulting from the proceeds from the sale of the notes receivable from Scalable Software in excess of cash used to acquire InnerAccess.  Net cash provided by investing activities during the six months ended September 30, 2003 was $429,000, primarily due to the sale of the iWave product line.

NEON’s net cash provided by financing activities was $3,000 and $54,000 for the six months ended September 30, 2004 and 2003, respectively. The net cash provided by financing activities for the six months ended September 30, 2004 represents proceeds from the exercise of employee stock options, less payments on a capital lease for equipment acquired from InnerAccess.  For the six months ended September 30, 2003, net cash flow from financing activities consisted of proceeds from exercise of stock options.

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

NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $22.3 million at September 30, 2004 and were invested in various types of investment grade short-term commercial paper and money securities.  NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2005.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, NEON carried out an evaluation, under the supervision and with the participation of NEON’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NEON’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NEON’s disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, and made known to the Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this Quarterly Report on Form 10-Q.  There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting..

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

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 14, 2004, NEON acquired 100% interest in InnerAccess Technologies, Inc. (InnerAccess), a company incorporated under the laws of the province of Quebec, Canada.  InnerAccess develops, markets and licenses web services technology and provides services related to the integration of mainframe data sources with modern distributed computing systems.  NEON paid the InnerAccess Shareholders a total of $2.4 million dollars in cash and issued 407,000 shares of NEON restricted common stock to the amalgamated entity, of which 406,000 have been transferred to the shareholders of InnerAccess in consideration for the acquisition.  All issuances and transfers of NEON common stock were exempt from SEC registration requirements under Regulation S.  These shares are included in the weighted average shares outstanding for the respective periods.

In addition, NEON has assumed certain special warrants of InnerAccess, which, on a converted basis, represent the right to acquire an additional 19,894 shares of NEON common stock at a cash exercise price equal to $9.50 per share.  In connection with the issuance of the shares of NEON common stock, NEON has also agreed to enter into a registration rights agreement with each former InnerAccess Shareholder in the form attached as Exhibit 4.1 to our Form 8-K filed with the SEC on July 29, 2004.  Such Registration Rights Agreement grants to each such former InnerAccess Shareholder a right to piggyback on any public offering of NEON shares of common stock during the one year period following the closing of the acquisition of InnerAccess by NEON.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES - Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 20, 2004, NEON convened its Annual Meeting of Stockholders for the fiscal year ended March 31, 2004.  As of the record date of July 21, 2004, there were approximately 8,917,227 million shares issued and outstanding.  At the Annual Meeting, which was held at NEON’s headquarters in Sugar Land, Texas on September 20, 2004, the following matters were submitted to the stockholders for a vote and were approved by the vote reflected below each such proposal (percentages reflect percentage of total outstanding common stock):

•                  Election of five directors to serve on the Board of Directors

At the annual meeting of stockholders held on September 20, 2004, the following five directors were elected as directors for terms expiring at the annual meeting to be held in 2005:  George Ellis, Richard Holcomb, Mark J. Cresswell, Dave F. Cary, and Loretta Cross.

The voting results were as follows:

(In thousands)

Nominee	Votes For	(%)	Votes Withheld	(%)

George Ellis	8,462,803	94.9%	23,037.03%
Richard Holcomb	8,457,503	94.8%	28,337.03%
Mark Cresswell	8,356,603	93.7%	129,237	1.5%
Dave F. Cary	8,462,803	94.9%	23,037.03%
Loretta Cross	8,459,603	94.8%	26,237.03%

•                  Ratification of KPMG LLP as independent auditors for the fiscal year ending March 31, 2005

The Audit Committee of the Board of Directors selected KPMG LLP as the Company’s independent public accountants for the fiscal year ending March 31, 2005. KPMG LLP has audited the Company’s financial statements since its initial public offering in fiscal 1999.

At the Annual Meeting of Stockholders on September 20, 2004, the stockholders ratified the Board’s selection of KPMG as NEON’s independent auditors, casting 8,482,028 million votes in favor of the ratification (95.1%) and 3,100 votes against ratification (.03%), with 712 abstentions (.01%).

Effective upon the adjournment of the Annual Meeting of Stockholders, the compensation arrangements for independent directors was changed to an annual fee of $20,000 for each director, a $10,000 annual fee for the lead independent director, a $5,000 annual fee for each Committee Chairman, a $1,000 Board Meeting Fee, and a $500 Committee Meeting fee.

ITEM 5.        OTHER INFORMATION –  None

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

(b)                         REPORTS ON FORM 8-K

Form 8-K filed with the Securities and Exchange Commission on July 29, 2004 regarding the acquisition of InnerAccess Technologies, Inc.

Form 8-K filed with the Securities and Exchange Commission on August 16, 2004 regarding the earnings conference call and press release.

Form 8-K/A filed with the Securities and Exchange Commission on September 27, 2004 regarding financial statements and pro forma financial statements related to NEON Systems Inc.’s acquisition of InnerAccess Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEON SYSTEMS, INC.

Date:	November 15, 2004	/s/ Brian D. Helman
Chief Financial Officer
(principal financial and accounting officer)

Date:	November 15, 2004	/s/ Mark J. Cresswell
President and Chief Executive Officer
(principal executive officer)