Form 10-K/A
period 2004-03-31
NEON SYSTEMS INC
filed 2004-11-16
CIK 1072978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the common stock held by non-affiliates of Registrant as of September 30, 2003 was $ 17,858,326 based on the last sale price of $3.91 for Registrant’s Common Stock on the Nasdaq National Market on  May 28, 2004.

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

This Amendment No. 1 on Form 10-K/A is being filed to amend NEON’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 29, 2004 (the “Original 10-K”).  The checked box on the cover page of the Original 10-K, reflecting that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K was not contained therein or in any proxy statement incorporated by reference in Part III of the Form 10-K or in any amendment to the Form 10-K, is amended to be an unchecked box as shown in the cover page to this Form 10-K/A.  In addition, Part III, Item 10 is hereby amended by adding the following disclosure of delinquent Section 16 filers for the fiscal year ended March 31, 2004 pursuant to the provisions of Item 405 of Regulation S-K.  This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Added Section:

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires NEON’s executive officers (as defined under Section 16), directors, and persons who beneficially own greater than 10% of a registered class of NEON’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Based solely on our review of these reports and written representations from NEON’s executive officers and directors, we believe that each of NEON’s executive officers, directors, and 10% securityholders filed all of the required reports during the fiscal year ended March 31, 2004, except as follows:

Beginning in September 2003, NEON began filing electronically the Section 16(a) reports of beneficial ownership and changes of beneficial ownership on Form 3, Form 4, and Form 5 on behalf of its officers and directors.  Due to an administrative error, NEON failed to report the automatic grant of Annual Options to the non-employee independent directors pursuant to the 2002 Director Option Plan on September 22, 2003 and again on September 20, 2004.

Pursuant to the terms of the 2002 Director Option Plan, each independent director who is re-elected at NEON’s annual meeting of stockholders is automatically granted an option to acquire 12,500 shares of NEON common stock (the “Annual Options”).  Such Annual Options vest quarterly over a two year term, expire in 10 years and carry an exercise price of the closing price of NEON’s common stock on the NASDAQ Stock Market on the date of such Annual Meeting.

Upon the automatic grant to the independent directors on September 20, 2003 and again on September 20, 2004, NEON failed to file the requisite Forms 4 for each of George Ellis, Richard Holcomb, Dave Cary and Loretta Cross.  Such grant of Annual Options for September 22, 2003 was subsequently reported by NEON on Forms 5 filed for such individuals on April 7, 2004.  Such Annual Options carry an exercise price of $4.23 and were properly reflected in NEON’s Proxy Statement filed with the Securities and Exchange Commission on July 28, 2004.   The Annual Options granted at NEON’s most recent Annual Meeting on September 20, 2004 were reported on a Form 4 for each of such independent directors on October 29, 2004.  Such Annual Options for the current fiscal year ending March 31, 2005 carry an exercise price of $3.64.   NEON has taken internal measures to ensure that future reports are filed on behalf of such independent directors in an accurate and timely manner.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

Exhibit Number	Description

31.1+	Certification of Mark Cresswell, principal executive officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Brian D. Helman, Chief Financial Officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Mark Cresswell, principal executive officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Mark Cresswell, principal executive officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEON SYSTEMS, INC.

		By:	/s/ MARK CRESSWELL
MARK CRESSWELL
PRESIDENT AND
CHIEF OPERATING OFFICER
Date:	November 16, 2004

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes and constitutes Brian D. Helman and Mark Cresswell, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ MARK CRESSWELL	President and Chief Operating Officer	November 16, 2004
Mark Cresswell	(Principal Executive Officer)

/s/ BRIAN D. HELMAN	Chief Financial Officer	November 16, 2004
Brian D. Helman	(Principal Financial and Accounting Officer)

/s/ RICHARD HOLCOMB	Director	November 16, 2004
Richard Holcomb

/s/ GEORGE ELLIS	Director	November 16, 2004
George Ellis

/s/ DAVID F. CARY	Director	November 16, 2004
David F. Cary

/s/ LORETTA CROSS	Director	November 16, 2004
Loretta Cross