Form 10-Q
period 2004-12-31
NEON SYSTEMS INC
filed 2005-02-14
CIK 1072978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

Yes  ☐No ☒

The number of shares of the registrant’s common stock outstanding as of January 31, 2005, was 9,371,539.

NEON SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2004

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at December 31, 2004 and March 31, 2004

Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2004 and 2003

Condensed Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	DECEMBER 31, 2004	MARCH 31, 2004
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,259	$20,899
Accounts receivable, net	3,709	6,150
Other current assets	980	1,232
Total current assets	17,948	28,281

Property and equipment, net	700	475
Note receivable, net (Note 7)	4,260	7,760
Acquired intangibles, net (Note 10)	8,856	—
Goodwill	8,785	—
Other assets	301	341
Total assets	$40,850	$36,857

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$384	$298
Accrued expenses and other	1,455	2,733
Deferred revenue	6,796	7,540
Total current liabilities	8,635	10,571

Deferred revenue – long term	3,676	931
Accrued expenses – long term (Note 6)	798	898
Total liabilities	13,109	12,400

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 9,371,058 and 8,914,547 shares issued and outstanding at December 31, 2004 and March 31, 2004, respectively	103	98
Additional paid-in capital	54,668	51,696
Treasury stock, 913,400 shares at cost	(2,649)	(2,649)
Accumulated other comprehensive loss	(398)	(421)
Accumulated deficit	(23,983)	(24,267)
Total stockholders’ equity	27,741	24,457
Commitments and contingencies (Note 5)

Total liabilities and stockholders’ equity	$40,850	$36,857

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2004	2003	2004	2003
Revenues:
License	$2,072	$1,157	$4,360	$3,855
Maintenance and services	2,630	2,489	7,668	7,519
Total revenues	4,702	3,646	12,028	11,374

Cost of revenues:
Cost of licenses	246	1	441	84
Cost of maintenance and services	445	342	1,182	1,077
Total cost of revenues	691	343	1,623	1,161

Gross profit	4,011	3,303	10,405	10,213

Operating expenses:
Sales and marketing	2,191	1,471	5,432	4,483
Research and development	1,279	1,097	3,557	3,391
General and administrative	738	1,113	2,541	2,794
Total operating expenses	4,208	3,681	11,530	10,668

Operating loss	(197)	(378)	(1,125)	(455)

Gain on sale of notes receivable (Note 7)	—	—	1,215	—
Interest and other income, net	80	60	194	231
Income (loss) from continuing operations before income taxes	(117)	(318)	284	(224)

Provision for income taxes	—	—	—	—
Income (loss) from continuing operations	(117)	(318)	284	(224)
Income from discontinued operations, net	—	10	—	108
Net income (loss)	$(117)	$(308)	$284	$(116)

Earnings (loss) per common share —Basic:
Income (loss) from continuing operations	$(0.01)	$(0.03)	$0.03	$(0.02)
Income from discontinued operations, net	—	—	—	0.01
Net income (loss)	$(0.01)	$(0.03)	$0.03	$(0.01)

Earnings (loss) per common share —Diluted:
Income (loss) from continuing operations	$(0.01)	$(0.03)	$0.03	$(0.02)
Income from discontinued operations, net	—	—	—	0.01
Net income (loss)	$(0.01)	$(0.03)	$0.03	$(0.01)

Weighted average shares outstanding:
Basic	9,350	8,876	9,179	8,839
Diluted	9,350	8,876	9,332	8,839

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED DECEMBER 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$284	$(116)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	287	238
Amortization of acquired intangibles	430	—
Gain on sale of notes receivable (Note 7)	(1,215)	—
Income from discontinued operations, net	—	(108)
Impairment of fixed assets	—	50
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	2,754	(37)
Tax receivable	—	1,311
Other assets	336	423
Accounts payable and accrued expenses	(2,111)	(1,490)
Deferred revenue	1,070	(686)

Net cash provided by (used in) operating activities	1,835	(415)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(307)	(57)
Purchase of technology	(264)	—
Acquisitions, net of cash acquired	(13,701)	—
Proceeds from sales of notes receivable, net	4,715	—
Proceeds from sale of business	—	538

Net cash provided by (used in) investing activities	(9,557)	481

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	56	94
Payments on capital lease	(11)	—

Net cash provided by financing activities	45	94

Net cash flows from discontinued operations	—	9

Net increase (decrease) in cash and cash equivalents	(7,677)	169
Effect of exchange rate changes on cash	37	253
Cash and cash equivalents at beginning of period	20,899	19,791

Cash and cash equivalents at end of period	$13,259	$20,213

Supplemental disclosure of cash flow information:

Cash (paid) received during the period for income taxes	$(40)	$1,420
Cash paid during the period for interest	$—	$—

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

Earnings per share:

(In thousands, except per share data)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2004	2003	2004	2003

Net income (loss) available for common shareholders	$(117)	$(308)	$284	$(116)

Weighted average outstanding shares of common stock	9,350	8,876	9,179	8,839
Dilutive effect of employee stock options	—	—	153	—
Common stock and common stock equivalents	9,350	8,876	9,332	8,839

Earnings (loss) per share:
Basic	$(0.01)	$(0.03)	$0.03	$(0.01)
Diluted	$(0.01)	$(0.03)	$0.03	$(0.01)

At December 31, 2004, there were options outstanding to purchase 3.1 million shares of common stock with a weighted-average exercise price of $5.74. For the three and nine months ended December 31, 2004, 3.1 million and 2.7 million options, respectively, were excluded from the computation of diluted earnings per share.  All outstanding options were excluded from the calculation for the three and nine months ended December 31, 2003, as they were anti-dilutive.

Employee Stock-Based Compensation

NEON applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting For Stock Issued To Employees, and related interpretations.  As such, compensation expense has been recorded on the date of grant only if the estimated value of the underlying stock exceeded the exercise price.  SFAS No. 123, Accounting For Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for stock option grants made in 1996 and future years as if the fair value-based method defined in SFAS No. 123 had been applied.  NEON has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.  The following table illustrates the effect on net income if the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2004	2003	2004	2003

Net income (loss) as reported	$(117)	$(308)	$284	$(116)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	438	263	1,232	905
Pro forma net loss	$(555)	$(571)	$(948)	$(1,021)

Basic earnings (loss) per share:
As reported	$(0.01)	$(0.03)	$0.03	$(0.01)
Pro forma	$(0.06)	$(0.06)	$(0.10)	$(0.12)

Diluted earnings (loss) per share:
As reported	$(0.01)	$(0.03)	$0.03	$(0.01)
Pro forma	$(0.06)	$(0.06)	$(0.10)	$(0.12)

NOTE 3—INCOME TAXES

NEON has recorded no income tax provision as the current year taxable income is offset by net operating loss carry-forwards that NEON had previously reserved.  At March 31, 2004, NEON had a net operating loss carry-forward for income tax purposes of approximately $20 million that is available to offset future taxable income. The net operating loss carry-forwards for the United Kingdom, Germany and Australia carry forward indefinitely.  The net operating loss carry-forward for the United States begins expiring in the tax year 2020.  There can be no assurance that the operations will generate sufficient taxable income in the future to utilize these losses.  As of December 31, 2004 and March 31, 2004, the valuation allowance fully offset the Company’s net deferred tax assets.

NOTE 4—SEGMENT REPORTING

NEON did not have any customers that accounted for 10% or more of consolidated revenue during the three or nine months ended December 31, 2004 or 2003.

The table below summarizes revenues by geographic region.

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2004	2003	2004	2003
Revenues:
North America	$3,540	$2,367	$8,954	$7,605
United Kingdom	1,081	1,162	2,806	3,377
Other	81	117	268	392
	$4,702	$3,646	$12,028	$11,374

Operating income (loss):
North America	$(865)	$(868)	$(2,492)	$(2,016)
United Kingdom	613	598	1,288	1,669
Other	55	(108)	79	(108)
	$(197)	$(378)	$(1,125)	$(455)

	DECEMBER 31, 2004	MARCH 31, 2004

Long-lived Assets:
North America	$18,558	$705
United Kingdom	84	111
Other	—	—
	$18,642	$816

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

NOTE 6—RESTRUCTURING CHARGES

During prior periods, NEON recorded various restructuring charges related to future losses from leases of vacated facilities associated with corporate reorganization.  If, in the future, these facilities are subleased for additional periods or leases are renegotiated, NEON will adjust the accrued liability.

The following table provides a roll-forward of the restructuring accrual account for the nine months ended December 31, 2004 (in thousands):

		Balance at March 31, 2004	Decrease to Expense	Net Amounts Paid	Other	Balance at December 31, 2004

2002 Restructuring Accrual	Facility closure	$54	$—	$(18)	$—	$36

2003 Restructuring Accrual	Facility closure	1,462	(425)	(344)	122	815

2004 Restructuring Accrual	Employee severance	35	—	(35)	—	—
	Facility closure	3	—	(3)	—	—

	Totals	$1,554	$(425)	$(400)	$122	$851

The $851,000 balance at December 31, 2004 consists of future cash payments for vacated facilities that will be paid through 2006. The current and long-term portions of this liability included in accrued expenses are $99,000 and $752,000, respectively.

During the nine months ended December 31, 2004, NEON renegotiated a lease and finalized a new sublease agreement associated with previously vacated properties.  These transactions resulted in a decrease in the accrued liability of $425,000, of which $229,000 related to the three months ended December 31, 2004.  These amounts are reported in general and administrative expenses in the accompanying unaudited consolidated statements of operations.

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

NEON currently holds a consolidated promissory note receivable from NESI in the aggregate principal amount of $3.6 million, bearing no interest to its due date of March 31, 2005. This consolidated promissory note is secured by all of the intellectual property of NESI (“NESI IP”). NEON also currently holds a $3.0 million convertible promissory note receivable from NESI bearing no interest to its due date of March 31, 2005, which is also secured by the NESI IP. The $3.0 million convertible note is convertible by NEON, in its discretion, into equity in NESI at an agreed pre-cash valuation of NESI equity of $30.0 million.   Such conversion right will expire on the due date of the $3.0 million convertible note. On the closing of the transaction in August 2002, NEON recorded the notes receivable from NESI at their estimated net present value, which was calculated at $4.3 million in aggregate value. NEON will adjust the carrying value of the note if the net realizable value is determined to be below the carrying value. NEON had an external valuation of the NESI IP performed as of March 31, 2004 and determined that no further impairment of the notes was required.  NEON also evaluates the NESI IP on a quarterly basis to determine the notes’

net realizable value. NEON is not aware of any changes that have occurred that would result in an adjustment to the carrying value.

Scalable Software, Inc.

On June 9, 2004, NEON entered into a Note Purchase Agreement with JMI Services, Inc., the largest shareholder of Scalable, to sell the $3.5 million guaranteed note and the $6.0 million secured note issued by Scalable to NEON for cash purchase price of $4.8 million.  A gain of $1.2 million resulted from the cash proceeds in excess of the recorded combined book value of the notes and direct selling expenses. JMI Services is an affiliate of John J. Moores, NEON’s largest shareholder.  The proposed sale of the Scalable notes was reviewed and approved by the Special Committee of the Board of Directors consisting of “independent” and disinterested directors, and finally approved by NEON’s Board of Directors, no member of which was an interested or related party of either JMI Services, Inc. or Scalable.  The Board requested and received a fairness opinion from Avail Consulting, Inc., a Houston, Texas based independent valuation and financial consultant, stating that the transaction was fair to the stockholders of NEON from a financial standpoint and recommending that the Board accept the purchase offer made by JMI Services, Inc.  Closing of the transaction occurred on June 17, 2004.

NOTE 8 – DISCONTINUED OPERATIONS

On June 20, 2003, NEON entered into an Asset Purchase Agreement with a third party software vendor to sell it iWave product line assets.  As a result of the transaction, NEON recorded a gain of $343,000 on the sale, net of closing expenses, during the nine months ended December 31, 2003. Total revenues for the nine months ended December 31, 2003 were $194,000.  Operating losses associated with the iWave product line were classified as discontinued operations.  Operating loss for the nine months ended December 31, 2003 was $244,000.

NOTE 9 – BUSINESS COMBINATIONS

InnerAccess Technologies, Inc.

On July 14, 2004, NEON acquired 100% interest in InnerAccess Technologies, Inc. (InnerAccess), a company incorporated under the laws of the province of Quebec, Canada.  InnerAccess developed, marketed and licensed web services technology and provided services related to the integration of mainframe data sources with modern distributed computing systems.  NEON paid the InnerAccess shareholders a total of $2.4 million in cash and issued 407,000 shares of NEON restricted common stock to the amalgamated entity, of which 407,000 have been transferred to the shareholders of InnerAccess in consideration for the acquisition.  All issuances and transfers of NEON common stock were exempt from SEC regulation registration requirements under Regulation S.  These shares are included in the weighted average shares outstanding for the respective periods. The results of operations of the acquired entity are included in the consolidated results of operations of NEON from the date of acquisition through the end of the period.

In addition, NEON assumed certain special warrants of InnerAccess, which, on a converted basis, represent the right to acquire an additional 19,894 shares of NEON common stock at a cash exercise price equal to $9.50 per share.  In connection with the issuance of the shares of NEON common stock, NEON also agreed to enter into a registration rights agreement with each former InnerAccess shareholder in the form attached as Exhibit 4.1 to our Form 8-K filed with the SEC on July 29, 2004.  Such registration rights agreement grants to each such former InnerAccess shareholder a piggyback registration right on any registration by NEON of NEON shares of common stock occurring during the one year period following the closing of the acquisition of InnerAccess by NEON.

Purchase Price:

NEON paid an estimated total purchase price of approximately $4.5 million for 100% of the outstanding common stock of InnerAccess. The assessed fair value of the NEON restricted common stock issued, $1.5 million, was based on the average market price of NEON common stock for the period beginning two trading days before and ending two trading days after July 14, 2004, the announcement date of the acquisition. The estimated value of the total purchase price for the acquisition is as follows (in thousands):

Cash	$2,400
Fair value of NEON common stock to be issued	1,466
Estimated direct acquisition costs	611
Total estimated purchase price	$4,477

The ultimate value of the purchase price is dependent on the actual direct acquisition costs.

Condensed Balance Sheet:

Under the purchase method of accounting, the total estimated purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the date of acquisition. The valuation of the identifiable intangible assets acquired reflects management’s estimates based on, among other factors, a valuation of the intangible assets prepared by an independent third party.  Based on the estimated purchase price and the preliminary valuations, the preliminary estimated purchase price allocation, subject to completion of final analysis, is as follows (in thousands):

Cash	$259
Tangible assets	567
Amortizable intangible assets:
Core technology	2,600
Maintenance contracts/customer relationships	660
Goodwill	1,308
Total assets acquired	5,394
Liabilities assumed	917
Net assets acquired	$4,477

Approximately $3.3 million has been allocated to amortizable intangible assets consisting of existing technology, maintenance contracts and customer relationships. An estimated $1.3 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and amortizable intangible assets acquired.

ClientSoft, Inc.

On December 13, 2004, NEON acquired substantially all of the assets, and assumed certain liabilities, of ClientSoft, Inc. (“ClientSoft”) for a cash purchase price of $10.5 million and the issuance to ClientSoft of a warrant to acquire up to 1,125,000 shares of NEON common stock (the “Warrant”).  ClientSoft developed, marketed and licensed web services technology and provided services related to the integration of mainframe data sources with modern distributed computing systems. The assets acquired by NEON included intellectual property, contracts and equipment and other tangible personal property. The liabilities assumed by NEON related to future customer support.

The transaction contemplated was evidenced by an Asset Purchase Agreement among NEON, ClientSoft, a Delaware corporation and U.S. Bank, National Association, as escrow agent (the “Asset Purchase Agreement”). Approximately $2.3 million of the cash and the Warrant were placed in escrow at closing. The Warrant is exercisable in whole or in part at any time prior to or on June 13, 2008. The exercise price per share of the Warrant is $4.80, which is the closing price per share of NEON common stock on the NASDAQ Stock Market on December 13, 2004, multiplied by 1.33.  In connection with the asset purchase, NEON added approximately 25 former ClientSoft employees.  NEON now has approximately 100 employees worldwide. In connection with the issuance of the Warrant, NEON entered into a registration rights agreement with ClientSoft. The registration rights agreement obligates NEON to file, as soon as practicable following the Company’s filing of its annual report on Form 10-K for the fiscal year ended March 31, 2005, a shelf registration on Form S-3 to register the shares of Common Stock underlying the Warrant for resale by the holder(s) of the Warrant.  The results of the acquired operations are included in the consolidated results of operations from the period from the date of acquisition through December 31, 2004.

Purchase Price:

NEON paid an estimated preliminary total purchase price of approximately $12.6 million for the net assets acquired from ClientSoft. The preliminary estimated value of the NEON warrant issued of $1.5 million was determined by an independent third party using the Black-Scholes option pricing model.  The estimated preliminary total purchase price for the acquisition is as follows (in thousands):

Cash	$10,500
Fair value of NEON warrant issued	1,455
Estimated direct acquisition costs	601

Total estimated purchase price	$12,556

The final purchase price is dependent on the actual final direct acquisition costs and valuation of the warrant.

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

Tangible assets	113
Amortizable intangible assets:
Core technology	4,500
Maintenance contracts/customer relationships	1,100
Goodwill	7,477
Total assets acquired	13,190
Liabilities assumed	634
Net assets acquired	$12,556

Approximately $5.6 million has been allocated to amortizable intangible assets consisting of existing technology, maintenance contracts and customer relationships. A preliminary estimate of $7.5 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and amortizable intangible assets acquired.

Pro Forma Information:

The following pro forma information presents the consolidated operating results of NEON as if the acquisitions of InnerAccess and ClientSoft had occurred at the beginning of the fiscal period presented:

	Three Months Ended,		Nine Months Ended,
Results of Operations:	12/31/04	12/31/03	12/31/04	12/31/03

Total revenues	$5,394	$5,118	$15,607	$16,508

Net loss	(677)	(1,000)	(1,253)	(1,889)

Earning per share:
Basic	$(0.07)	$(0.11)	$(0.13)	$(0.20)
Diluted	$(0.07)	$(0.11)	$(0.13)	$(0.20)

Weighted-average shares outstanding:
Basic	9,350	9,283	9,333	9,246
Diluted	9,350	9,283	9,333	9,246

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill:

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), purchase price in excess of the fair values of acquired tangible and amortizable intangible net assets has been classified as goodwill.  The value of recorded goodwill is subject to finalization of the preliminary purchase price and allocations.  The acquired goodwill, although not subject to regular amortization, will be assessed for impairment on an annual basis, or sooner if factors indicate such is necessary.  Estimated goodwill acquired in the InnerAccess and ClientSoft transactions was $1.3 million and $7.5 million, respectively.  NEON reports one operating segment, and that operating segment has been identified as the reporting unit for the purpose of assessing future impairment of the acquired goodwill.  No impairments of the InnerAccess or ClientSoft goodwill have occurred to date.

Intangible Assets:

The components of identifiable intangible assets acquired in the InnerAccess and ClientSoft transactions are as follows (in thousands):

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
InnerAccess:
Core technology	$2,600	$242	$2,358
Maintenance contracts/customer relationships	660	61	599
Total	$3,260	$303	$2,957
ClientSoft:
Core technology	$4,500	$38	$4,462
Maintenance contracts/customer relationships	1,100	9	1,091
Total	$5,600	$47	$5,553

Total intangibles	$8,860	$350	$8,510

These identifiable intangible assets are amortized using the straight-line method over an estimated five-year life. No significant residual value is estimated for the intangible assets.

In addition to those intangible assets acquired by business combination, NEON acquired certain software code at a cost of $426,000 in April 2004.  The asset, net of accumulated amortization, is classified as acquired intangibles in the accompanying unaudited consolidated balance sheet, and has been assigned a useful life of four years.  Amortization expense, calculated on a straight-line basis, is presented as cost of license in the accompanying unaudited consolidated statements of operations and represented $27,000 and $80,000 for the three and nine months ended December 31, 2004, respectively.

Amortization expense for the three and nine months ended December 31, 2004 was $236,000 and $430,000, respectively, and is presented as cost of licenses in the accompanying unaudited consolidated statements of operations.

NOTE 11 – SIGNIFICANT REVENUE DEFERRAL

In March 2004, NEON entered into a four-year enterprise license and maintenance agreement with one of its largest customers.  The contract provides service through March 31, 2008 and has an aggregate value of $2,900,000.  All software products licensed by the customer were delivered by October 1, 2004.  Since vendor specific objective evidence could not be determined for the maintenance portion of the contract, NEON will amortize the contract value on a straight-line basis over the remaining term of the agreement, beginning on October 1, 2004, in accordance with NEON’s revenue recognition policy.  See Critical Accounting Policies – Revenue Recognition Policies.

NOTE 12 – IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123, as revised, Share-based Payment (FAS 123(R)).  The provisions of the new standard are effective for all interim or annual periods beginning after June 15, 2005.  FAS 123(R) requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on grant date fair values of the awards, adjusted to reflect actual forfeitures and the outcome of certain other conditions. The fair value is generally not re-measured, except in limited circumstances, or if the award is subsequently modified.  The statement will require NEON to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided.  This will change current practice as, upon adoption, NEON must cease using the “intrinsic value” method of accounting, currently permitted by APB 25, that resulted in no expense for most of the Company’s stock option awards.

NEON will adopt the provisions of the statement as of the beginning of its fiscal quarter ending September 30, 2005 and for future periods.  The standard will require NEON to recognize compensation expense in future periods as stock options granted prior to adoption of the standard continue to vest over time.  Adoption of the standard will likely have a material impact on the results of operations.  However, the impact of adoption will depend on levels of share-based payments granted in the future.  Additionally, NEON is still evaluating the most appropriate method of valuing its share-based employee payments.  The Company currently uses the Black-Scholes option pricing model to value its awards, as disclosed in accordance with FAS 123 in the notes to the consolidated financial statements.  Selection of a different valuation model could result in a different fair value measure than that determined by the previously used pricing model.

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

In July 2004, NEON closed its acquisition of InnerAccess Technologies, Inc., a Quebec corporation which develops mainframe integration software products with particular specialization in web services for mainframe integration and integration of IDMS databases.

In December 2004, NEON acquired substantially all of the assets and the business of ClientSoft, Inc. (“ClientSoft”) and assumed certain of the liabilities of ClientSoft.  ClientSoft developed mainframe integration software products with particular specialization in web services for mainframe integration with a further specialization for integrating mainframe data and transaction systems with Microsoft .NET Server.

Business Environment

NEON derives revenue from software licenses and maintenance services. License fees, which are graduated and based upon various industry standard measures of product usage such as mainframe potential processing capacity, CPUs, and users, are generally due upon license grant and require a one-year maintenance period. The sales process typically takes between six and nine months. After the initial year of required maintenance, NEON provides optional ongoing maintenance services, which include technical support and product enhancements, for an annual fee. Any factors adversely affecting the pricing of, demand for, or market acceptance of, our products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition.

In mid-2000, we believe that the mainframe software market began to weaken as the global economies entered a recessionary period.  Prior to 2000, many of NEON’s customers were experiencing consistent growth of their mainframe systems and, as a result, they purchased additional software capacity in anticipation of continued growth at rates consistent with history. Additionally, during this time frame, the competitive landscape for NEON’s product also began to intensify.

During fiscal 2003, NEON began restructuring the company to concentrate on its core mainframe integration business, which has historically accounted for the majority of its revenues.  NEON divested its non-core products and reduced the size of its sales, marketing and administrative organizations. During this period NEON also began to develop new mainframe integration products, as well as identify other adjacent market products, technologies and companies, which were complementary to NEON’s existing product portfolio.

During fiscal 2004, NEON saw an opportunity for market consolidation and set out on a strategy to acquire products and companies in order to expand its product offerings. NEON sought to create a unified platform for mainframe integration, which could meet all of the requirements of modern Service-Oriented Architectures and Event Driven Architectures.  In furtherance of this goal, NEON acquired InnerAccess Technologies, Inc., (“InnerAccess”) in July 2004, adding a nascent web services product to its product portfolio.  NEON released its Shadow z/Services product in September 2004, which is based on InnerAccess’ technology.  In December 2004, NEON continued its market consolidation by acquiring substantially all of the assets of ClientSoft, Inc. (“ClientSoft”), a developer of mainframe integration and web services. ClientSoft was considered a technology leader by certain industry analysts in the mainframe web services market.  NEON would consider additional product and company acquisitions to further support its strategy.

Notwithstanding the improvements made in NEON’s product offering and positioning with industry analysts, many of NEON’s customers remain cautious about their capital spending. Although general economic conditions have improved, NEON is still uncertain as to future spending patterns of its customers. NEON believes that period-to-period comparisons of our revenue and operating results should not be relied upon as indications of our future performance. Further, NEON does not believe that its historical growth rates in prior years are necessarily representative of its future growth potential.

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

Scalable Software, Inc.

On June 9, 2004, NEON entered into a Note Purchase Agreement with JMI Services, Inc., the largest shareholder of Scalable, to sell the $3.5 million guaranteed note and the $6.0 million secured note issued by Scalable to NEON for cash purchase price of $4.8 million.  A gain of $1.2 million resulted from the cash proceeds in excess of the recorded combined book value of the notes and direct selling expenses. JMI Services is an affiliate of John J. Moores, NEON’s largest shareholder.  The proposed sale of the Scalable notes was reviewed and approved by the Special Committee of the Board of Directors, consisting of “independent” and disinterested directors, and finally by the full Board of Directors, no member of which was an interested or related party of either JMI Services, Inc. or Scalable.  The Board requested and received a fairness opinion from Avail Consulting, Inc., a Houston, Texas based independent valuation and financial consultant, stating that the transaction was fair to the stockholders of NEON from a financial standpoint and recommending that the Board accept the purchase offer made by JMI Services, Inc.  Closing of the transaction occurred on June 17, 2004.

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

Goodwill and Acquired Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), the cost of an acquired entity is allocated to assets acquired and liabilities assumed with any excess of the fair values of tangible and amortizable intangible net assets acquired recognized as goodwill. Value is assigned to amortizable intangible assets based on estimated fair values, if those assets arise from contractual or legal obligations or are otherwise separable from goodwill.  In accordance with Statement of Financial Accounting Standards No.142,  Goodwill and Other Intangible Assets (FAS 142), each acquired goodwill and identifiable intangible asset must be assigned to a reporting unit of NEON for the purpose of assessing the possibility of impairment.  Assessments are performed on an annual basis or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  The impairment of goodwill requires that judgments and estimates be made by management, including those regarding the value of the reporting unit.  Impairment testing is performed using a two-step process.  The first step requires assessing whether a potential impairment has occurred by comparing the fair value of the assigned reporting unit with its carrying amount, including goodwill.  The second step requires measuring any potential impairment identified by allocating the assessed fair value to the assets and liabilities of the reporting unit, excluding goodwill.  Any excess fair value is compared to the recorded value of goodwill to measure the impairment.

The determination of the value of amortizable intangible assets acquired involves certain judgments and estimates that are subject to change over time based on internal and external factors.  These judgments can include, but are not limited to the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital of similar investments.  The value of an amortizable intangible asset is amortized to expense in the statement of operations on a straight-line basis over the estimated useful life.  The estimated useful life is determined by management considering, among other things, expected use, any applicable legal provisions, expected technological development, expected demand and other company-specific, economic or other external factors.

Deferred Income Taxes

NEON records deferred income tax assets and liabilities on its balance sheet related to events that impact its financial statements and tax returns in different periods. In order to compute these deferred tax balances, NEON first analyzes the differences between the book basis and tax basis of its assets and liabilities (referred to as “temporary differences”). These temporary differences are then multiplied by current tax rates to arrive at the balances for the deferred income tax assets and liabilities. If deferred tax assets exceed deferred tax liabilities, NEON must estimate whether those net deferred asset amounts will be realized in the future. A valuation allowance is then provided for the deferred asset amounts that are more likely than not to be realized.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2004	2003	2004	2003
Revenues:
License	44.1%	31.7%	36.2%	33.9%
Maintenance and services	55.9	68.3	63.8	66.1
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of licenses	5.2	—	3.7	0.7
Cost of maintenance and services	9.5	9.4	9.8	9.5
Total cost of revenues	14.7	9.4	13.5	10.2

Gross profit	85.3	90.6	86.5	89.8

Operating expenses:
Sales and marketing	46.6	40.3	45.1	39.4
Research and development	27.2	30.1	29.6	29.8
General and administrative	15.7	30.5	21.1	24.6
Total operating expenses	89.5	100.9	95.8	93.8

Operating loss	(4.2)	(10.4)	(9.3)	(4.0)
Gain on sale of notes receivable (Note 7)	—	—	10.1	—
Interest and other income, net	1.7	1.6	1.6	2.0

Income (loss) from continuing operations before income taxes	(2.5)	(8.8)	2.4	(2.0)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(2.5)	(8.8)	2.4	(2.0)
Income from discontinued operations, net	—	0.3	—	0.9
Net income (loss)	(2.5)%	(8.5)%	2.4%	(1.1)%

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

REVENUES

License revenues for the three months ended December 31, 2004 were $2.1 million, an increase of $915,000 from $1.2 million for the three months ended December 31, 2003. The increase was due to improved sales productivity in North America and the introduction of new products along with the acquisitions of InnerAccess and ClientSoft, which combined, accounted for 18% of license revenue.

Maintenance and service revenues for the three months ended December 31, 2004 were $2.6 million, an increase of $141,000 from $2.5 million for the three months ended December 31, 2003.  The increase was attributable to the acquisitions of InnerAccess and ClientSoft as well as greater services revenues. These increases were offset by a reduction in maintenance revenue from NEON’s historical installed customer base primarily associated with maintenance cancellations.

COST OF REVENUES

Cost of license revenues for the three months ended December 31, 2004 were $246,000, or 12% of license revenues, and primarily represented amortization of acquired product technology associated with the InnerAccess and ClientSoft acquisitions during fiscal 2005.

Cost of maintenance and service revenues includes personnel and other customer support costs. Cost of maintenance and service revenues for the three months ended December 31, 2004 was $445,000 or 17% of maintenance and service revenues, as compared to $342,000, or 14% of maintenance and service revenues, for the three months ended December 31, 2003. Cost of maintenance and service revenue as a percentage of maintenance and service revenue increased primarily as a result of the InnerAccess and ClientSoft acquisitions.

OPERATING EXPENSES

Sales and marketing expenses include personnel costs, sales commissions, travel and promotional expenses. Sales and marketing expenses for the three months ended December 31, 2004 were $2.2 million, or 47% of total revenue, compared to $1.5 million, or 40% of total revenue, for the three months ended December 31, 2003. The increase in sales and marketing as a percentage of total revenue was primarily associated with growth in the direct sales force as well as increased marketing and promotional activities.

Research and development expenses primarily include personnel costs associated with NEON’s product development activities. Research and development expenses for the three months ended December 31, 2004 were $1.3 million, an increase of $182,000 from $1.1 million for the three months ended December 31, 2003.  The increase in research and development is primarily due to the acquisitions of InnerAccess and ClientSoft.

General and administrative expenses include personnel and other costs associated with NEON’s executive, financial, legal and administrative functions. General and administrative expenses for the three months ended December 31, 2004 were $738,000, versus $1.1 million for the three months ended December 31, 2003. The decrease of $375,000 in general and administrative expenses during the period was primarily due to a $229,000 reduction in previously accrued future lease obligations related to abandoned facilities, as a result of the renegotiation of NEON’s United Kingdom office lease. Additionally, during the three months ended December 31, 2003, general and administrative expenses included $179,000 in restructuring charges related to the elimination of direct sales operations in two foreign locations.

Interest and other income for the three months ended December 31, 2004 was $80,000, as compared to $60,000 for the three months ended December 31, 2003. The increase was primarily due to higher interest rates on invested cash and cash equivalents.

As of March 31, 2004, NEON had a net operating loss carry-forward for income tax purposes of approximately $20 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely.  The net operating loss carry-forward for the United States begins expiring in the tax year 2020.  There can be no assurance that the operations will generate taxable income in the future to utilize these losses.  Therefore, as of September 30, 2004 and March 31, 2004, NEON has recorded a full valuation allowance for the net deferred tax assets related to the future benefits, if any, for these loss carryforwards.

NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2003

REVENUES

License revenues for the nine months ended December 31, 2004 were $4.4 million, an increase of $505,000 from $3.9 million for the nine months ended December 31, 2003. The increase was primarily due to the acquisitions of InnerAccess and ClientSoft. Furthermore, greater license revenue in North America was offset by a reduction in the United Kingdom.

In March 2003, NEON entered into a four-year enterprise license and maintenance agreement with one of its largest customers. The contract provides service through March 31, 2008 and had an aggregate value of $2,900,000. All software products licensed by the customer were delivered by October 1, 2004.  Since vendor-specific objective evidence could not be determined for the maintenance portion of the contract, NEON began amortizing the contract value on a straight-line basis over the remaining term of the agreement, beginning on October 1, 2004, in accordance with NEON’s revenue recognition policy.  See Critical Accounting Policies – Revenue Recognition Policies.  In the nine-month period ended December 31, 2004, NEON recognized license revenue of $207,000 from such transaction.

Maintenance and service revenues for the nine months ended December 31, 2004 were $7.7 million, an increase of $149,000 from $7.5 million for the nine months ended December 31, 2003.  The increase was attributable to the acquisitions of InnerAccess and ClientSoft as well as greater services revenues. These increases were partially offset by a reduction in maintenance revenue from NEON’s historical installed customer base primarily associated with maintenance cancellations.

COST OF REVENUES

Cost of license revenues primarily consists of amortization of purchased technology and royalty payments to third parties. Cost of license revenues for the nine months ended December 31, 2004 were $441,000, or 10% of license revenues, as compared to $84,000, or 2% of license revenues, for the nine months ended December 31, 2003. The increase in cost of license revenues was due to amortization of acquired technology primarily associated with the InnerAccess and ClientSoft acquisitions during fiscal 2005.

Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance revenues for the nine months ended December 31, 2004 were $1.2 million, or 15% of maintenance revenues, as compared to $1.1 million, or 14% of maintenance revenues, for the nine months ended December 31, 2003. Cost of maintenance revenue as a percentage of maintenance revenue remained fairly consistent in both periods.

OPERATING EXPENSES

Sales and marketing expenses include personnel costs, sales commissions, travel and promotional expenses. Sales and marketing expenses for the nine months ended December 31, 2004 were $5.4 million, or 45% of total revenue, compared to $4.5 million, or 39% of total revenue, for the nine months ended December 31, 2003. The increase in sales and marketing as a percentage of total revenue was primarily associated with growth in the direct sales force as well as increased marketing and promotional activities.

Research and development expenses primarily include personnel costs associated with NEON’s product development activities. Research and development expenses for the nine months ended December 31, 2004 were $3.6 million, compared to $3.4 for the nine months ended December 31, 2003.  Research and development expenses increased during the period primarily due to the acquisitions of InnerAccess and ClientSoft, although these expenses were offset by reductions in other personnel costs.

General and administrative expenses include personnel and other costs associated with NEON’s executive, financial, legal and administrative functions. General and administrative expenses for the nine months ended December 31, 2004 were $2.5 million, a reduction of $253,000 from $2.8 million for the nine months ended December 31, 2003. The decrease was primarily related to a reduction of $425,000 in previously accrued future lease obligations for vacated facilities as a result of the renegotiation of two of NEON’s corporate office leases. This reduction was partially offset by the greater personnel costs associated with the acquisitions of InnerAccess and ClientSoft.

During the nine months ended December 31, 2004, NEON recognized a gain on sale of the notes receivable from Scalable Software (see Related Party Transactions).  The gain of $1.2 million resulted from cash proceeds, net of direct costs, of $4.7 million, which was in excess of the recorded net book value of $3.5 million.

Interest and other income for the nine months ended December 31, 2004 was $194,000 as compared to $231,000 for the nine months ended December 31, 2003. Interest and other income in the prior period included interest received on an income tax receivable collected during that quarter.

On June 20, 2003, NEON closed the sales of its iWave product line assets to an unrelated third party.  As a result of the transaction, NEON recorded a gain on the sale of $352,000, net of closing expenses during the nine months ended December 31, 2003. Total revenues attributed to the iWave product line for the nine months ended December 31, 2003 were $194,000.  Operating losses associated with the iWave product line were classified as discontinued operations and represented $244,000 for the nine months ended December 31, 2003.

No provision for income taxes was recorded for the nine months ended December 31, 2004 or 2003, as the current year taxable income is offset by net operating loss carry-forwards that NEON had previously reserved.  At March 31, 2004, NEON has a net operating loss carry-forward for income tax purposes of approximately $20 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom, Germany and Australia carry forward indefinitely.  The net operating loss carry-forward for the United States begins expiring in the tax year 2020.  Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses therefore, as of December 31, 2004, NEON has recorded a full valuation allowance for the net deferred tax assets related to the future benefits, if any, for these loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

NEON’s cash and cash equivalents at December 31, 2004 were $13.3 million, a decrease of $7.6 million from $20.9 million at March 31, 2004. This decrease was due primarily to the use of funds for the acquisitions of InnerAccess and ClientSoft, partially offset by the sale of notes receivable from Scalable Software (See Related Party Transactions) and the generation of $1.8 million in operating cash flow during the period.

Net cash provided by operating activities was $1.8 million for the nine months ended December 31, 2004, versus $415,000 used in operations during the nine months ended December 31, 2003.  Net cash provided by operating activities for the nine months ended December 31, 2004 resulted primarily from an increase in deferred revenue as well as collections of accounts receivable in excess of payments on liabilities.  The net cash used in operating activities during the nine months ended December 31, 2003, resulted primarily from an operating loss for the period.

During the nine months ended December 31, 2004, net cash used in investing activities was $9.6 million. Cash paid for the InnerAccess and ClientSoft acquisitions was $13.7 million, which was offset by the receipt of $4.7 million from the sale of notes receivable from Scalable Software.  Net cash provided by investing activities during the nine months ended December 31, 2003 was $481,000, primarily due to the sale of the iWave product line.

NEON’s net cash provided by financing activities was $45,000 and $94,000 for the nine months ended December 31, 2004 and 2003, respectively. The net cash provided by financing activities in both periods consisted of proceeds from the exercise of employee stock options.

NEON’s future liquidity and capital requirements will depend upon numerous factors, including the costs associated with potential future business and product acquisitions, the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, market developments, the costs involved in maintaining and enforcing intellectual property rights, the level and timing of license revenue, and other factors. NEON believes that its current balance of cash and cash equivalents will be sufficient to meet its working capital, funding commitments and anticipated capital expenditure requirements for at least the next 12 months. NEON holds two notes from NEON Enterprise Software, Inc. in the aggregate amount of $6.6 million, currently recorded at a net value of $4.3 million, that will mature on March 31, 2004.  There is no assurance of collection of such notes when they mature and any collection efforts may result in costs of collection as costs to assert NEON’s security interest.  NEON may require additional funds to support its working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all, or if available, that such financing will be obtainable on terms acceptable to NEON, or that any additional financing will not be dilutive.

New Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123, as revised, Share-based Payment (FAS 123(R)).  The provisions of the new standard are effective for all interim or annual periods beginning after June 15, 2005.  FAS 123(R) requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on grant date fair values of the awards, adjusted to reflect actual forfeitures and the outcome of certain other conditions. The fair value is generally not re-measured, except in limited circumstances, or if the award is subsequently modified.  The statement will require NEON to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided.  This will change current practice as, upon adoption, NEON must cease using the “intrinsic value” method of accounting, currently permitted by APB 25, that resulted in no expense for most of the Company’s stock option awards.

NEON will adopt the provisions of the statement as of the beginning of its fiscal quarter ending September 30, 2005 and for future periods.  The standard will require NEON to recognize compensation expense in future periods as stock options granted prior to adoption of the standard continue to vest over time.  Adoption of the standard will likely have a material impact on the results of operations.  However, the impact of adoption will depend on levels of share-based payments granted in the future.  Additionally, NEON is still evaluating the most appropriate method of valuing its share-based employee payments.  The Company currently uses the Black-Scholes option pricing model to value its awards, as disclosed in accordance with FAS 123 in the notes to the consolidated financial statements.  Selection of a different valuation model could result in a different fair value measure than that determined by the previously used pricing model.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NEON is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments.

The majority of NEON’s foreign currency transactions are denominated in the British pounds sterling, which is the functional currency of NEON Systems (UK) Ltd. As these sales contracts are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized to foreign currency translation adjustments. NEON does not currently hedge against foreign currency translation risks and believes that foreign currency exchange risk is not significant to its operations.  As a result of NEON’s acquisition of InnerAccess Technologies, Inc. in July 2004, additional risks associated with currency fluctuation between the Canadian dollar and the US dollar may occur. Such exposure is primarily limited to operating cash balances held in Canadian dollars for the ongoing operating expenses of Canadian operations.  Sales transactions related to the technology acquired from InnerAccess are generally denominated in US dollars.

NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $13.3 million at December 31, 2004 and were invested in various types of investment grade short-term commercial paper and money securities.  NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2005.

ITEM 4.          CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, NEON carried out an evaluation, under the supervision and with the participation of NEON’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NEON’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NEON’s disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, and made known to the Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this Quarterly Report on Form 10-Q.  There has been no change in our internal control over financial reporting during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 14, 2004, NEON acquired 100% interest in InnerAccess Technologies, Inc. (InnerAccess), a company incorporated under the laws of the province of Quebec, Canada.  InnerAccess developed, marketed and licensed web services technology and provides services related to the integration of mainframe data sources with modern distributed computing systems.  NEON paid the InnerAccess Shareholders a total of $2.4 million dollars in cash and issued 407,000 shares of NEON restricted common stock to the amalgamated entity, transferring them to the shareholders of InnerAccess in consideration for the acquisition.  All issuances and transfers of NEON common stock were exempt from SEC registration requirements under Regulation S.  These shares are included in the weighted average shares outstanding for the respective periods.

In addition, NEON has assumed certain special warrants of InnerAccess, which, on a converted basis, represent the right to acquire an additional 19,894 shares of NEON common stock at a cash exercise price equal to $9.50 per share.  In connection with the issuance of the shares of NEON common stock, NEON has also agreed to enter into a registration rights agreement with each former InnerAccess Shareholder in the form attached as Exhibit 4.1 to our Form 8-K filed with the SEC on July 29, 2004.  Such Registration Rights Agreement grants to each such former InnerAccess Shareholder a right to piggyback on any public offering of NEON shares of common stock during the one year period following the closing of the acquisition of InnerAccess by NEON.  The warrants and the common stock underlying the warrants were issued pursuant to a private placement exemption under Regulation D.

On December 13, 2004, NEON acquired substantially all of the assets and the business of ClientSoft, Inc. (“ClientSoft”) and assumed certain of the liabilities of ClientSoft for a cash purchase price of $10.5 million and the issuance to ClientSoft of a warrant to acquire up to 1,125,000 shares of NEON common stock (the “Warrant”).  ClientSoft developed, marketed and licensed web services technology and provided services related to the integration of mainframe data sources with modern distributed computing systems. The assets acquired by NEON included intellectual property, contracts and equipment and other tangible personal property. The liabilities assumed by NEON related to future customer support.

The transaction contemplated was evidenced by an Asset Purchase Agreement among NEON, ClientSoft, a Delaware corporation and U.S. Bank, National Association, as escrow agent (the “Asset Purchase Agreement”). Approximately $2.3 million of the cash and the Warrant were placed in escrow at closing. The Warrant is exercisable in whole or in part at any time prior to or on June 13, 2008. The exercise price per share of the Warrant is $4.80, which is the closing price per share of NEON common stock on the NASDAQ Stock Market on December 13, 2004, multiplied by 1.33.  In connection with the issuance of the Warrant, NEON entered into a registration rights agreement with ClientSoft. The registration rights agreement obligates NEON to file, as soon as practicable following the Company’s filing of its annual report on Form 10-K for the fiscal year ended March 31, 2005, a shelf registration on Form S-3 to register the shares of Common Stock underlying the Warrant for resale by the holder(s) of the Warrant.  The results of the acquired operations are included in the consolidated results of operations from the period from the date of acquisition through December 31, 2004.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES - Not applicable.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  – None

ITEM 5.                             OTHER INFORMATION – On November 3, 2004.  The Compensation Committee of NEON’s Board of Directors approved a merit raise for Chris Garner, NEON’s Senior Vice President of Research & Development, from an annual salary of $160,000 to an annual salary of $180,000, in recognition of his efforts in the integration of the InnerAccess development team and the additional management responsibilities associated with managing a distributed development team.  In connection with such merit raise, the NEON Compensation Committee also granted to Mr. Garner an incentive stock option under NEON’s 2002 Stock Plan to purchase 15,949 shares of NEON common stock at an exercise price of $3.21, the closing price of the NEON common stock on November 3, 2004.  No formal amendment of Mr. Garner’s Employment Agreement was executed.

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

(b)         REPORTS ON FORM 8-K

Form 8-K filed with the Securities and Exchange Commission on December 16, 2004 regarding the acquisition of ClientSoft, Inc.

Form 8-K filed with the Securities and Exchange Commission on November 15, 2004 regarding the earnings press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEON SYSTEMS, INC.

Date:	February 14, 2005	/s/ Brian D. Helman
Chief Financial Officer (principal financial and accounting officer)

Date:	February 14, 2005	/s/ Mark J. Cresswell
President and Chief Executive Officer (principal executive officer)