Form 10-K
period 2005-03-31
NEON SYSTEMS INC
filed 2005-06-29
CIK 1072978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005

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

The aggregate market value of the common stock held by non-affiliates of Registrant as of June 15, 2005 was $17,596,979, based on the last sale price of $3.30 for Registrant’s Common Stock on the Nasdaq National Market on September 30, 2004.

As of June 15, 2005, 9,534,986 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in September 2005 to be filed with the Securities and Exchange Commission not later than 120 days after the end of Registrant’s fiscal year ended March 31, 2005 are incorporated by reference into Part III of this Form 10-K.

NEON SYSTEMS, INC.

FORM 10-K

FOR FISCAL YEAR ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I

1.	Business

2.	Properties

3.	Legal Proceedings

4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

6.	Selected Consolidated Financial Data

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

7A.	Quantitative and Qualitative Disclosures about Market Risk

8.	Consolidated Financial Statements and Supplementary Data

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

9A.	Controls and Procedures

9B.	Other Information

PART III

10.	Directors and Executive Officers of Registrant

11.	Executive Compensation

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

13.	Certain Relationships and Related Transactions

14.	Principal Accountant Fees and Services

PART IV

15.	Exhibits and Financial Statement Schedules

PART I

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, intentions, strategies, and expected operating results and financial condition.  Forward-looking statements also include statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.  Factors that could cause or contribute to such differences include, but are not limited to, those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the section below titled “Factors that May Affect Future Results,” and elsewhere in this Annual Report on Form 10-K.

ITEM 1. BUSINESS

OVERVIEW

NEON Systems, Inc. (“NEON”) is a leading provider of enterprise-class mainframe integration software.  NEON develops, markets and supports a unified mainframe integration platform for modern Service-Oriented Architectures and emerging Event-Driven Architectures. NEON’s Shadow technology provides flexible, industry standard interfaces to enable highly secure and scalable mainframe integration, thereby enabling organizations to reduce their total costs of ownership and risk associated with mainframe integration.

NEON initially developed its mainframe integration adapters under the Shadow brand to provide ODBC access to IBM mainframe data and databases.  Since going public in 1999, NEON has continued to develop mainframe integration products while seeking to expand its product offerings through internal development and acquisitions. In the September 2004, NEON brought to market an event-based mainframe integration solutions, now known as Shadow z/Events, which introduced Event-Driven Architectures to mainframe integration customers.  In July 2004, NEON acquired InnerAccess Technologies, Inc. (“InnerAccess”).  Through its acquisition of InnerAccess, NEON gained a mainframe web services product and substantial experience in supporting Computer Associates’ CA-IDMS database access to the mainframe.  After the integration of InnerAccess and release of NEON’s Shadow z/Services product, NEON acquired substantially all of the assets of ClientSoft, Inc. (“ClientSoft”), in December of 2004.  ClientSoft’s ServiceBulder technology was then-recognized by major industry analysts as the leading technology for standards based mainframe web services.  In addition, the acquisition of ClientSoft allowed NEON to add extensive .NET support to NEON’s product and services offering.  See Acquisition Activity.

NEON was formed as an Illinois corporation in 1991 and reincorprated in Delaware in 1993.

Shadow Technology

As a result of the acquisitions of InnerAccess and ClientSoft and our internal development efforts, NEON currently develops, markets and supports a unified mainframe integration platform that supports what we believe is the broadest range of requirements for modern Service-Oriented Architectures and emerging Event-Driven Architectures. NEON’s Shadow z/Direct and z/Connect technology provides flexible, industry standard interfaces to enable highly secure and scalable mainframe integration, thereby allowing organizations to reduce total cost of ownership and risk associated with mainframe integration while streamlining the number of incumbent technologies needed for such integration.

NEON’s Shadow technology enables organizations to reclaim the value of mainframe-based services and events, providing secure, scalable, real-time legacy integration across a broad range of data, program and screen environments. Shadow has been designed to support both a Service Oriented Architecture (SOA) and Event Driven Architecture (EDA) for mainframe integration; combined with a strong commitment to integration standards, Shadow can dramatically reduce integration complexity and accelerate composite application development for systems based on J2EE or ..NET. With the flexibility to meet customers’ unique implementation needs, Shadow can be cost-effectively deployed using a variety of licensing models designed to maximize customer value while still providing the significant benefits of a unified platform.

NEON’s Markets

Industry Background

A critical aspect of all large business operations is the ability to effectively utilize information technology.  Organizations are dependent on a variety of applications, information systems, and technology infrastructures, which are used to run the day-to-day operations of the business. Over time, organizations have made huge investments in these various applications, information systems, and technology infrastructures that have become known as legacy systems. Ever changing business demands along with the constant introduction of new technology create new challenges for these organizations, as they attempt to integrate new solutions in harmony with legacy systems. For many these legacy systems are irreplaceable. The costs and risks involved in the redevelopment of applications, which have been core to business operations over many years, is prohibitive.

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

•                  Application Platform Suites. Organizations must have the capability to develop and deploy new applications as well as to integrate existing applications to take advantage of the data and business processing in legacy systems. There is an increasing convergence of specific technologies associated with these functions (application development, application run-time execution, business process management, application integration and Web portals) that is manifesting itself in the form of an all-purpose technology platform. This technology platform is generically referred to as an “Application Platform Suite.”  The primary vendors of these platforms are IBM, Microsoft, BEA, Oracle, and Sun with many other vendors participating in various aspects of this platform trend. The ability to provide the critical capabilities of application development, deployment and integration in a single solution suite from these major technology vendors is of significant importance to organizations as they look for complete capabilities from a fewer number of stable solutions providers. The Application Platform Suite appears to be the current basis for the majority of in-house application development by larger organizations and is an emerging standard for development by external packaged application vendors.

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

NEON Product Advantages

NEON’s products provide organizations with the following benefits in deploying new applications that require integration with existing mainframe applications:

•                  Single Platform. Mainframe integration is a diverse discipline that covers integration with mainframe data, mainframe programs and mainframe terminal based (screen) applications. Furthermore, in response to powerful industry initiatives, it often demands an approach that is both event driven and service oriented. NEON’s core technology ShadowRTE has been designed to deliver support for most mainframe integration paradigms from within a single product architecture and it is part of NEON’s strategy to ultimately provide support for all mainframe integration paradigms across all mainframe environments from within a single product architecture (see below for a detailed discussion on NEON’s overall strategy). This contrasts with historical mainframe integration approaches that carry the extra cost and inefficiency burden of multiple disparate products from multiple vendors.

•                  Easy To Use And Cost-Effective. NEON’s Shadow products were designed to be easy to use, compatible with a variety of other applications and to provide a rapid return on investment. The Shadow products can typically be installed within one day. As a result of this “out-of-the-box” functionality, customers can rapidly implement and utilize Shadow products in deploying new applications and extending existing applications with minimal training.

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

•                  High Performance; Scalability. NEON’s Shadow technology utilizes an advanced mainframe server-side architecture for e-enterprise-class, “real time” access to and integration with mainframe systems from packaged applications, application platform suites, the Internet or client/server applications. Although many middleware products provide connectivity to mainframe systems, few provide the rapid response and scalability delivered by the NEON Shadow products, which allow information technology groups to broadly expand the user base of an application without concerns about deteriorating application performance.

•                  Extensive Management, Monitoring and Control Capabilities. The NEON software products provide a robust capability for management, monitoring and controls that support all phases of the application lifecycle. The NEON Shadow products’ end-to-end diagnostics provide rapid resolution of development problems, resulting in faster delivery of applications.

The NEON Strategy

NEON’s vision is to emerge as the dominant independent software vendor in the market for mainframe integration software and services. The following are key elements of NEON’s execution strategy in support of this vision:

•                  Focus Development, Acquisition and Marketing Efforts on a Unified Platform for Mainframe Integration. The market for mainframe integration software is highly fragmented. According to industry analysts, over 20 companies sell some form of mainframe integration technology on a point solution basis. NEON believes that an opportunity exists for an independent software vendor to take a dominant leadership position in the mainframe integration market by taking a holistic approach to the problem. NEON feels that end users can accrue significant benefits by streamlining the number of vendors and technologies required to perform any given set of related functions, as long as point functionality for any discrete feature is not materially sacrificed. By building or buying its way into those mainframe integration features not currently covered by the Shadow product set, NEON seeks to emerge as the preeminent mainframe integration software vendor with the ability to support the most complex range of mainframe integration requirements. In addition, NEON also evaluates acquisition targets which are likely to grow its customer base with customers suitable for the cross-sell of NEON’s existing products. In the past 12 months NEON has executed on this strategy through the acquisition of InnerAccess in July of 2004 and ClientSoft in December of 2004. Both organizations were considered by the leading industry analysts as pioneers and technology leaders in the “web services from mainframes” niche of the mainframe integration market. In addition InnerAccess had a significant skills base in the CA-Advantage IDMS (IDMS) application and database environment. In conjunction with Adabas (already support by NEON) IDMS is the most prevalent ISV mainframe legacy database environment. ClientSoft brought considerable skills in the Microsoft ..NET arena, including a strong field partnership. With these acquisitions NEON significantly extended its product line and support for mainframe integration.

•                  Maintain and Enhance Technological Leadership. NEON believes that it is a technology leader in providing integration solutions for the IBM mainframe platform. The foundation of its technological leadership is the product architecture and rapidly extensible code base that underpins the Shadow product technology. Shadow technology significantly reduces the complexity of integrating modern distributed application environments with mainframe data, programs and screens.  Shadow’s unified architecture not only delivers significant operational efficiencies, cost benefits, and feature advantages over competing products, but also provides the building blocks for the delivery of new products by NEON. NEON intends to continue to maintain and enhance its technological leadership by leveraging its proven architecture to rapidly develop and release new products. This will include incorporating important elements from the recently acquired technology into the Shadow codebase.

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

•                  Leverage Installed Base of Customers. With the acquisitions of InnerAccess and ClientSoft, NEON’s maintenance paying customer base is currently in excess of 500 organizations. NEON’s customers span major industries, including energy, manufacturing, financial services, government and retail. To date, the majority of these customers use NEON’s Shadow products in specific departments, divisions or locations. NEON believes it can penetrate more deeply into existing customer sites with opportunities for cross-sell and up-sell of enhanced features. In addition, NEON believes there is a large opportunity to sell organization-wide licenses to its installed customer base.

•                  Leverage Partner Relationships. NEON has a growing number of partner relationships that provide referral and other lead generation opportunities. In addition, several partners have licensed and embedded NEON technology into their products pursuant to OEM/Reseller agreements. NEON believes that there are revenue growth opportunities in working with partners to establish alternate sales channels for its products.

Sales Strategy

NEON generates revenue through direct sales and indirect sales channels and through Professional Services.

Direct Sales Channel.

NEON’s primary sales focus is its direct sales channel.  The direct sales force for North America is geographically dispersed, and generates the majority of NEON’s revenues. NEON’s international sales office is located in the United Kingdom. The United Kingdom office is responsible for sales and support throughout the Europe, Middle East and Africa (EMEA) region.  Revenues recognized from sales to customers outside North America, primarily in Europe, represented approximately 29%, 33% and 27% in fiscal 2005, 2004 and 2003, respectively.

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

•                  Marketing/Referral Relationships. NEON has developed marketing and referral relationships with a number of companies.  These companies generate leads to NEON in return for a referral fee, which is generally based upon the value of the respective sale.  These Marketing/Referral Partners also engage in joint marketing opportunities with NEON.

NEON’s marketing activities support revenue generation and sales enablement for both the direct and indirect sales channel, as well as enhancing NEON’s corporate reputation.  Marketing activities include lead generation, integrated marketing communications, public relations, industry analyst relations, investor relations, trade shows/events and web-based seminars and advertising.

Professional Services.

NEON’s Professional Services supports new and existing customers with strategic consulting, implementation services, systems configuration and product training. In fiscal 2005, NEON increased its commitment to Professional Services as a result of the ClientSoft acquisition. We believe Professional Services, if well executed, can add a new revenue stream to NEON’s business as well as drive incremental product sales.

Customers

NEON’s customer base spans major industries, including energy, manufacturing, financial services, government and retail.  NEON provides its products to customers under non-exclusive, non-transferable licenses. Under NEON’s current standard license agreement, licensed software may be used solely for the customer’s internal operations, and NEON does not sell or transfer title to its products to its customers.  During fiscal 2005, 2004 and 2003, NEON did not have any customers that individually accounted for 10% or more of total revenue.

Customer Support

Customer support personnel provide pre-sales, installation and post-sale technical support by telephone, email, facsimile, and through NEON’s Internet site. Customer support is available on a 24x7 basis.

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

Competition

NEON competes in markets that are intensely competitive and has evolving standards. NEON has experienced, and expects to continue to experience, increased competition from current and potential competitors, many of whom have greater name recognition, a larger installed customer base and significantly greater financial, technical, marketing and other resources than NEON.

NEON’s Shadow mainframe integration products compete principally with products from vendors such as IBM, Software AG, Jacada Seagull, Attunity and Attachmate/WRQ.    Other competitive factors include:

•                  Business applications vendors who may internally develop, or attain through acquisitions and partnerships,  mainframe integration solutions

•                  Internal development efforts by corporate information technology departments

•                  New entrants to the mainframe integration markets

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

Human Resources

As of March 31, 2005, NEON and its subsidiaries employed 88 persons, including 34 in sales, marketing and field operations, 36 in research and development and 18 in finance and administration. None of NEON’s employees are represented by a labor union. NEON has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in NEON’s industry is intense.

EXECUTIVE OFFICERS OF NEON

Our executive officers, their ages as of June 15, 2005, and certain additional information about them are as follows:

Name	Age	Position
Mark J. Cresswell	40	President and Chief Executive Officer
Brian D. Helman	35	Chief Financial Officer and Secretary
Chris Garner	49	Senior Vice President of Research & Development
Jerry Paladino	50	Senior Vice President of Worldwide Sales
Shelby R. Fike	46	Senior Vice President and General Counsel
Robert Evelyn	46	Senior Vice President of Strategy and Solutions

Mark Cresswell, age 40, NEON’s President and Chief Operating Officer since March 2003, joined NEON Systems in October 2001 as Vice President and General Manager of the Shadow group.  Effective, June 15, 2004, NEON’s board of directors promoted Cresswell to Chief Executive Officer.  Mr. Cresswell joined NEON from Framesoft, an investment banking software company based in Switzerland. Prior to Framesoft, Cresswell joined NEON Systems in 1995 serving as Managing Director of the United Kingdom (UK) and Benelux operations. As one of NEON Systems’ first international employees, Cresswell was in charge of managing the UK operations for NEON for 5 years. Prior to joining NEON, Mr. Cresswell has held various senior positions with several high-tech organizations.  Mr. Cresswell is qualified in Pure and Applied Mathematics from Westcliff College in England.

Brian Helman, age 35, joined NEON Systems in May 2002 as vice president of finance and became NEON’s Chief Financial Officer in June of 2002. Prior to joining NEON Systems, Mr. Helman served as vice president of finance and business planning for NetSpeak Corporation, a publicly held global provider of telecommunications software. Prior to joining Netspeak Corporation in 1996, Mr. Helman worked in the audit practice of Deloitte & Touche, LLP. Mr. Helman is a certified public accountant and holds a bachelor of science degree in finance from the University of Florida.

Chris Garner, age 49, was promoted to Senior Vice President of Research and Development in December 2004.  Mr. Garner joined NEON Systems in July 2002 as a Director of Development, and served as NEON’s Vice President of Research and Development since February 2003. Prior to NEON Mr. Garner served as the Vice President of Research and Development at Altra Energy Technologies/Caminus Corporation, an energy trading and management software company based in Houston and New York. Prior to Altra, Mr. Garner was with BMC Software as the Director of Development in the Patrol division. Mr. Garner has held various senior positions with several high-tech organizations in both R&D and Product Management roles.

Jerry Paladino, age 50, was promoted to Senior Vice President of Worldwide Sales in January 2005.  Mr. Paladino joined NEON Systems as Vice President of Sales in 2003 and was promoted to Senior Vice President of

Sales in December 2004. Prior to joining NEON, he was managing partner and a founding member of Product Operations, a management consulting organization focused on sales methodology and team development. From 1993 until 2001, Mr. Paladino held management positions, including Vice President of Sales for the DataDirect Division and Vice President of Inside Sales and Channels, at MERANT (formerly INTERSOLV), a supplier of enterprise development software and connectivity middleware. Prior to joining MERANT, he held management positions in Customer Support, Systems Engineering, and Marketing at LEGENT Corporation. Mr. Paladino holds a Master of Science in Engineering from the University of Arkansas.

Shelby R. Fike, age 46, was promoted to Senior Vice President and General Counsel in December 2004. Mr. Fike has served as NEON’s Vice President and General Counsel since September 30, 2002 and has served NEON as a corporate attorney since May 2001. Prior to joining NEON, Mr. Fike served as corporate counsel and director of legal services for NetIQ Corporation from May 2000 to May 2001. Prior to joining NEON Mr. Fike also held corporate counsel positions with Mission Critical Software, Inc., from August 1998 to its acquisition by NetIQ Corporation in May 2000 and with Learmonth & Burchett Management Systems Plc and BSG Consulting, Inc. Mr. Fike started his legal career as an associate attorney with Porter & Clements, P.C., and then with Keck Mahin & Cate, LLC in their Corporate/M&A sections. Mr. Fike holds a Bachelor of Arts degree in Education from Texas Lutheran College and a J.D. degree from Baylor University School of Law.

Robert Evelyn, age 46, has served as Senior Vice President of Strategy and Solutions for NEON Systems, Inc. since December 13, 2004. Previously, Evelyn was SVP and Chief Operations Officer of ClientSoft. Prior to ClientSoft, Mr. Evelyn was President of TOC Global Communications, a Miami-based wireless technology service provider. While with TOC, he was a key architect and instrumental in combining open-based wireless technologies to deliver easy-to-use competitive solutions.  Mr. Evelyn was also employed with IBM for 13 years where he was involved in various engineering and field implementation projects. During his last five years at IBM, Mr. Evelyn was involved in the development of mobile and wireless technology and solutions. Mr. Evelyn has a Bachelor of Science in Management Information Systems from Barry University in Miami, Florida.

ITEM 2. PROPERTIES

NEON leases its principal administrative, product development, marketing and sales facility, which is located in Sugar Land, Texas. NEON also leases various other facilities to support its sales, marketing and research and development activities. The following table lists NEON’s outstanding leases:

Location	Space Leased (approximate square footage)		Lease Expiration
Sugar Land, Texas	19,400		March 31, 2010
Miami, Florida	6,800		May 31, 2008
Raleigh, North Carolina	4,000	(1)	May 31, 2006
Windsor, United Kingdom	7,400	(2)	February 28, 2010
Toronto, Canada	2,900		September 30, 2005
Quebec City, Canada	3,600		March 31, 2008

(1)           NEON vacated this facility as part of its 2003 restructuring plan.  NEON has sublet the space through the end of the original lease term.

(2)           Includes approximately 4,500 square feet of subleased space. NEON has subleased approximately 2,500 square feet through December 2007 and 2,000 square feet through August 2005.

NEON also leases several other small properties for sales personnel. These leases have a term less than one year. Management believes that its current facilities are adequate to meet its needs through the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of NEON’s operations.

ITEM 3. LEGAL PROCEEDINGS

On January 29, 2003, NEON received notification that it had been sued in Fort Bend County, Texas for alleged tortious interference with contract, tortious interference with prospective business relations and unfair competition in a lawsuit styled Phoenix Network Technologies (Europe) Limited vs. NEON Systems, Inc. and Computer

Associates International Inc., 400th District Court, Ft. Bend County, Richmond, Texas, Cause Number 03-CV-127800. On October 27, 2003, the court granted NEON’s motion to dismiss the case. Phoenix Network Technologies (PNTE) has appealed this decision, and NEON will continue to defend this action.  Oral arguments were heard on PNTE’s appeal on May 31, 2005.  Aside from this action, NEON is not involved in any current claim or legal action other than those arising in the ordinary course of business.

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

	High	Low
Fiscal Year Ended March 31, 2005:
Fourth Quarter	$3.57	$3.20
Third Quarter	$3.97	$3.18
Second Quarter	$3.95	$3.22
First Quarter	$4.25	$3.35

Fiscal Year Ended March 31, 2004:
Fourth Quarter	$4.58	$3.05
Third Quarter	$5.07	$2.79
Second Quarter	$5.00	$2.51
First Quarter	$3.70	$0.82

At May 31, 2005, there were approximately 9.5 million shares outstanding and 263 registered holders of record of NEON’s common stock, which does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record.

Dividends

NEON has never declared any cash dividends on its common stock. NEON does not anticipate paying any cash dividends on its common stock in the foreseeable future and intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, NEON’s earnings, financial condition, capital requirements, level of indebtedness and other factors that NEON’s Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

This table sets forth the aggregate number of shares of common stock reserved for issuance under all of the compensation plans previously approved by the stockholders of NEON Systems, Inc. as of March 31, 2005, including (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans excluding item (a).  There are no compensation plans that have not been previously approved by the stockholders of NEON Systems, Inc.

Equity Compensation Plan Information

			(c)
	(a)		Number of securities
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1)

Equity compensation plans approved by security holders	2,809,631	$5.68	2,932,570
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	2,809,631	$5.68	2,932,570

(1) The 2002 Stock Plan provides for an annual increase on the first day of each fiscal year, beginning April 1, 2003, equal to the lesser of (i) 750,000 shares of NEON common stock, (ii) 5% of the outstanding shares of NEON common stock on such date, or (iii) a lesser amount determined by the Board of Directors.  The 2002 Director Plan provides for an annual increase on the first day of each fiscal year, beginning April 1, 2003, equal to the lesser of (i) 2% of the outstanding shares of NEON common stock on such date, or (ii) a lesser amount as determined by the Board of Directors.

Recent Sales of Unregistered Securities

In July 2004, NEON issued 407,078 restricted shares of its common stock to the shareholders of InnerAccess Technologies, Inc. in connection with NEON’s acquisition of InnerAccess.  Such shares are unregistered shares that were issued to non-US residents under an exemption from registration pursuant to Regulation S under the Securities Act of 1933.  Such restricted shares are subject to the terms of a Registration Rights Agreement between NEON and the InnerAccess shareholders which provides piggy-back registration rights that expire in July of 2005.

In December 2004, NEON issued a warrant to acquire 1,125,000 shares of NEON common stock at an exercise price of $4.80 to ClientSoft, Inc. in connection with NEON’s acquisition of substantially all of the assets of ClientSoft.  Such warrant and the shares of common stock underlying such warrant are unregistered securities issued under an exemption from registration pursuant to Regulation D under the Securities Act of 1933, as amended.   Such restricted shares are subject to the terms of a Registration Rights Agreement under which NEON shall use commercially reasonable efforts to register the warrant and the underlying shares within a year of the December closing date of the acquisition of ClientSoft by NEON.

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

	Years Ended March 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Revenues:
License	$6,659	$5,306	$7,573	$10,752	$16,876
Maintenance	10,414	10,031	9,690	8,900	8,798
Service	479	43	—	—	—
Total revenues	17,552	15,380	17,263	19,652	25,674

Cost of revenues:
Cost of license	931	84	299	1,557	2,065
Cost of maintenance	1,618	1,353	1,977	2,115	2,365
Cost of service	134	—	—	—	—
Total cost of revenues	2,683	1,437	2,276	3,672	4,430

Gross profit	14,869	13,943	14,987	15,980	21,244
Operating expenses:
Sales and marketing	8,137	6,085	11,107	13,368	15,639
Research and development	5,092	4,509	4,550	4,447	6,154
General and administrative	3,944	3,860	6,481	5,097	8,957
Restructuring costs	—	—	2,918	908	—
Asset write-down charges	—	—	—	887	—
Amortization of goodwill	—	—	—	478	478
Loss on disposal	—	—	687	—	—
Total operating expenses	17,173	14,454	25,743	25,185	31,228

Operating loss	(2,304)	(511)	(10,756)	(9,205)	(9,984)
Gain on sale of notes receivable	1,215	—	—	—	—
Interest and other income, net	244	275	432	1,190	2,486
Equity loss in affiliate	—	—	(3,525)	(2,097)	—
Gain from settlement of litigation	—	—	—	9,260	—
Valuation allowance of note receivable	—	—	(378)	(2,000)	—

Loss before income taxes and cumulative effect of change in accounting principle	(845)	(236)	(14,227)	(2,852)	(7,498)
Provision (benefit) for income taxes	(214)	—	194	—	(1,884)
Loss from continuing operations before cumulative effect of change in accounting principle	(631)	(236)	(14,421)	(2,852)	(5,614)
Income (loss) from discontinued operations, net	—	138	(3,451)	(1,281)	(1,631)
Loss before cumulative effect of change in accounting Principle	(631)	(98)	(17,872)	(4,133)	(7,245)
Cumulative effect of change in accounting principle	—	—	(1,043)	—	—

Net loss	$(631)	$(98)	$(18,915)	$(4,133)	$(7,245)

Earnings per common share – basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.07)	$(0.02)	$(1.65)	$(0.30)	$(0.60)
Income (loss) from discontinued operations, net	—	0.01	(0.40)	(0.14)	(0.17)
Loss before cumulative effect of change in accounting Principle	(0.07)	(0.01)	(2.05)	(0.44)	(0.77)
Cumulative effect of change in accounting principle	—	—	(0.12)	—	—
Net loss	(0.07)	(0.01)	(2.17)	(0.44)	(0.77)

Weighted average shares outstanding:
Basic and diluted	9,230	8,855	8,721	9,325	9,432

	As of March 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$13,317	$20,899	$19,791	$34,506	$42,774
Working capital	12,662	19,042	16,930	33,276	40,347
Total assets	42,787	36,857	34,314	53,600	63,378
Total stockholders’ equity	26,847	24,457	24,391	42,925	49,314

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with NEON’s consolidated financial statements and the related notes thereto included in this report on Form 10-K. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements are based on our current expectations and entail various risks and uncertainties such as our plans, objectives, expectations and intentions.  Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth below in Part II, Item 4 under “Factors that May Affect Future Results.”  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terms.

Overview

NEON Systems, Inc. (“NEON”) is a leading provider of enterprise-class mainframe integration software.  NEON develops, markets and supports a unified mainframe integration platform for modern Service-Oriented Architectures and emerging Event-Driven Architectures. NEON’s Shadow technology provides flexible, industry standard interfaces to enable highly secure and scalable mainframe integration, thereby enabling organizations to reduce their total costs of ownership and risk associated with mainframe integration.

NEON initially developed its mainframe integration adapters under the Shadow brand to provide ODBC access to IBM mainframe data and databases. NEON has continually expanded its mainframe integration product suite, but prior to fiscal 2003, the company also marketed and sold products outside of the mainframe integration market. In fiscal 2003, NEON began restructuring the company to concentrate on its core mainframe integration business, which has historically accounted for the majority of its revenues. In August 2002, NEON terminated the distribution agreement for its Enterprise Subsystem Management (“ESM”) products, owned by NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation, hereafter “NESI”). In January 2003, NEON discontinued its financing obligation to Scalable Software, a provider of IT portfolio management software, which NEON received the option to acquire in June 2002.  Finally, in June 2003, NEON sold its iWave division. The financial results in fiscal 2003 and 2002 related to the iWave division have been re-classified as discontinued operations. See Management’s Discussion and Analysis—Related Party Transactions and the Notes to NEON’s consolidated financial statements for further discussion of these transactions.

In September 2004, NEON brought to market an event-based mainframe integration solutions, now known as Shadow z/Events, which introduced Event-Driven Architectures to mainframe integration customers.  In July 2004, NEON acquired InnerAccess, gaining a mainframe web services product and substantial experience in supporting Computer Associates’ CA-IDMS database access to the mainframe.  After the integration of InnerAccess and release of NEON’s Shadow z/Services product, NEON acquired substantially all of the assets of ClientSoft, in December of 2004.  ClientSoft’s ServiceBulder technology was then-recognized by major industry analysts as the leading technology for standards based mainframe web services.  In addition, the acquisition of ClientSoft allowed increased .NET support to NEON’s product and services offering.  See Acquisition Activity.

As a result of the above acquisitions, combined with its internal development efforts, NEON now offers customers a unified mainframe integration platform that supports a broad range of requirements for modern Service-Oriented Architectures and emerging Event-Driven Architectures.

NEON was formed as an Illinois corporation in 1991 and reincorporated in Delaware in 1993.

Business Environment

NEON derives revenue from software licenses, maintenance and professional services. License fees, which are graduated and based upon various industry standard measures of product usage such as mainframe potential processing capacity, CPUs, and users, are generally due upon license grant and require a one-year maintenance period. The sales process typically takes between six and nine months. After the initial year of required maintenance, NEON provides optional ongoing maintenance services, which include technical support and product enhancements, for an annual fee. Any factors adversely affecting the pricing of, demand for, or market acceptance of, our products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition.

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

During fiscal 2003, NEON began restructuring the company to concentrate on its core mainframe integration business, which has historically accounted for the majority of its revenues.  NEON divested its non-core products and reduced the size of its sales, marketing and administrative organizations. During this period NEON also began to develop new mainframe integration products, such as Shadow z/Events, as well as identify other adjacent market products, technologies and companies, which were complementary to NEON’s existing product portfolio.

NEON’s strategy was to expand its product offerings through internal product development and acqusitions. NEON sought to create a unified platform for mainframe integration, which could meet all of the requirements of modern Service-Oriented Architectures and Event Driven Architectures.  In furtherance of this goal, NEON acquired InnerAccess in July 2004, adding a nascent web services product to its product portfolio.  NEON released its Shadow z/Services product in September 2004, which is based on InnerAccess’ technology.  In December 2004, NEON continued its market consolidation by acquiring substantially all of the assets of ClientSoft, a developer of mainframe integration and web services. ClientSoft was considered a technology leader by certain industry analysts in the mainframe web services market.  NEON continues to evaluate additional product and company acquisitions to further support its strategy.

Notwithstanding the expansion of NEON’s product offerings and positioning with industry analysts, many of NEON’s customers remain cautious about their capital spending. Although general economic conditions have improved, NEON is still uncertain as to future spending patterns of its customers and the market conditions of the mainframe integration market. NEON believes that period-to-period comparisons of our revenue and operating results should not be relied upon as indications of our future performance. Further, NEON does not believe that its historical growth rates in prior years are necessarily representative of its future growth potential.

Acquisition Activity

Summary

During fiscal 2005, NEON acquired one company and substantially all of the assets of another company, in an effort to expand its product portfolio. The following table summarizes the assigned values for each acquisition.

	Acquired Net Assets (in thousands)
Acquired entity	Cash and tangible assets	Amortizable intangible assets	Goodwill	Less: liabilities	Total net assets
InnerAccess	$826	$3,260	$2,067	$1,677	$4,476
ClientSoft	89	5,600	7,528	569	12,648
	$915	$8,860	$9,595	$2,246	$17,124

The amortizable intangibles relate primarily to acquired software technology, as well as maintenance contracts and customer relationships.  All amounts are being amortized over five years on a straight-line basis.  Goodwill will be tested annually for impairment in accordance with United States GAAP.

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

The transaction contemplated was evidenced by an Asset Purchase Agreement among NEON, ClientSoft, a Delaware corporation and U.S. Bank, National Association, as escrow agent (the “Asset Purchase Agreement”). Approximately $2.3 million of the cash and the Warrant were placed in escrow at closing. The Warrant is exercisable in whole or in part at any time prior to or on June 13, 2008. The exercise price per share of the Warrant is $4.80, which is the closing price per share of NEON common stock on the NASDAQ Stock Market on December 13, 2004, multiplied by 1.33.  In connection with the asset purchase, NEON added approximately 25 former ClientSoft employees.  NEON now has approximately 100 employees worldwide. In connection with the issuance of the Warrant, NEON entered into a registration rights agreement with ClientSoft. In accordance with the registration rights agreement, NEON shall use commercially reasonable efforts to register the underlying shares as soon as practicable following the Company’s filing of its annual report on Form 10-K for the fiscal year ended March 31, 2005.  NEON will complete a shelf registration statement on Form S-3 to register the shares of Common Stock underlying the Warrant for resale by the holder(s) of the Warrant.  The results of the acquired operations are included in the consolidated results of operations for the period from the date of acquisition through December 31, 2004.

Related Party Transactions

Certain former members of NEON’s Board of Directors and certain former executive officers of NEON were shareholders and/or directors in other companies with which NEON had investments.  Transactions between NEON and these other companies are described below. The directors and officers involved in such transactions are no longer officers and directors of NEON.

NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation)

NEON entered into a Termination and Customer Support Agreement on August 14, 2002, which terminated a distribution agreement with Peregrine/Bridge Transfer Corporation, a database software company whose sole stockholder is an affiliate of John J. Moores, NEON’s largest shareholder and its former Chairman of the Board of Directors. PBTC subsequently changed its name to NEON Enterprise Software, Inc. (“NESI”).

In connection with the closing of the Termination and Customer Support Agreement in August 2002, NESI issued two promissory notes to NEON in the aggregate principal amount of $6.6 million, each secured by all of the intellectual property of NESI (“NESI IP”). On the closing of the transaction in August 2002, NEON recorded the notes receivable from NESI at the estimated fair value, which was calculated at $4.3 million. As a result of the Termination Agreement, NEON recorded a loss on disposal of $687,000.  NEON evaluated the NESI IP on a quarterly basis to determine the notes’ net realizable values. Accordingly, NEON determined that no further impairment of the note was required.

Subsequent to the end of the fiscal year, NEON sold the NESI Notes to John J. Moores on April 15, 2005.  Mr. Moores paid NEON $4.35 million on April 15, 2005 and issued a personal promissory note in the amount of $2.2 million to NEON.  Such promissory note will bear interest of 4.0% per annum and will be payable at a rate of $250,000 quarterly on the 15th day of the first month of each subsequent calendar quarter. NEON expects to record a gain on sale during the first quarter of fiscal 2006 for proceeds of the cash payment, net of direct costs, in excess of the recorded value of the notes.  NEON expects that proceeds from the unsecured installment promissory note will be recorded as gain on sale as received.

Scalable Software, Inc.

Scalable Software, Inc. (Scalable Software), a Houston-based provider of software solutions for IT portfolio management, is a company founded by Louis R. Woodhill, who served as NEON’s Chief Executive Officer from October 2001 until March 2003. Several former members of NEON’s Board of Directors, including Louis R. Woodhill, John J. Moores, Peter Schaeffer, Charles E. Noell III and Jim Woodhill, had or have a financial interest in Scalable.

In June 2002, NEON obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON provided of $6.0 million in bridge financing to Scalable during fiscal 2002 and 2003, in addition to $3.5 million previously loaned to Scalable Software that was secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing had a 36-month term and did not bear interest during the term of the two-year option to acquire Scalable Software, which expires June 26, 2004. The $6.0 million loan was secured by all of the intellectual property rights of Scalable Software. As of January 2003, Scalable Software had exhausted its credit facility with NEON. Scalable Software asked for and received waivers of NEON’s right of first refusal with respect to additional venture capital bridge financing.

On June 9, 2004, NEON entered into a Note Purchase Agreement with JMI Services, Inc., the largest shareholder of Scalable Software, to sell the $3.5 million guaranteed note and the $6.0 million secured note issued by Scalable Software to NEON for a cash purchase price of $4.8 million.  NEON recognized a gain of $1.2 million as a result of net cash proceeds received in excess of the recorded book value of the notes. JMI Services is an affiliate of John J. Moores, NEON’s largest shareholder.  The proposed sale of the Scalable Software notes was reviewed and approved by the Special Committee of the Board of Directors, consisting of “independent” and disinterested directors, and finally by the full Board of Directors, no member of which was an interested or related party of either JMI Services, Inc. or Scalable Software.  The Board requested and received a valuation of the notes and a fairness opinion from Avail Consulting, Inc., a Houston, Texas based independent valuation and financial consultant.  The fairness opinion stated that the transaction was fair to the stockholders of NEON from a financial standpoint and recommended that the Board accept the purchase offer made by JMI Services, Inc.  Based on such fairness opinion, consideration of possible decline in the value of the underlying security for the secured note and the potential expense of collection efforts when the notes matured in June 2005, the Board approved the sale of the NESI Notes to JMI Services, Inc.  Closing of the transaction occurred on June 17, 2004.

Critical Accounting Policies

The following is a discussion of the accounting policies that NEON believes (1) are most important to the portrayal of its financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition Policies

Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4)

and Statement of Position 98-9 (SOP 98-9). NEON adopted SOP 97-2 effective July 1, 1997, SOP 98-4 effective March 31, 1998 and SOP 98-9 effective April 1, 1999. NEON believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4 and SOP 98-9. Revenues from software license sales are recognized when all of the following conditions are met: a non-cancelable license agreement has been obtained, the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; no other significant vendor obligations exist; and vendor-specific objective evidence exists to allocate the total fee to each element of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately. All elements of each order are valued at the time of revenue recognition. NEON will defer license revenue for all delivered elements associated with a sales arrangement, if vendor-specific objective evidence cannot be established for each undelivered element. License sales generally include software maintenance agreements for the first year following the date of sale. In such cases, revenues are allocated between license and maintenance revenues based on the residual method provided by SOP 98-9. Deferred revenue is generally based on vendor-specific objective evidence of the fair value of maintenance with the remaining portion of the total arrangement value allocated to license revenues.  If vendor-specific objective evidence cannot be established for deferred revenue, then the value of the sales arrangement is amortized ratably on a straight-line basis over the contract term. Revenues from first-year maintenance agreements and separately priced software maintenance agreements for subsequent years are deferred and recognized ratably on a straight-line basis over the maintenance period. NEON also markets and sells its products through independent distributors and resellers. License and maintenance revenues from these transactions are recognized as above, when sold to the ultimate end user and all of the above conditions are met. NEON also provides consulting services, which are recognized as the services are performed. Consulting services primarily consist of implementation services related to our products. NEON’s consulting services do not include the customization of its underlying software code.

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

Allowance for Doubtful Accounts Receivable

As a part of its normal accounting procedures, NEON evaluates outstanding accounts receivable to estimate whether they will be collected. This is a subjective process that involves making judgments about our customers’ ability and willingness to pay these accounts. An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance that NEON believes will be collected. In estimating the appropriate balance for this allowance, NEON considers specific accounts receivable as well as historical write-off experience to determine its allowance for doubtful accounts.  Additions to the allowance for doubtful accounts are charged to operating expenses, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible or when actual experience differs from management’s original estimate. If NEON’s estimate of uncollectible accounts should prove to be inaccurate at some future date, the results of operations for the period could be materially affected by any necessary correction to the allowance for doubtful accounts.

Goodwill and Acquired Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), the cost of an acquired entity is allocated to assets acquired and liabilities assumed with any excess of the fair values of tangible and amortizable intangible net assets acquired recognized as goodwill. Value is assigned to amortizable intangible assets based on estimated fair values, if those assets arise from contractual or legal obligations or are otherwise separable from goodwill.  The original purchase price allocation may be adjusted within the allocation period for changes related to pre-acquisition contingencies as better information becomes available.  In accordance with Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets (FAS 142), each acquired goodwill and identifiable intangible asset must be assigned to a reporting unit of NEON for the purpose of assessing the possibility of impairment.  Assessments are performed on an annual basis or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  The impairment of goodwill requires that judgments and estimates be made by management, including those regarding the value of the reporting unit.  Impairment testing is performed using a two-step process.  The first step requires assessing whether a potential impairment has occurred by comparing the fair value of the assigned reporting unit with its carrying amount, including goodwill.  The second step requires measuring any potential impairment identified by allocating the assessed fair value to the assets and liabilities of the reporting unit, excluding goodwill.  Any excess fair value is compared to the recorded value of goodwill to measure the impairment.

The determination of the value of amortizable intangible assets acquired involves certain judgments and estimates that are subject to change over time based on internal and external factors.  These judgments can include, but are not limited to the cash flows that an asset is expected to generate in the future and the appropriate cost of capital of similar investments.  The value of an amortizable intangible asset is amortized to expense in the statement of operations on a straight-line basis over the estimated useful life.  The estimated useful life is determined by management considering, among other things, expected use, any applicable legal provisions, expected technological development, expected demand and other company-specific, economic or other external factors.

Deferred Income Taxes

NEON records deferred income tax assets and liabilities on its balance sheet related to events that impact its financial statements and tax returns in different periods, analyzed by taxation jurisdiction. In order to compute these deferred tax balances, NEON first analyzes the differences between the book basis and tax basis of its assets and liabilities (referred to as “temporary differences”). These temporary differences are then multiplied by current tax rates to arrive at the balances for the deferred income tax assets and liabilities. NEON must assess whether deferred income tax asset amounts will be realized in the future. This assessment requires management to make certain estimates about tax planning strategies, the expected future timing of the reversal of temporary differences and future taxable income.  A valuation allowance is then provided for deferred asset amounts that are estimated by management as not being more likely than not to be realized.

The change in NEON’s net deferred income tax balances during a period results in a deferred income tax provision or benefit in its statement of operations. If NEON’s expectations about the future tax consequences of past events should prove to be inaccurate or management should change these estimates, the balances of NEON’s deferred income tax assets and liabilities could require significant adjustments in future periods. Such adjustments could cause a material effect on NEON’s results of operations for the period of the adjustment.

Results of Operations

The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

	Years Ended March 31,
	2005	2004	2003
Revenues:
License	37.9%	34.5%	43.9%
Maintenance	59.3	65.5	56.1
Service	2.7	—	—
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of licenses	5.3	0.5	1.7
Cost of maintenance	9.2	8.8	11.5
Cost of service	0.8	—	—
Total cost of revenues	15.3	9.3	13.2
Gross profit	84.7	90.7	86.8
Operating expenses:
Sales and marketing	46.4	39.6	64.3
Research and development	29.0	29.3	26.3
General and administrative	22.5	25.1	37.6
Restructuring costs	—	—	16.9
Loss on disposals	—	—	4.0
Total operating expenses	97.9	94.0	149.1
Operating loss	(13.2)	(3.3)	(62.3)
Gain on sale of notes receivable	6.9	—	—
Interest and other income, net	1.4	1.8	2.5
Equity loss in affiliate	—	—	(20.4)
Valuation allowance of note receivable	—	—	(2.2)

Loss before income taxes and cumulative effect of change in accounting principle	(4.8)	(1.5)	(82.4)
Provision (benefit) for income taxes	(1.2)	—	1.1

Loss from continuing operations before cumulative effect of change in accounting principle	(3.6)	(1.5)	(83.5)
Income (loss) from discontinued operations, net	—	0.9	(20.1)
Loss before cumulative effect of change in accounting principle	(3.6)	(0.6)	(103.6)
Cumulative effect of change in accounting principle	—	—	(6.0)

Net loss	(3.6)	(0.6)	(109.6)

Fiscal Years Ended March 31, 2005, 2004 and 2003

Revenues

License revenues were $6.7 million, $5.3 million, and $7.6 million in fiscal 2005, 2004 and 2003, respectively. License revenues in fiscal 2005 increased $1.4 million. Sales of products acquired from InnerAccess and ClientSoft represented 60% of the total increase in license revenue. The remaining increase was primarily due to greater sales of NEON’s z/Direct products to its installed customer base. In March 2003, NEON entered into a four-year enterprise license and maintenance agreement with one of its largest customers. The contract provides service through March 31, 2008 and had an aggregate value of $2,900,000. All software products licensed by the customer were delivered by October 1, 2004.  Since vendor-specific objective evidence could not be determined for the maintenance portion of the contract, NEON began amortizing the contract value on a straight-line basis over the remaining term of the agreement, beginning on October 1, 2004.  In fiscal 2005, NEON recognized license revenue of $414,000 from such transaction.

During fiscal 2004, license revenue decreased by $2.3 million, which was due to fewer large dollar value license sales transactions during the year, combined with the termination of the distribution agreement for ESM products. ESM products accounted for $574,000 in license revenues during fiscal 2003.

Maintenance revenues were $10.4 million, $10.0 million, and $9.7 million, in fiscal 2005, 2004 and 2003, respectively, representing period-to-period increases of 4% in both years. Maintenance revenue in fiscal 2005 related to InnerAccess and ClientSoft acquisitions was approximately $800,000. Excluding the acquisitions, maintenance revenue decreased by approximately $400,000, which was due to maintenance cancellations in NEON’s installed customer base.  The increase in maintenance revenue from fiscal 2003 to fiscal 2004 resulted from growth of NEON’s cumulative installed customer base combined with annual increases in maintenance renewal fees.  Maintenance revenues attributable to ESM products were $332,000 in fiscal 2003.

Service revenue in fiscal 2005 and 2004 was $479,000 and $43,000, respectively. NEON did not generate any service revenue in fiscal 2003. The increase in service revenue in fiscal 2005 was primary due to the ClientSoft acquisition. During fiscal 2005, NEON placed greater emphasis on developing and marketing a services offering to its customers.

Cost of Revenues

Cost of license revenues for fiscal 2005, 2004 and 2003 were $931,000, $84,000 and $299,000, respectively, representing 14%, 2% and 4% of license revenues in the respective periods. During fiscal 2005, cost of license revenues primarily consisted of amortization of purchased technology associated with the acquisitions of InnerAccess and ClientSoft. In fiscal 2004 and 2003, cost of license revenue primarily represented royalty payments to third parties. The reduction in cost of license revenues in fiscal 2004 was primarily due to lower product royalty payments following the termination of the NESI distribution agreement in August 2002.

Cost of maintenance revenues includes personnel and other customer support costs.  Cost of maintenance was $1.6 million, $1.4 million, and $2.0 million in fiscal 2005, 2004 and 2003, respectively, representing 16%, 13%, and 20% of total maintenance revenues in the respective periods. The increase in cost of maintenance as a percentage of maintenance revenue in fiscal 2005 was primarily due to the expansion of the technical support staff as a result of the InnerAccess and ClientSoft acquisitions. The reduction in cost of maintenance revenue as a percentage of maintenance revenue in fiscal 2004 was due to the consolidation of the technical support staff.

Cost of service revenue primarily represents personnel costs associated with providing professional services to customers. Cost of service revenue in fiscal 2005 was $134,000. NEON did not recognize cost of service revenue in fiscal 2004 and 2003. The increase in fiscal 2005 was due to the growth in the number of professional service engagements that NEON performed.

Operating Expenses

Sales and marketing expenses include personnel costs, sales commissions, travel and promotional expenses. Sales and marketing expenses were $8.1 million, $6.1 million, and $11.1 million in fiscal 2005, 2004 and 2003, respectively, representing 46%, 40% and 64% of total revenue in the respective periods. The increase in fiscal 2005 was primarily due to the growth of NEON’s direct sales and presales organizations, which was primarily associated with the ClientSoft acquisition. The reduction in fiscal 2004 was due to lower personnel and promotional costs, which resulted from the termination of the distribution agreement for ESM products and the reorganization of the sales department.

Research and development expenses primarily include personnel costs associated with NEON’s product development staff.  Research and development expenses were $5.1 million, $4.5 million, and $4.6 million, in fiscal 2005, 2004 and 2003, respectively, representing 29%, 29% and 26% of total revenues in each of the respective periods.  Research and development costs increased during fiscal 2005 as a result of NEON’s expanded developments activities associated with the acquisitions of InnerAccess and ClientSoft. Research and development expenses in fiscal 2004 and 2003 were relatively consistent.

General and administrative expenses include personnel and other costs associated with NEON’s executive, financial, legal and administrative functions. General and administrative expenses were $3.9 million, $3.9 million and $6.5 million in fiscal 2005, 2004 and 2003, respectively, representing 22%, 25%, and 38% of total revenues of the respective periods. During fiscal 2005, general and administrative expenses included a $446,000 reduction of previously accrued future lease obligations for vacated facilities as a result of the renegotiation and sublease of two of NEON’s corporate office leases. The expense related to the vacated facilities was included in Restructuring costs in fiscal 2003. Excluding this reduction, general and administrative expenses increased $530,000 during fiscal 2005, which was primarily due to greater personnel costs associated with the acquisitions of InnerAccess and ClientSoft, as well as increased accounting related professional fees. The decrease in fiscal 2004 was primarily due to a reduction in administrative personnel.

During fiscal 2003, NEON recorded a restructuring charge of $2.9 million. These charges primarily related to future losses related to vacated office facilities associated with a corporate reorganization, but also included $1.0 million of severance and non-cash stock compensation costs related to termination of the distribution agreement with NESI.

During fiscal 2003, NEON recorded a $687,000 loss associated with the termination of its distribution agreement with NESI.

Interest and other income was $244,000, $275,000 and $432,000 for fiscal 2005, 2004 and 2003, respectively.  Interest income was relatively consistent in fiscal 2005 and 2004. The decrease in fiscal 2004 from fiscal 2003 was due to lower short-term interest rates, partially offset by interest on an income tax receivable collected during fiscal 2004.

In June 2003, NEON closed the sales of its iWave product line assets to an unrelated third party.  As a result of the transaction, NEON recorded a gain on the sale of $382,000, net of closing expenses during fiscal 2004. Total revenues attributed to the iWave product line for fiscal 2004 and 2003, was $194,000 and $1.3 million, respectively.  Operating losses associated with the iWave product line were classified as discontinued operations and represented $244,000 and $3.5 million for fiscal 2004 and 2003, respectively. During fiscal 2003, NEON recorded an impairment charge of $1.3 million on the iWave intellectual property. The impairment charges are included in the loss from discontinued operations.

In June 2004, NEON sold its notes receivable from Scalable Software for $4.7 million, net of direct costs, and recognized a gain on the sale of $1.2 million (see Related Party Transactions).  During 2003, NEON accounted for its investment in Scalable Software using the modified equity method of accounting. Under this method, NEON recognized 100% of Scalable Software’s income or loss to the extent of advances made in excess of the guaranteed amount.  NEON recorded an equity loss of $3.5 million in fiscal 2003.

NEON recognized a deferred tax benefit of $214,000 in fiscal year 2005. The deferred tax benefit for fiscal year 2005 resulted from the reversal of a portion of NEON’s Canadian deferred tax liabilities, recognized in association with the acquisition of InnerAccess. There was no provision for income taxes in fiscal 2004, as a valuation allowance was recorded against the net tax benefits arising from NEON’s operating losses.  During fiscal 2003, NEON recorded a net $194,000 provision for income taxes due to increasing its reserve for the deferred tax asset.  As of March 31, 2005, NEON had a net operating loss carry-forward for income tax purposes of approximately $23.6 million that is available to offset future taxable income, if any. The net operating loss carry-forwards in the United Kingdom and Germany carry forward indefinitely.  The net operating loss carry-forwards for the United States and Canada begin expiring in the tax year 2020 and 2008, respectively.  Given the recent tax losses experienced by NEON, there can be no assurance that the operations will generate taxable income in the future to utilize these losses, therefore, as of March 31, 2005, NEON has recorded a full valuation allowance for the deferred tax assets in the United States, United Kingdom and Germany related to the future benefits, if any, of these loss carryforwards. The deferred tax assets in Canada were offset against NEON’s Canadian deferred tax liability.

During fiscal 2004, NEON eliminated its direct sales personnel and infrastructure in Germany and replaced it with a local German distributor. NEON is evaluating the closure of its German legal entity, NEON Systems GmbH.  NEON currently anticipates that it will recognize a net gain of approximately $300,000 upon the final closure of NEON Systems GmbH, which will be due to the recognition of NEON’s cumulative currency translation adjustment. The actual gain recognized may differ from NEON’s current estimate and will be dependent on the actual costs to settle the entity’s outstanding obligations.

Liquidity and Capital Resources

NEON’s cash and cash equivalent balance was $13.3 million and $20.9 million at March 31, 2005 and 2004, respectively. The decrease is due primarily to the use of $13.7 million of cash related to the acquisitions of InnerAccess and ClientSoft, less net proceeds of $4.7 million from the sale of notes from Scalable Software to a related party and the generation of $1.9 million in cash flow from operating activities.

Net cash provided by operating activities in fiscal 2005 and 2004 was $1.9 million and $345,000, respectively.  The increase in net cash provided by operating activities in fiscal 2005 was primarily due to the increase in deferred revenue as a result of multi-year maintenance and support contracts. Net cash used in operating activities in 2003 was $7.7 million and was primarily the result of operating losses.

Net cash used in investing activities in fiscal 2005 was $9.7 million and was the result of cash paid for the InnerAccess and ClientSoft acquisitions of $13.7 million, offset by the receipt of $4.7 million from the sale of notes receivable from Scalable Software.  Net cash provided by investing activities during fiscal 2004 was $396,000 and related to proceeds from the sale of NEON’s iWave product line. In fiscal 2003, net cash used in investing activities was $6.2 million and was due to the loan advances made to Scalable Software and NESI.

NEON’s net cash provided by financing activities in fiscal 2005, 2004 and 2003 was $79,000, $112,000 and $30,000 and primarily related to exercises of employee stock options.

NEON’s future liquidity and capital requirements will depend upon numerous factors, including the costs associated with potential future business and product acquisitions, the sales of multi-year maintenance and support contracts to customers, the costs of the expansion of product development, sales and marketing efforts and the success of these efforts, the extent to which our existing and new products gain market acceptance, the level and timing of license revenue and other factors. NEON believes that its current balance of cash and cash equivalents will be sufficient to meet its working capital, funding commitments and anticipated capital expenditure requirements for at least the next 12 months. NEON may require additional funds to support its working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all, or if available, that such financing will be obtainable on terms acceptable to NEON, or that any additional financing will not be dilutive.

New Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123, as revised, Share-based Payment (FAS 123(R)).  On April 15, 2005, the Securities and Exchange Commission (SEC) issued a final rule entitled Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” The SEC rule does not modify the accounting standard, but delays the effective date for some registrants.  The provisions of the SEC rule and implementation of FAS 123(R) are effective for SEC filings for the first interim period of the first fiscal year beginning after June 15, 2005.  FAS 123(R) requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on grant date fair values of the awards, adjusted to reflect actual forfeitures and the outcome of certain other conditions. The fair value is generally not re-measured, except in limited circumstances, or if the award is subsequently modified.  The statement will require NEON to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided. This will change current practice as, upon adoption, NEON must cease using the intrinsic value method of accounting, currently permitted by APB 25, that resulted in no expense for most of the Company s stock option awards.

NEON will adopt the provisions of the statement as of April 1, 2006 and for all future periods.  The standard will require NEON to recognize compensation expense in future periods as stock options granted prior to adoption of the standard continue to vest over time. Adoption of the standard will likely have a material impact on the results of operations.  However, the impact of adoption will depend on levels of share-based payments granted in the future.  Additionally, NEON is still evaluating the most appropriate method of valuing its share-based employee payments.  The Company currently uses the Black-Scholes option pricing model to value its awards.  Selection of a different valuation model could result in a different fair value measure than that determined by the previously used pricing model.

Off Balance Sheet Arrangements

Tabular Disclosure of Contractual Obligations

	Payments Due by Period As of March 31, 2005
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years

Long-Term debt obligations	$19	$19	$—	$—	$—
Operating lease obligations (1)	4,706	1,124	1,989	1,593	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet under US GAAP (2)	184	88	96	—	—

Total	$4,909	$1,231	$2,085	$1,593	$—

(1)          Leases of office space and equipment

(2)          Contractual payments under software licenses for internal development use

FACTORS THAT MAY AFFECT FUTURE RESULTS

The following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business:

Our investments in products and companies, including through internal development and acquisition, present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of the investment.

We have made substantial investments in developing and acquiring new products, services and technologies, and have made investments in, and acquisitions of, other companies. We intend to continue to make investments in products, services and technologies, and may in the future acquire or make investments in companies we perceive to be complementary or to have synergies with our business. The risks we may encounter in connection with such investments include:

•

the investment may not further our business strategy, we may pay more than the investment proves to be worth, the technology may not be feasible or may fail to be popular with customers, or economic conditions may change, all of which may diminish the value of the investment to us;

•

we may fail to anticipate new technology development, customer requirements or industry standards, or may be unable to develop or purchase new products, services and technologies that adequately address these developments, requirements or standards in a timely manner;

•	we may have difficulty integrating the acquired entity with our business, marketing and sales strategies;

•	we may have difficulty integrating any acquired technologies, operations or personnel into our existing business and product lines; and

•	our ongoing business may be disrupted by transition or integration issues arising from the investment.

The failure of our investments to produce anticipated benefits may also adversely affect our operating results, as a consequence of amortization of purchased technology and other intangible assets, other acquisition or investment related charges, and impairment charges associated with goodwill or acquired intangible assets. We may be required to record charges for impairment if a product or technology is discontinued, if we pay more than an investment is worth, or if an investment subsequently declines in value. If in future periods we discontinue products, or determine that our remaining goodwill from acquisitions has become further impaired or that our investments have further declined in value, we will be required to record additional charges. Goodwill as of March 31, 2005 was $9.6 million.   Intangibles subject to amortization totaled $8.4 million net value, as of March 31. 2005.

The consideration paid in connection with an investment or acquisition also affects our immediate operating results and financial condition. To the extent we issue shares of stock or other rights to purchase stock, such as options, the stock holdings of existing stockholders will be diluted and earnings per share may decrease. To the extent we pay cash for future investments or acquisitions, our cash reserves will be further reduced and interest income may decline.

We expect our revenue to fluctuate for a number of reasons, and therefore it is difficult to predict our future operating results.

Our revenue and operating results have varied substantially from quarter to quarter in the past and are likely to vary significantly in the future. These fluctuations are due to a number of factors, many of which are outside of our control, including:

•	general economic conditions and the discretionary nature of our customers’ purchasing practices, IT budgets and budget cycles;

•	the timing of new product introductions or enhancements by us, our competitors and our platform vendors, which may result in purchase deferrals by our customers in anticipation of new products;

•	competitive conditions in our industry, including new products, product announcements and special pricing offered by our competitors;

•	our ability to introduce new products and enhancements and the timing of their release;

•	our ability to complete specific sales transactions in a given quarter or fiscal year;

•	fluctuation in the number and size of orders in a quarter; and

•	our ability to recognize revenues from the fees we charge to our customers.

•	a significant portion of our license revenue may be recorded near the end of a quarterly period.

We have experienced seasonality in our license bookings, with the fourth quarter of our fiscal year typically having the largest volume in new license bookings. We believe that this seasonality results from the budgeting, procurement and work cycles of our customers, and from the structure of our direct sales incentive and compensation program. We expect this seasonality to continue in the future.

In addition, the effect of quarterly fluctuations relative to our expectations is increased by the fact that a significant portion of our revenues has historically been generated during the last month of each fiscal quarter, with a substantial portion of sales occurring in the last week and on the last day of the fiscal quarter. Our reliance on a large portion of revenue occurring at the end of the quarter results in uncertainty relating to quarterly revenues, and our forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. We may not learn of shortfalls in revenue or earnings until late in a particular quarter, leaving us unable to proportionately reduce operating expenses for that quarter. These factors increase the chances that our results could diverge from the expectations of investors and securities analysts.

Given the above factors, we believe that quarter-to-quarter financial comparisons may not necessarily be meaningful, and should not be relied upon as single indicators of our future operating results and performance.

Changes in accounting regulations could negatively affect market perception of our results and the way we do business.

The accounting rules applicable to our business have undergone significant changes in recent years, and future changes in accounting regulations and related interpretations and policies, particularly those related to expensing of employee stock options, could cause us to account for our business in ways that may adversely affect our operating results and investor perception of those results. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, currently we apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock-based compensation. Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. A change in accounting rules that would require us to change the way we account for such options to include a deferred compensation liability on our balance sheet and to include the deemed expense associated with such options in our statement of operations may, if adopted, reduce our operating income or increase operating losses as a result of these non-cash expenses. In such an event, investor perception of our results of operations may be adversely affected and our stock price may fall.

Recently enacted and proposed regulatory changes have caused us to incur increased costs and operating expenses, may limit our ability to obtain director and officer liability insurance and may make it more difficult for us to attract and retain qualified officers and directors.

Sarbanes-Oxley and newly proposed or enacted rules of the SEC and Nasdaq have caused us, and we expect will cause us, to incur significant increased costs in the future as we implement and respond to new requirements. In this regard, achieving and maintaining compliance with Sarbanes-Oxley and other new rules and regulations, may require us to hire additional personnel and use additional outside legal, accounting and advisory services.

Failure to satisfy the new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers.

A Large Percentage of Our Stock is Held by One Individual Stockholder and Family

Our former Chairman of the Board, Mr. John J. Moores, owns and/or controls through various family trusts and business entities approximately 44.0% of the issued and outstanding voting securities of NEON.  On any corporate business requiring a shareholder vote for approval, Mr. Moores’ personal investment decision may or may not follow the recommendations of the Board of Directors or management.

The Availability Of Significant Amounts Of Our Common Stock For Sale Could Adversely Affect Its Market Price

If our major stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. A substantial number of sales, or the perception that such sales might occur, also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

We expect to face increasing competition in the future, which could result in loss of market share, decreased prices, reduced gross margins and diminished profits.

The market for mainframe integration software solutions is intensely competitive, and we expect competition to increase in the future. While there are substantial barriers to entry at the low end, we expect to see increasing consolidation in the software industry, including among our competitors, which could increase the resources available to our competitors and the scope of their product offerings. Our competitors and potential competitors may have more name and brand recognition, develop more advanced technology, undertake more extensive sales and marketing campaigns, adopt more aggressive pricing policies and sales terms, and be able to leverage more extensive financial, customer and partner resources.

We also expect future product consolidation to be an important competitive factor, and that competitors may bundle their products with products similar to ours, or incorporate functionality into existing products that could render certain of our products unmarketable or obsolete. For instance, IBM is a competitor for certain of our products and has an established business practice of adding functionality to new versions of its products in ways that can impair the success of formerly complementary products. Customer perception of this pattern could also adversely affect or delay sales of our products.

In addition, our ability to sell our products depends, in part, on the compatibility of our products with other third-party products, such as mainframe operating systems and messaging, Internet and database applications. Some of these third-party software developers may change their products so that they compete with our products or are no longer compatible with our products. In particular, our business continues to be largely focused on the IBM z/OS environment and IBM has typically provided to us pre-release notification of feature enhancements to its products and necessary development tools and information. If IBM stops this practice, we may be unable to coordinate our product offerings with IBM or to otherwise capitalize on new IBM product releases and feature enhancements.

Our Products Could Become Obsolete

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

The majority of NEON’s foreign currency transactions are denominated in the British pounds sterling, the functional currency of NEON Systems (UK) Ltd. As the British pound sterling transactions are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized to foreign currency translation adjustments. During fiscal 2005, 29% of NEON’s sales were denominated in other currencies.  NEON does not currently hedge against these foreign currency transaction risks and believes that foreign currency exchange risk is not significant to its operations, as the related accounts receivable are generally collected within a short time-frame.  As a result of the acquisition of InnerAccess Technologies, Inc. in July 2004, NEON is exposed to operating expenses denominated in the Canadian dollar. Such exposure is primarily limited to cash balances held in Canadian dollars to fund Canadian operations.  Sales transactions related to the technology acquired from InnerAccess are generally denominated in US dollars.

Cash equivalents approximated $9.0 million at March 31, 2005, and were invested in various types of high-grade commercial paper and money securities.  NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2005.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEON SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NEON Systems, Inc.:

We have audited the accompanying consolidated balance sheets of NEON Systems, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEON Systems, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on April 1, 2002.

KPMG LLP

Houston, Texas

June 15, 2005

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of March 31,
	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$13,317	$20,899
Accounts receivable, net of allowance of $85 and $156	5,056	6,150
Note receivable, net (Note 4)	4,260	—
Prepaid and other current assets	899	774

Total current assets	23,532	27,823

Property and equipment, net	725	475
Notes receivable, net (Note 4 and Note 13)	—	7,760
Acquired intangibles, net	8,386	—
Goodwill	9,594
Other assets	550	799
Total assets	$42,787	$36,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$3,385	$3,031
Deferred revenue	7,485	5,750
Total current liabilities	10,870	8,781

Non-current Liabilities:
Deferred revenue	4,138	2,721
Accrued liabilities	678	898
Deferred income taxes	254	—

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2005 and 2004, respectively	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 9,499,544 and 8,914,547 shares issued and outstanding at March 31, 2005 and 2004, respectively	104	98
Additional paid-in-capital	54,708	51,696
Treasury stock, 913,400 shares at cost	(2,649)	(2,649)
Accumulated other comprehensive loss	(418)	(421)
Accumulated deficit	(24,898)	(24,267)
Total stockholders’ equity	26,847	24,457
Commitments and contingencies (Note 5)

Total liabilities and stockholders’ equity	$42,787	$36,857

See Accompanying Notes to Consolidated Financial Statements.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended March 31,
	2005	2004	2003
Revenues:
License	$6,659	$5,306	$7,573
Maintenance	10,414	10,031	9,690
Service	479	43	—
Total revenues	17,552	15,380	17,263

Cost of revenues:
Cost of license	931	84	299
Cost of maintenance	1,618	1,353	1,977
Cost of service	134	—	—
Total cost of revenues	2,683	1,437	2,276

Gross profit	14,869	13,943	14,987
Operating expenses:
Sales and marketing	8,137	6,085	11,107
Research and development	5,092	4,509	4,550
General and administrative	3,944	3,860	6,481
Restructuring costs	—	—	2,918
Loss on disposal	—	—	687
Total operating expenses	17,173	14,454	25,743

Operating loss	(2,304)	(511)	(10,756)
Gain on sale of notes receivable	1,215	—	—
Interest and other income, net	244	275	432
Equity loss in affiliate	—	—	(3,525)
Valuation allowance of note receivable	—	—	(378)

Loss before income taxes and cumulative effect of change in accounting principle	(845)	(236)	(14,227)
Provision (benefit) for income taxes	(214)	—	194
Loss from continuing operations before cumulative effect of change in accounting principle	(631)	(236)	(14,421)
Income (loss) from discontinued operations, net	—	138	(3,451)
Loss before cumulative effect of change in accounting principle	(631)	(98)	(17,872)
Cumulative effect of change in accounting principle	—	—	(1,043)
Net loss	$(631)	$(98)	$(18,915)

Earnings per common share – basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.07)	$(0.02)	$(1.65)
Income (loss) from discontinued operations, net	—	0.01	(0.40)
Loss before cumulative effect of change in accounting principle	(0.07)	(0.01)	(2.05)
Cumulative effect of change in accounting principle	—	—	(0.12)
Net loss	$(0.07)	$(0.01)	$(2.17)

Weighted average shares outstanding:
Basic and diluted	9,230	8,855	8,721

See Accompanying Notes to Consolidated Financial Statements.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Unearned Portion Of Deferred Compensation	Retained Earnings (Deficit)	Total Stockholders’ Equity

Balance at March 31, 2002	$96	$51,233	$(2,649)	$(475)	$(26)	$(5,254)	$42,925
Comprehensive loss:
Net loss	—	—	—	—	—	(18,915)	(18,915)
Foreign currency translation gain	—	—	—	2	—	—	2
Total comprehensive loss	—	—	—	—	—	—	(18,913)
Exercise of stock options	1	29	—	—	—	—	30
Amortization of deferred stock compensation	—	—	—	—	26	—	26
Non-cash compensation charges	—	323	—	—	—	—	323
Balance at March 31, 2003	$97	$51,585	$(2,649)	$(473)	$—	$(24,169)	$24,391
Comprehensive loss:
Net loss	—	—	—	—	—	(98)	(98)
Foreign currency translation gain	—	—	—	52	—	—	52
Total comprehensive loss	—	—	—	—	—	—	(46)
Exercise of stock options	1	111	—	—	—	—	112
Balance at March 31, 2004	$98	$51,696	$(2,649)	$(421)	$—	$(24,267)	$24,457
Comprehensive loss:
Net loss	—	—	—	—	—	(631)	(631)
Foreign currency translation gain	—	—	—	3	—	—	3
Total comprehensive loss:							(628)
Stock issued for acquisition	4	1,462	—	—	—	—	1,466
Warrant issued for acquisition	—	1,454					1,454
Exercise of stock options	2	96	—	—	—	—	98
Balance at March 31, 2005	$104	$54,708	$(2,649)	$(418)	$—	$(24,898)	$26,847

See Accompanying Notes to Consolidated Financial Statements.

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended March 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net loss	$(631)	$(98)	$(18,915)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	393	445	1,658
Amortization of acquired intangibles	899	—	—
Gain on sale of notes receivable	(1,215)	—	—
Income from discontinued operations, net	—	(138)	3,451
Loss on disposal of fixed assets	—	50	—
Cumulative effect of change in accounting principle	—	—	1,043
Deferred tax expense (benefit)	(214)	—	608
Non-cash compensation expense	—	—	349
Impairment of intangibles	—	—	150
Loss on disposal	—	—	687
Equity loss in affiliate	—	—	3,525
Valuation allowance on note receivable	—	—	378
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,358	(2,773)	1,219
Income tax receivable	(40)	1,311	(244)
Pre-paid royalty (related party, Note 4)	—	—	(1,756)
Prepaid and other assets	199	(625)	217
Accounts payable and accrued liabilities	(1,052)	(281)	1,114
Deferred revenue	2,228	2,454	(1,230)

Net cash provided by (used in) operating activities	1,925	345	(7,746)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(437)	(121)	(378)
Purchase of technology	(264)	—	—
Disposal of fixed assets	—	—	117
Acquisitions, net of cash acquired	(13,675)	—	—
Proceeds from sale of notes receivable, net	4,715	—	—
Advances to NESI (related party, Note 4)	—	—	(2,200)
Advances to Scalable Software (related party, Note 4)	—	—	(3,700)
Proceeds from sale of business	—	517	—

Net cash provided by (used in) investing activities	(9,661)	396	(6,161)

Cash Flows from Financing Activities:
Proceeds from exercises of stock options	98	112	30
Payments on debt	(19)	—	—
Net cash provided by (used in) financing activities	79	112	30

Net cash flows from discontinued operations	—	9	(976)

Net increase (decrease) in cash and cash equivalents	(7,657)	862	(14,853)
Effect of exchange rates on cash	75	246	138
Cash and cash equivalents at beginning of year	20,899	19,791	34,506
Cash and cash equivalents at end of year	$13,317	$20,899	$19,791

Supplemental cash flow information:

Cash (paid) received during the year for income taxes	$(40)	$1,420	$—
Cash paid during the year for interest	—	—	—

Noncash investing and financing activities:
Common stock and warrants issued in connection with acquisitions	2,920	—	—
Fair value of net liabilities assumed in acquisitions	1,590	—	—

See Accompanying Notes to Consolidated Financial Statements.

NEON SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

NEON Systems, Inc. and its subsidiaries (collectively, “NEON” or the “Company”) develops, markets and supports software products for the IBM mainframe platform. NEON’s primary products provide a unified mainframe integration platform for modern Service-Oriented Architectures and emerging Event-Driven Architectures.  Such products provide access and integration of IBM mainframe data and applications from standard application client environments, including the Internet, application platforms, and client/server systems.

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

Cash and Cash Equivalents

Cash and cash equivalents of $13.3 million and $20.9 million at March 31, 2005 and 2004, respectively, consist of cash in banks and interest-bearing deposits and securities with an initial term of less than three months.  For purposes of the consolidated balance sheets and statements of cash flows, NEON considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is NEON’s best estimate of the amount of probable credit losses in the existing accounts receivable.  NEON determines the allowance based on specific accounts receivable as well as historical write-off experience.  NEON reviews its allowance for doubtful accounts periodically.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  NEON does not have any off-balance-sheet credit exposure related to its customers.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated on the straight-line method for property and equipment over the estimated useful lives of the assets, generally three to seven years, of the various classes of property.  Total depreciation for the years ended March 31, 2005, 2004 and 2003 was $393,000, $445,000 and $1.7 million, respectively, which has been allocated to components of operating expense each year.

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

The determination of the recorded value of amortizable intangible assets involves certain judgments and estimates.  In order to calculate the value of acquired core technology and customer relationships for the InnerAccess and ClientSoft acquisitions, NEON utilized cost-to-build estimates to value the acquired technology and estimates of future income to value the acquired customer relationships. The judgments utilized in these calculations included, but were not limited to, personnel costs associated with software development, the expected future cash flows associated with existing customers and a discount rate.  The value of an amortizable intangible asset is amortized to expense in the statement of operations on a straight-line basis over the estimated useful life.  The estimated useful life is determined by management considering, among other things, expected use, any applicable legal provisions, expected technological development, expected demand and other company-specific, economic or other external factors.  Amortizable intangible assets are reviewed for impairment when factors indicate that the carrying amount may not be recoverable.  An impairment loss is recognized when the carrying amount exceeds estimated fair value.

Preferred Stock

NEON’s Board of Directors has the authority, without further action by the stockholders, to issue up to 10 million shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by stockholders.  As of March 31, 2005, NEON had not issued any preferred stock.

Foreign Currency Translation

At March 31, 2004, NEON had international subsidiaries in the United Kingdom, Germany and Australia with functional currencies in the British pound sterling, the Euro and the Australian dollar, respectively.  At March 31, 2005, NEON’s only significant international operations were in the United Kingdom and in Canada, for which the home currency is the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates prevailing during the period. The adjustments resulting from translating the financial statements of the international subsidiaries are reflected as a cumulative translation adjustment included in stockholders’ equity as a component of accumulated other comprehensive loss.

Revenue Recognition

Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4) and Statement of Position 98-9 (SOP 98-9). NEON adopted SOP 97-2 effective July 1, 1997, SOP 98-4 effective March 31, 1998 and SOP 98-9 effective April 1, 1999. NEON believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4 and SOP 98-9. Revenues from software license sales are recognized when all of the following conditions are met: a non-cancelable license agreement has been obtained, the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; no other significant vendor obligations exist; and vendor-specific objective evidence exists to allocate the total fee to each element of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately. All elements of each order are valued at the time of revenue recognition. NEON will defer license revenue for all delivered elements associated with a sales arrangement, if vendor-specific objective evidence cannot be established for each undelivered element. License revenues generally include software maintenance agreements for the first year following the date of sale. In such cases, revenues are allocated between license and maintenance revenues based on the residual method provided by SOP 98-9. Deferred revenue is generally based on vendor-specific objective evidence of the fair value of maintenance with the remaining portion of the total arrangement value allocated to license revenues. If vendor-specific objective evidence cannot be established for deferred revenue, then the value of the sales arrangement is amortized ratably on a straight-line basis over the contract term. Revenues from first-year maintenance agreements and separately priced software maintenance agreements for subsequent years are deferred and recognized ratably on a straight-line basis over the maintenance period. NEON also markets and sells its products through independent distributors and resellers. License and maintenance revenues from these transactions are recognized as above, when sold to the ultimate end user and all of the above conditions are met. NEON also provides consulting services, which are recognized as the services are performed. Consulting services primarily consist of implementation services related to our products. NEON’s consulting services do not include the customization of its underlying software code.

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

Income Taxes

NEON accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in NEON’s financial statements or tax returns. Deferred income tax assets and liabilities are determined using enacted tax rates based on the temporary differences between the financial statement and tax bases of assets and liabilities by separately evaluating each taxation jurisdiction in which the company operates.

Comprehensive Income

NEON adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), Comprehensive Income, beginning with NEON’s first quarter of fiscal year 1999. The components of comprehensive income include net income, foreign currency translation gains and losses, and unrealized gains and losses on debt securities.  During fiscal year ended March 31, 2005, all of the other comprehensive loss related to foreign currency translation losses.

Per Share Information

Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options and convertible preferred stock for the diluted computation.

A reconciliation of the numerators and denominators of the basic and diluted per share computation is as follows:

	Years Ended March 31,
	2005	2004	2003
Net loss before cumulative effect of change in accounting principle	$(631)	$(98)	$(17,872)
Cumulative effect of change in accounting principle	—	—	(1,043)
Net loss	$(631)	$(98)	$(18,915)

Weighted average of common shares outstanding during the period:

Basic	9,230	8,855	8,721
Dilutive stock options	—	—	—
Diluted	9,230	8,855	8,721

Loss per common share – Basic and Diluted	$(0.07)	$(0.01)	$(2.17)

Outstanding options to purchase 2.8 million, 2.6 million and 3.0 million shares of common stock were excluded from the respective computation of diluted earnings per share for the years ended March 31, 2005, 2004 and 2003, respectively, as NEON had a loss for each of the three periods.  Also excluded from the computation of diluted earnings per share for the year ended March 31, 2005 was a warrant to acquire up to 1.1 million shares of NEON common stock at a price of $4.80 per share.  This warrant was issued in conjunction with the acquisition of ClientSoft.

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

	Years Ended March 31,
	2005	2004	2003
Net loss, as reported	$(631)	$(98)	$(18,915)
Add stock-based employee compensation expense included in reported net loss	—	—	349
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	1,327	1,105	3,147

Pro forma net loss	$(1,958)	$(1,203)	$(21,713)

Loss per share – basic and diluted:
As reported	$(0.07)	$(0.01)	$(2.17)
Pro forma	$(0.21)	$(0.14)	$(2.49)

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

New Accounting Pronouncements

The pro-forma effects of the adoption of SFAS No. 142 on net loss and loss per share for NEON for the fiscal year ended March 31, 2003 is as follows (in thousands, except per share data):

Net loss as reported	$(18,915)
Add back: Cumulative effect of change in accounting principle	1,043
Add back: Amortization of goodwill	—
Adjusted net loss	$(17,872)
Loss per share –Basic
Loss per share, as reported	$(2.17)
Add back: Cumulative effect of change in accounting principle	0.12
Add back: Amortization of goodwill	—
Pro-forma loss per share	$(2.05)
Loss per share -Diluted
Loss per share as reported	$(2.17)
Add back: Cumulative effect of change in accounting principle	0.12
Add back: Amortization of Goodwill	—
Pro-forma loss per share	$(2.05)

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123, as revised, Share-based Payment (FAS 123(R)).  On April 15, 2005, the Securities and Exchange Commission (SEC) issued a final rule entitled Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” The SEC rule does not modify the accounting standard, but delays the effective date for some registrants.  The provisions of the SEC rule and implementation of FAS 123(R) are effective for SEC filings for the first interim period of the first fiscal year beginning after June 15, 2005.  FAS 123(R) requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on grant date fair values of the awards, adjusted to reflect actual forfeitures and the outcome of certain other conditions. The fair value is generally not re-measured, except in limited circumstances, or if the award is subsequently modified.  The statement will require NEON to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided. This will change current practice as, upon adoption, NEON must cease using the intrinsic value method of accounting, currently permitted by APB 25, that resulted in no expense for most of the Company s stock option awards.

NEON will adopt the provisions of the statement as of April 1, 2006.  The standard will require NEON to recognize compensation expense in future periods as stock options granted prior to adoption of the standard continue to vest over time. Adoption of the standard will likely have a material impact on the results of operations.  However, the impact of adoption will depend on levels of share-based payments granted in the future.  Additionally, NEON is still evaluating the most appropriate method of valuing its share-based employee payments.  The Company currently uses the Black-Scholes option pricing model to value its awards.  Selection of a different valuation model could result in a different fair value measure than that determined by the previously used pricing model.

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

On January 28, 2002, the Board of Directors adopted the 2002 Stock Plan, and reserved 2.0 million shares of NEON common stock for issuance under the 2002 Stock Plan plus (a) any shares of NEON common stock that were reserved but not issued under our 1999 Long-Term Incentive Plan as of the date of stockholder approval of the 2002 Stock Plan, (b) any shares of NEON common stock returned to the 1999 Long-Term Incentive Plan as a result of termination of options or repurchase of shares of NEON common stock issued under the 1999 Long-Term Incentive

Plan and (c) annual increases on the first day of each fiscal year, beginning April 1, 2003, equal to the lesser of (i) 750,000 shares of NEON common stock, (ii) 5% of the outstanding shares of NEON common stock on such date or (iii) a lesser amount determined by our Board of Directors. The 2002 Stock Plan replaces the 1999 Long-Term Incentive Plan. On March 26, 2002, the stockholders of NEON approved the 2002 Stock Plan at NEON’s Annual Meeting of Stockholders.  As of March 31, 2005, the total outstanding stock options and additional stocks options available for grant under the 2002 Stock Plan were 1.7 million and 1.2 million, respectively.

On January 28, 2002, the Board of Directors adopted the 2002 Director Option Plan. The 2002 Director Option Plan is intended to replace the Stock Option Plan for Non-Employee Directors, which the Board of Directors terminated after approval of the 2002 Director Option Plan.  The Board of Directors has reserved a maximum of 250,000 shares of NEON common stock for issuance under the 2002 Director Option Plan plus (a) any shares of NEON common stock which had been reserved but not issued under the Stock Option Plan for Non-Employee Directors as of the date of stockholder approval of the 2002 Director Option Plan, (b) any shares of NEON common stock returned to the Stock Option Plan for Non-Employee Directors as a result of termination of options or repurchase of shares issued under the Stock Option Plan for Non-Employee Directors, and (c) annual increases on the first day of each fiscal year, beginning on April 1, 2003, equal to the lesser of (i) 2% of the outstanding shares of NEON common stock on such date or (ii) an amount determined by our Board of Directors.  On March 26, 2002, the stockholders of NEON approved the 2002 Director Option Plan at the NEON Annual Meeting of Stockholders.  At the conclusion of the Annual Meeting on March 26, 2002, options to purchase 188,000 of the available 305,000 share option pool were issued as initial options to Non-Employee Directors who had served in any of the previous three fiscal years.  On December 8, 2002, David F. Cary and Loretta Cross were appointed independent directors to NEON’s Board of Directors.  In connection with such appointment, they were granted 12,500 initial options under the 2002 Director Option Plan.  At the conclusion of the Annual Meeting of Stockholders on September 22, 2003, options to purchase 50,000 of the available 92,500 share option pool were issued as annual options to Non-Employee Directors who had served as such during the prior six-month period.  On September 20, 2004, options to purchase 50,000  shares of the available option pool were issued as annual options to Non-Employee Directors.  As of March 31, 2005, there were 424,000 stock options available for grant under the 2002 Director Option Plan.

Prior to NEON’s initial public offering in March 1999, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes model. The weighted average fair market value of an option granted during 2005, 2004 and 2003 was $2.23, $3.20, and $2.39, respectively.

The following range of assumptions was used to perform the calculations:

	For the year ended March 31,
	2005	2004	2003
Expected life of options (years)	5.0	5.0	5.0
Risk free interest rate	3.6%	3.0%	3.0%
Expected volatility	76.7%	79.1%	103.0%

Zero dividend yield was assumed in each of the three years, as NEON does not pay dividends on its stock.

Stock option activity during the years ended March 31, 2005, 2004 and 2003 is as follows (all share amounts are in thousands):

	Number of Shares	Weighted Average Exercise Price

Balance at March 31, 2002	2,770	$8.46
Granted	1,508	3.15
Exercised	(92)	.32
Forfeited	(1,228)	7.53

Balance at March 31, 2003	2,958	$6.71
Granted	527	4.11
Exercised	(150)	7.56
Forfeited	(745)	8.05
	2,590
Balance at March 31, 2004
Granted	922	$3.47
Exercised	(178)	0.55
Forfeited	(524)	6.06

Balance at March 31, 2005	2,810	$5.68

	Options Outstanding
			Weighted	Options Exercisable
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Exercisable	Price

$0.02 - $4.00	1,738	$3.20	8.01	717	$2.95
$4.01 - $8.00	484	4.53	7.34	135	4.96
$8.01 - $12.00	151	8.36	6.75	133	8.38
$12.01 and above	437	15.87	4.59	437	15.87
	2,810	5.68	7.29	1,422	$7.62

At March 31, 2005, 2004 and 2003, there were 1.4 million, 1.5 million, and 1.5 million options exercisable, respectively, at weighted average exercise prices of $7.62, $7.89, and $8.77, respectively.

NOTE 3 — INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Years Ended March 31,
	2005	2004	2003

Current taxes:
United Stated Federal	$—	$—	$(414)
Foreign	—	—	—
Total current taxes	—	—	(414)
Deferred taxes:
United Stated Federal	—	—	608
Foreign	(214)	—	—
Total deferred taxes	(214)	—	608

Income tax provision (benefit)	$(214)	$—	$194

For the years ended March 31, 2005, 2004 and 2003, NEON’s effective income tax rate differed from the statutory tax rate as follows:

	Years ended March 31,
	2005	2004	2003
Statutory tax rate	(34)%	(34)%	(34)%
Change in valuation allowance	12	(1,523)	33
R & E and AMT Credits	—	—	(1)
Equity loss in Scalable Software	—	—	7
Compensation expense for which no benefit was provided	—	1,580	—
Non-deductible expenses and other	(3)	(23)	(4)
Effective tax rate	(25)%	—%	1%

As of March 31, 2005 and 2004, deferred tax balances were as follows:

	As of March 31,
	2005	2004
Deferred tax assets:

Net operating loss carryforwards	8,538	7,503
Capital loss carryforward	1,769	—
Notes receivable	1,597	3,814
Research and AMT tax credits	778	615
Goodwill	559	618
Other	456	365
Total deferred tax assets	13,697	12,915
Valuation allowance	(13,014)	(12,915)
Total	683	—

Deferred tax liabilities:

Intangible assets	(956)	—
Other	(6)	—
Total	(962)	—

Net deferred tax liability	$(279)	$—

As of March 31, 2005, NEON has a net operating loss carry-forward for income tax purposes of $23.6 million that is available to offset future taxable income, if any. The net operating loss carry-forward consists of $19.8 million in the United States, $1.4 million in the United Kingdom, $600,000 in Canada and $1.7 million in Germany. The net operating loss carry-forwards in the United Kingdom and Germany carry forward indefinitely. The net operating loss carry-forwards for the United States and Canada begin expiring in 2020 and 2008, respectively.  Additionally, NEON has a United States loss carryforward of $4.8 million available to offset future capital gains.  Although the net deferred taxes recognized at March 31, 2004 have not changed, certain 2004 amounts have been reclassified to be consistent with the 2005 presentation.

In assessing the realizability of net deferred tax assets in each taxation jurisdiction, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  This assessment may result in recording a valuation allowance.  Due to the Company’s history of operating losses, as of March 31, 2005 and 2004, management determined that it was not more likely than not that the Company would be able to realize the benefits of its net deferred tax assets in the United States, the United Kingdom and Germany. Therefore, management has recorded a valuation allowance to fully reserve the net deferred tax assets in these countries.

As of March 31, 2005, NEON has net deferred tax liabilities in Canada, resulting largely from non-deductible acquired intangibles.  The deferred tax benefit of $214,000 in fiscal 2005 relates to the reversal of a portion of the net deferred tax liabilities in Canada.

NOTE 4 — RELATED PARTY TRANSACTIONS

Certain former members of NEON’s Board of Directors and certain former executive officers of NEON were shareholders and/or directors in other companies with which NEON had investments.  Transactions between NEON and these other companies are described below. The directors and officers involved in such transactions are no longer officers and directors of NEON.

NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation)

NEON entered into a Termination and Customer Support Agreement on August 14, 2002, which terminated a distribution agreement with Peregrine/Bridge Transfer Corporation, a database software company whose sole stockholder is an affiliate of John J. Moores, NEON’s largest shareholder and its former Chairman of the Board of Directors. PBTC subsequently changed its name to NEON Enterprise Software, Inc. (“NESI”).

In connection with the closing of the Termination and Customer Support Agreement in August 2002, NESI issued two promissory notes to NEON in the aggregate principal amount of $6.6 million, each secured by all of the intellectual property of NESI (“NESI IP”). On the closing of the transaction in August 2002, NEON recorded the notes receivable from NESI at the estimated fair value, which was calculated at $4.3 million.  As a result of the Termination Agreement, NEON recorded a loss on disposal of $687,000.  NEON evaluated the NESI IP on a quarterly basis to determine the note’s net realizable value. Accordingly, NEON will adjust the carrying value of the note if the net realizable value is determined to be below the carrying value. NEON had an external valuation of its notes receivable due from NESI as of March 31, 2004 and has determined that no further impairment of the note is required.

Subsequent to the end of the 2005 fiscal year, NEON sold the NESI Notes to John J. Moores on April 15, 2005.  Mr. Moores paid NEON $4.35 million on April 15, 2005 and issued a personal promissory note in the amount of $2.2 million to NEON.  Such promissory note will bear interest of 4.0% per annum and will be payable at a rate of $250,000 quarterly on the 15th day of the first month of each subsequent calendar quarter.   NEON expects to record a gain on sale during the first quarter of fiscal 2006 for proceeds of the cash payment, net of direct costs, in excess of the recorded value of the notes.  NEON expects that proceeds from the unsecured installment promissory note will be recorded as gain on sale as received.

Scalable Software, Inc.

Scalable Software, Inc. (Scalable Software), a Houston-based provider of software solutions for IT portfolio management, is a company founded by Louis R. Woodhill, who served as NEON’s Chief Executive Officer from October 2001 until March 2003. Several former members of NEON’s Board of Directors, including Louis R. Woodhill, John J. Moores, Peter Schaeffer, Charles E. Noell III and Jim Woodhill, had or have a financial interest in Scalable.

In June 2002, NEON obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON provided $6.0 million in bridge financing to Scalable during fiscal 2002 and 2003, in addition to $3.5 million previously loaned to Scalable Software that was secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing had a 36-month term and did not bear interest during the term of the two-year option to acquire Scalable Software, which expires June 26, 2004. The $6.0 million loan was secured by all of the intellectual property rights of Scalable Software. As of January 2003, Scalable Software had exhausted its credit facility with NEON. Scalable Software asked for and received waivers of NEON’s right of first refusal with respect to additional venture capital bridge financing.

On June 9, 2004, NEON entered into a Note Purchase Agreement with JMI Services, Inc., the largest shareholder of Scalable Software, to sell the $3.5 million guaranteed note and the $6.0 million secured note issued by Scalable Software to NEON for a cash purchase price of $4.8 million.  NEON recognized a gain of $1.2 million as a result of net cash proceeds in excess of the recorded book value of the notes. JMI Services is an affiliate of John J. Moores, NEON’s largest shareholder.  The proposed sale of the Scalable Software notes was reviewed and approved by the Special Committee of the Board of Directors, consisting of “independent” and disinterested directors, and finally by the full Board of Directors, no member of which was an interested or related party of either JMI Services, Inc. or Scalable Software.  The Board requested and received a fairness opinion from Avail Consulting, Inc., a Houston, Texas based independent valuation and financial consultant, stating that the transaction was fair to the stockholders of NEON from a financial standpoint and recommending that the Board accept the purchase offer made by JMI Services, Inc.  Based on such fairness opinion, consideration of possible decline in the value of the underlying security for the secured note and the potential expense of collection efforts when the notes matured in June 2005, the Board approved the sale of the NESI Notes to JMI Services, Inc. Closing of the transaction occurred on June 17, 2004.

During the period in which NEON was advancing funds to Scalable, which ended January 2003, NEON accounted for its investment in Scalable using the modified equity method of accounting. Under this method of accounting, NEON recognized $3.5 million in losses, which represented 100% of losses to the extent of advances made in excess of the guaranteed amount.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Operating Leases and Contractual Cash Obligations

NEON leases office space and computer software under operating lease commitments through fiscal 2010. As discussed in Note 6 below, as of March 31, 2005, NEON has accrued a portion of these future lease commitments as restructuring expense since the company is no longer utilizing the facilities as a result of its corporate reorganization.  The following table summarizes our contractual cash obligations as of March 31, 2005:

	As of March 31, 2005
	2006	2007	2008	2009	2010	Thereafter	Total

Long-Term Debt	$19	$—	$—	$—	$—	$—	$19
Operating leases (1)	1,124	1,006	983	813	780	—	4,706
Facility subleases (2)	(139)	(62)	(60)	—	—	—	(261)
Other (3)	88	96	—	—	—	—	184

Net total	$1,092	$1,040	$923	$813	$780	$—	$4,648

(1)          Leases of office space and equipment

(2)          Subleases of vacated office space in the United States and the United Kingdom

(3)          Contractual payments under software licenses internal development use

Total rent expense under all operating leases was $902,000, $904,000 and $1.5 million in the years ended March 31, 2005, 2004 and 2003, respectively. Payments received resulting from vacated facilities that were subsequently subleased during 2005, 2004 and 2003 were $158,000, $148,000 and $139,000, respectively.

Litigation

On January 29, 2003, NEON received notification that it had been sued in Fort Bend County, Texas for alleged tortious interference with contract, tortious interference with prospective business relations and unfair competition in a lawsuit styled Phoenix Network Technologies (Europe) Limited vs. NEON Systems, Inc. and Computer Associates International Inc., 400th District Court, Ft. Bend County, Richmond, Texas, Cause Number 03-CV-127800. On October 27, 2003, the court granted NEON’s motion to dismiss the case.  Phoenix Network Technologies has appealed this decision, and NEON will continue to defend this action.  Oral arguments were heard on PNTE’s appeal on May 31, 2005.  Aside from these actions, NEON is not involved in any current claim or legal action other than those arising in the ordinary course of business.

NOTE 6 – RESTRUCTURING CHARGES AND OTHER EXIT ACTIVITIES

During the year ended March 31, 2005, NEON recorded severance charges related to streamlining the organization after the acquisitions of InnerAccess Technologies and ClientSoft. Charges of $206,000, $20,000 and $4,000 are reflected in Sales and Marketing, Research and Development and General and Administrative expenses, respectively, in the accompanying consolidated statement of operations.  During fiscal 2005, NEON also renegotiated the lease of previously vacated United States corporate office space and subleased its vacated office space in the United Kingdom, which resulted in a reduction of $446,000 in its previously accrued restructure liability. This reduction was included in General and Administrative expense in fiscal 2005. The expense related to the original accrual of the liability was reflected in Restructuring costs in fiscal 2003. During the year ended March 31, 2004, NEON incurred charges of $237,000, primarily related to severance associated with the elimination of direct sales operations in two foreign locations. These charges are reflected in General and Administrative expense.  During fiscal 2003, NEON incurred restructuring charges of $2.9 million. The charges primarily related to future losses from leases of vacated facilities associated with a corporate reorganization, as well as some severance and non-cash stock compensation costs related to the termination of the distribution agreement with NEON Enterprise Software, Inc. and are reflected as Restructuring costs in the accompanying consolidated statement of operations

NEON has not been able to sublease a portion of the vacated facilities for the duration of the lease commitment, and therefore, has accrued costs related to this unused portion of the future lease commitments. Securing sublease of additional portions of the facilities or renegotiation of existing leases in the future may result in reversal of this accrual.

The following table provides a roll forward of the accrual balance for the three years ended March 31, 2005 (in thousands):

	Vacated Facilities	Severance and Other	Total

Balance March 31, 2002	$338	$—	$338
Fiscal 2003 charges	1,819	1,007	2,826
Amounts paid	(138)	(858)	(996)
Adjustments and other	—	—	—
Balance March 31, 2003	2,019	149	2,168
Fiscal 2004 charges	33	204	237
Amounts paid	(631)	(298)	(929)
Adjustments and other	95	(17)	78
Balance March 31, 2004	1,516	38	1,554
Fiscal 2005 charges (reversals)	(446)	230	(216)
Amounts paid	(400)	(38)	(438)
Adjustments and other	112	—	112
Balance March 31, 2005	$782	230	$1,012

Of the $1.0 million balance at March 31, 2005, $782,000 consists of future cash payments for vacated facilities that will be paid through 2010. The remaining $230,000 consists primarily of severance cost to be paid during fiscal 2006.  Of the total liability, $386,000 and $626,000 are reflected in current and non-current accrued liabilities, respectively.  NEON does not expect to incur significant future costs in addition to those previously accrued, related to these restructuring activities.

Other adjustments to the balance for the year ended March 31, 2005 relate primarily to the effects of accretion of the present value of accrued lease obligations as well as currency translation on foreign balances.

NOTE 7 —  VARIABLE INTEREST ENTITIES

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

NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation)

On August 14, 2002, NEON entered into a Termination and Customer Support Agreement with Peregrine/Bridge Transfer Corporation, now named NEON Enterprise Software, Inc. (“NESI”), which terminated a distribution agreement for NESI software.  NESI is a privately owned mainframe software development company employing approximately 50 people, whose sole stockholder is an affiliate of John J. Moores, NEON’s former Chairman of the Board of Directors.

As of March 31, 2005, NESI had issued promissory notes payable to NEON (“NESI Notes”) in the aggregate principal amount of approximately $6.58 million, secured by all of the intellectual property of NESI (“NESI IP”).

Subsequent to the end of the fiscal year, NEON sold the NESI Notes to John J. Moores on April 15, 2005.  Mr. Moores paid NEON $4.35 million on April 15, 2005 and issued a personal promissory note in the amount of $2,234,028 to NEON.  Such promissory note will bear interest of 4.0% per annum and will be payable at a rate of $250,000 quarterly on the 15th day of the first month of each subsequent calendar quarter.

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

NOTE 8 — OPERATIONS BY GEOGRAPHIC LOCATION AND BUSINESS AND CREDIT CONCENTRATIONS

The table below summarizes selected financial information with respect to NEON’s operations by geographic location. NEON’s United Kingdom operations accounted for the majority of total European revenues in fiscal 2005, 2004 and 2003. NEON’s U.S. operations accounted for the majority of North American revenues in fiscal 2005, 2004 and 2003.

NEON did not have any customers, individually that accounted for 10% or more of consolidated revenue in fiscal 2005, 2004 or 2003.

NEON had one customer at March 31, 2005 and another customer at March 31, 2004 that accounted for 43% and 51%, respectively, of total outstanding net trade accounts receivable.  Each of these large receivables was collected immediately after year-end.  The table below summarizes NEON’s revenues by geographic location (in thousands):

	Years Ended March 31,
	2005	2004	2003
Revenues:
North America	$12,530	$10,369	$12,604
United Kingdom	4,728	4,503	3,967
Other	294	508	692
	$17,552	$15,380	$17,263

Operating loss:
North America	$(4,830)	$(2,635)	$(10,563)
United Kingdom	2,444	2,150	168
Other	82	(26)	(361)
	$(2,304)	$(511)	$(10,756)

Long-lived assets:
North America	$18,916	$976
United Kingdom	339	298
Other	—
	$19,255	$1,274

NOTE 9 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly information with respect to NEON’s results of operations for the fiscal years 2005 and 2004. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	Fiscal Year 2005 Quarter
(In Thousands, Except Per Share Data)	1st	2nd	3rd	4th

Revenues	$3,571	$3,756	$4,702	$5,524
Gross Profit	3,175	3,219	4,011	4,464
Net income (loss)	967	(566)	(117)	(915)
Earnings (loss) per common share:
Basic	$0.11	$(0.06)	$(0.01)	$(0.10)
Diluted	$0.10	$(0.06)	$(0.01)	$(0.10)

	Fiscal Year 2004 Quarter
	1st	2nd	3rd	4th

Revenues	$4,140	$3,588	$3,646	$4,006
Gross Profit	3,683	3,227	3,303	3,730
Net income (loss)	155	37	(308)	18
Earnings (loss) per common share:
Basic	$0.02	$—	$(0.03)	$—
Diluted	$0.02	$—	$(0.03)	$—

NOTE 10 — DISCONTINUED OPERATIONS

In December 2000, NEON completed the acquisition of rights to certain products and intellectual property (the iWave products) from Sterling Software.   As a result of changes to NEON’s estimate of future cash flows attributable to NEON’s iWave products, NEON performed impairment tests on these assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated future cash flows expected to result from the use of the asset are less than the carrying amount of the asset, an impairment loss is recognized. NEON recorded an impairment charge of $1.3 million during fiscal 2003, associated with iWave products.

On June 20, 2003, NEON entered into an Asset Purchase Agreement with an unrelated party. As a result of the transaction, NEON recognized a gain on the sale of the iWave assets of $382,000, net of closing expenses during fiscal 2004.  The results of operations related to iWave included revenues of $194,000 and $1.3 million for fiscal years 2004 and 2003, respectively. Operating losses associated with the iWave product line were classified as discontinued operations and represented $244,000 and $3.5 million in fiscal 2004 and 2003, respectively. The impairment charges are included in the loss from discontinued operations.

NOTE 11 – BUSINESS COMBINATIONS

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

Purchase Price:

NEON paid a total purchase price of approximately $4.5 million for 100% of the outstanding common stock of InnerAccess. The assessed fair value of the NEON restricted common stock issued, $1.5 million, was based on the average market price of NEON common stock for the period beginning two trading days before and ending two trading days after July 14, 2004, the announcement date of the acquisition. The components of the purchase price for the acquisition are as follows (in thousands):

Cash	$2,415
Fair value of NEON common stock to be issued	1,466
Direct acquisition costs	595
Total purchase price	$4,476

Condensed Balance Sheet:

Under the purchase method of accounting, the total purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the date of acquisition. The valuation of the identifiable intangible assets acquired reflects management’s estimates based on, among other factors, a valuation of the intangible assets prepared by an independent third party.  Based on the purchase price and the valuations, the purchase price allocation, subject to completion of final analysis, is as follows (in thousands):

Cash	$259
Tangible assets	567
Amortizable intangible assets:
Core technology	2,600
Maintenance contracts/customer relationships	660
Goodwill	2,067
Total assets acquired	6,153
Liabilities assumed	1,677
Net assets acquired	$4,476

Approximately $3.3 million has been allocated to amortizable intangible assets consisting of existing technology, maintenance contracts and customer relationships. An estimated $2.1 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and amortizable intangible assets acquired. Included in liabilities assumed is $471,000 of severance related charges associated with reduction in force of the acquired enterprise.  Of this amount $272,000 remains as a liability as of March 31, 2005 and is expected to be paid during fiscal 2006.

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

The transaction contemplated was evidenced by an Asset Purchase Agreement among NEON, ClientSoft, a Delaware corporation and U.S. Bank, National Association, as escrow agent (the “Asset Purchase Agreement”). Approximately $2.3 million of the cash and the Warrant were placed in escrow at closing. The Warrant is exercisable in whole or in part at any time prior to or on June 13, 2008. The exercise price per share of the Warrant is $4.80, which is the closing price per share of NEON common stock on the NASDAQ Stock Market on December 13, 2004, multiplied by 1.33.  In connection with the asset purchase, NEON added approximately 25 former ClientSoft employees.  NEON now has approximately 100 employees worldwide. In connection with the issuance of the Warrant, NEON entered into a registration rights agreement with ClientSoft. In accordance with the registration rights agreement, NEON shall use commercially reasonable efforts to register the underlying shares as soon as practicable following the Company’s filing of its annual report on Form 10-K for the fiscal year ended March 31, 2005.  NEON will complete a shelf registration statement on Form S-3 to register the shares of Common Stock underlying the Warrant for resale by the holder(s) of the Warrant.  The results of the acquired operations are included in the consolidated results of operations from the period from the date of acquisition through December 31, 2004.

Purchase Price:

NEON paid a total purchase price of approximately $12.6 million for the net assets acquired from ClientSoft. The estimated fair value of the NEON warrant issued of $1.5 million was determined by an independent third party using the Black-Scholes option pricing model.  Components of the total purchase price for the acquisition are as follows (in thousands):

Cash	$10,500
Fair value of NEON warrant issued	1,454
Direct acquisition costs	694

Total purchase price	$12,648

Condensed Balance Sheet:

Under the purchase method of accounting, the total purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the date of acquisition. The valuation of the identifiable intangible assets acquired reflects management’s estimates based on, among other factors, a valuation of the intangible assets prepared by an independent third party.  The purchase price allocation is as follows (in thousands):

Tangible assets	89
Amortizable intangible assets:
Core technology	4,500
Maintenance contracts/customer relationships	1,100
Goodwill	7,528
Total assets acquired	13,217
Liabilities assumed	569
Net assets acquired	$12,648

Approximately $5.6 million has been allocated to amortizable intangible assets consisting of existing technology, maintenance contracts and customer relationships. Approximately $7.5 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and amortizable intangible assets acquired.

Pro Forma Information (Unaudited):

The following unaudited pro forma information presents the consolidated operating results of NEON as if the acquisitions of InnerAccess and ClientSoft had occurred at the beginning of the fiscal period presented:

Results of Operations:

	For the Years Ended,
	3/31/05	3/31/04

Total revenues	$21,131	$22,139

Net loss	(2,108)	(2,598)

Earning per share:
Basic	$(0.23)	$(0.28)
Diluted	$(0.23)	$(0.28)

Weighted-average shares outstanding:
Basic	9,346	9,262
Diluted	9,346	9,262

NOTE 12 – GOODWILL AND INTANGIBLE ASSETS

Goodwill:

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), purchase price in excess of the fair values of acquired tangible and amortizable intangible net assets has been classified as goodwill.  The acquired goodwill, although not subject to regular amortization, will be assessed for impairment on an annual basis, or sooner if factors indicate such is necessary.  Goodwill acquired in the InnerAccess and ClientSoft transactions was $2.1 million and $7.5 million, respectively.  The $7.5 million of goodwill related to the ClientSoft acquisition is expected to be deductible for tax purposes (see Note 3 – Income Taxes).  NEON reports one operating segment, and that operating segment has been identified as the reporting unit for the purpose of assessing future impairment of the acquired goodwill.  Goodwill values depend on the finalization within the allocation period of estimates related to preacquisition contingencies.

Intangible Assets:

The components of identifiable intangible assets acquired in the InnerAccess and ClientSoft transactions are as follows (in thousands):

	Fiscal 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
InnerAccess:
Core technology	$2,600	$372	$2,228
Maintenance contracts/customer relationships	660	94	566
Total	$3,260	$466	$2,794
ClientSoft:
Core technology	$4,500	$263	$4,237
Maintenance contracts/customer relationships	1,100	64	1,036
Total	$5,600	$327	$5,273

Total intangibles	$8,860	$793	$8,067

These identifiable intangible assets are amortized using the straight-line method over an estimated five-year life. No significant residual value is estimated for the intangible assets.

In addition to those intangible assets acquired by business combination, NEON acquired certain software code at a cost of $426,000 in April 2004.  The asset, net of accumulated amortization, is classified as acquired intangibles in the accompanying unaudited consolidated balance sheet, and has been assigned a useful life of four years.  Amortization expense, calculated on a straight-line basis, is presented as cost of license in the accompanying unaudited consolidated statements of operations and represented $106,000 in fiscal 2005.

Amortization expense during fiscal 2005 was $899,000, and is presented as Cost of license in the accompanying consolidated statements of operations.  The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2006	2007	2008	2009	2010	Thereafter	Totals
Amortization expense	$1,878	$1,878	$1,878	$1,772	$980	$—	$8,386

NOTE 13 -  SUBSEQUENT EVENTS

On April 15, 2005, NEON entered into a Note Purchase Agreement with John J. Moores, NEON’s largest shareholder and its former Chairman of the Board, to sell the $3.0 million and the $3.58 million secured promissory notes issued to NEON by Peregrine/Bridge Transfer Corporation, now known as Neon Enterprise Software, Inc.  Mr. Moores is an affiliate of Neon Enterprise Software, Inc.  In consideration for the sale of such notes, Mr. Moores delivered to NEON $4.35 million in cash and a non-negotiable, unsecured promissory note from Mr. Moores to NEON in the original principal amount of $2.2 million.  Such note will accrue simple interest at a rate of 4.0% per annum, and provides that Mr. Moores will pay NEON $250,000 per quarter until the principal and interest is paid in full.  The purchase of the Neon Enterprise Software notes was reviewed and approved by NEON’s Board of Directors and the transaction was closed on April 15, 2005.  NEON expects to record a gain on sale during the first quarter of fiscal 2006 for proceeds of the cash payment, net of direct costs, in excess of the recorded value of the notes.  NEON expects that proceeds from the unsecured installment promissory note will be recorded as gain on sale as received.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of NEON’s management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective in enabling NEON to record, process, summarize and report information required to be included in our periodic SEC filings within the required time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in NEON’s internal controls or in other factors during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION - NONE

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 10 will be set forth under the caption “Directors and Executive Officers of the Registrant” in NEON’s Proxy Statement with respect to its Annual Meeting of Stockholders to be held in September 2005, which will be filed not later than 120 days after the end of NEON’s fiscal year ended March 31, 2005 and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Item 11 will be set forth under the caption “Executive Compensation” in NEON’s Proxy Statement with respect to its Annual Meeting of Stockholders to be held in September 2005, which will be filed not later than 120 days after the end of NEON’s fiscal year ended March 31, 2005 and which is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Item 12 will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in NEON’s Proxy Statement with respect to its Annual Meeting of Stockholders to be held in September 2005, which will be filed not later that 120 days after the end of NEON’s fiscal year ended March 31, 2005 and which is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” in NEON’s Proxy Statement with respect to its Annual Meeting of Stockholders to be held in September 2005, which will be filed not later than 120 days after the end of NEON’s fiscal year ended March 31, 2005 and which is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 will be set forth under the caption “Principal Accountant Fees and Services” in NEON’s Proxy Statement with respect to its Annual Meeting of Stockholders to be held in September 2005, which will be filed not later than 120 days after the end of NEON’s fiscal year ended March 31, 2005 and which is incorporated herein by this reference.

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

2.1

Combination Agreement dated May 28, 2004 between NEON Systems, Inc., InnerAccess Technologies, N Inc., NEON Systems Canada, Inc., Gestions René Cauchon Inc., 9141-9531 Quebec Inc., 9095-7747 Quebec Inc., René Cauchon, Robert Dinan, Jean-Daniel Bégin, and Guy Fortin (incorporated by reference to Exhibit 2.1 to NEON’s Form 8-K filed on July 29, 2004).

2.2

Asset Purchase Agreement dated December 13, 2004 between NEON Systems, Inc., ClientSoft, Inc. and US Bank as escrow agent (incorporated by reference to Exhibit 2.1 to NEON’s Form 8-K filed on December 16, 2004).

3.1	Amended and Restated Certificate of Incorporation of NEON Systems, Inc. (incorporated by reference to Exhibit A to NEON’s Proxy Statement filed on August 23, 2003).

3.2	Bylaws of NEON Systems, Inc. (incorporated by reference to Exhibit 3.2 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

4.2	Certificate of Incorporation, as amended, and Bylaws of NEON Systems, Inc. (see Exhibits 3.1 and 3.2).

4.3

Registration Rights Agreement dated July 14, 2004 between NEON Systems, Inc. and the former shareholders of InnerAccess Technologies, Inc. (incorporated by reference to Exhibit 4.1 to NEON’s Form 8-K filed on July 29, 2004).

4.4	NEON Systems, Inc. Warrant certificate no. 001 dated December 13, 2004 and issued to ClientSoft, Inc. (incorporated by reference to Exhibit 4.1 to NEON’s Form 8-K filed on December 16, 2004).

4.5	Registration Rights Agreement dated December 13, 2004 between NEON Systems, Inc. and ClientSoft (incorporated by reference to Exhibit 4.2 to NEON’s Form 8-K filed on December 16, 2004).

10.1*	NEON Systems, Inc. 1993 Stock Plan (incorporated by reference to Exhibit 10.1 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.2*	NEON Systems, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.3*

NEON Systems, Inc. Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.4	NEON Systems, Inc. 2002 Stock Plan effective as of March 26, 2002 (incorporated by reference to Exhibit 10.27 to NEON’s Form 10-K for the fiscal year ended March 31, 2002 filed on June 27, 2002).

10.5

NEON Systems, Inc. 2002 Director Option Plan, effective as of March 26, 2002 (incorporated by reference to Exhibit 10.28 to NEON’s Form 10-K for the fiscal year ended March 31, 2002 filed filed on June 27, 2002).

10.6

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

10.10

$3,000,000 Convertible Promissory Note dated August 14, 2002 between Peregrine/Bridge Transfer Corporation, as Maker, and NEON Systems, Inc. as Payee (incorporated by reference to Exhibit 10.2 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.11

$3,584,028 Consolidated Promissory Note dated August 14, 2002 between Peregrine/Bridge Transfer Corporation, as Maker, and NEON Systems, Inc., as Payee (incorporated by reference to Exhibit 10.3 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.12

Security Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.4 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.13

Subordination Agreement dated August 14, 2002 between Skunkware, Inc. and NEON Systems, Inc. (incorporated by reference to Exhibit 10.5 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.14

Trademark License Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.7 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.15

License and Distribution Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.7 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.16*

Form of Executive Employment Agreement dated January 1, 2004, between NEON Systems, Inc. and all of the executive officers of NEON Systems, Inc. with such differences as set forth on the Schedule attached thereto (incorporated by reference to Exhibit A to NEON’s Proxy Statement filed on July 28, 2004).

10.17+	Amendment to Lease Agreement dated October 30, 2004 between Turner Andreac, LLC and NEON Systems, Inc. for office space located at 14100 Southwest Freeway, Suite 500 in Sugar Land, Texas.

10.18*	Executive Employment Agreement dated December 13, 2004 between NEON Systems, Inc. and Robert Evelyn (incorporated by reference to Exhibit 5.1 to NEON’s Form 8-K filed on December 16, 2004.

14.1	NEON Systems, Inc. Code of Conduct, adopted by resolution of the Board of Directors on February 9, 2004 (incorporated by reference to Exhibit 14.1 to NEON’s Form 10-K filed on June 29, 2004).

21.1+	Subsidiaries of NEON Systems, Inc.

23.0+	Consent of KPMG LLP to Form S-8 Registration Statements of NEON Systems, Inc.

24.1+	Power of Attorney (included on first signature page).

31.1+	Certification of Mark Cresswell, principal executive officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Mark Cresswell, principal executive officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Mark Cresswell, Chief Executive Officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Brian D. Helman, Chief Financial Officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(d)         Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

 NEON Systems, Inc.:

Under date of June 15, 2005, we reported on the consolidated balance sheets of NEON Systems, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended March 31, 2005, which are included in the 2005 annual report on Form 10-K for the year 2005.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

KPMG LLP

Houston, Texas
June 15, 2005

 NEON SYSTEMS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

				Deductions
		Additions		Change in Estimate or	Effect
Description	Balance at Beginning of Year	Amounts Adjusted Charged to Expense		Amounts Written Off Against Receivables	of Exchange Rate Changes	Balance at End of Year

Year ended March 31, 2003:
Allowance for Doubtful Accounts Receivable	$189		$116	$(2)	$—	$303
Allowance for Employee Receivables	$78		$74	$(20)	$—	$132
Allowance for Scalable Note Receivable	$—		$378	$—	$—	$378

Year ended March 31, 2004:
Allowance for Doubtful Accounts Receivable	$303	$		$(159)	$12	$156
Allowance for Employee Receivables	$132		$—	$(130)	$—	$2
Allowance for Scalable Note Receivable	$378		$—	$—	$—	$378

Year ended March 31, 2005:
Allowance for Doubtful Accounts Receivable	$156	$		$(72)	$1	$85
Allowance for Employee Receivables	$2		$—	$(2)	$—	$—
Allowance for Scalable Note Receivable	$378		$—	$(378)	$—	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEON SYSTEMS, INC.

By:	/s/MARK CRESSWELL
MARK CRESSWELL
PRESIDENT AND
CHIEF OPERATING OFFICER

Date: June 29, 2005

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes and constitutes George Ellis and Mark Cresswell, and each of them singly, his or her true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he or she hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ MARK CRESSWELL	President and Chief Executive Officer	June 29, 2005
Mark Cresswell	(Principal Executive Officer)

/s/ BRIAN D. HELMAN	Chief Financial Officer	June 29, 2005
Brian D. Helman	(Principal Financial and Accounting Officer)

/s/ RICHARD HOLCOMB	Director	June 29, 2005
Richard Holcomb

/s/ GEORGE ELLIS	Director	June 29, 2005
George Ellis

/s/ DAVID F. CARY	Director	June 29, 2005
David F. Cary

/s/ LORETTA CROSS	Director	June 29, 2005
Loretta Cross

/s/ WILLIAM W. WILSON III	Director	June 29, 2005
William W. Wilson III

Exhibit Number	Description

2.1

Combination Agreement dated May 28, 2004 between NEON Systems, Inc., InnerAccess Technologies, N Inc., NEON Systems Canada, Inc., Gestions René Cauchon Inc., 9141-9531 Quebec Inc., 9095-7747 Quebec Inc., René Cauchon, Robert Dinan, Jean-Daniel Bégin, and Guy Fortin (incorporated by reference to Exhibit 2.1 to NEON’s Form 8-K filed on July 29, 2004).

2.2

Asset Purchase Agreement dated December 13, 2004 between NEON Systems, Inc., ClientSoft, Inc. and US Bank as escrow agent (incorporated by reference to Exhibit 2.1 to NEON’s Form 8-K filed on December 16, 2004).

3.1	Amended and Restated Certificate of Incorporation of NEON Systems, Inc. (incorporated by reference to Exhibit A to NEON’s Proxy Statement filed on August 23, 2003).

3.2	Bylaws of NEON Systems, Inc. (incorporated by reference to Exhibit 3.2 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

4.2	Certificate of Incorporation, as amended, and Bylaws of NEON Systems, Inc. (see Exhibits 3.1 and 3.2).

4.3

Registration Rights Agreement dated July 14, 2004 between NEON Systems, Inc. and the former shareholders of InnerAccess Technologies, Inc. (incorporated by reference to Exhibit 4.1 to NEON’s Form 8-K filed on July 29, 2004).

4.4	NEON Systems, Inc. Warrant certificate no. 001 dated December 13, 2004 and issued to ClientSoft, Inc. (incorporated by reference to Exhibit 4.1 to NEON’s Form 8-K filed on December 16, 2004).

4.5	Registration Rights Agreement dated December 13, 2004 between NEON Systems, Inc. and ClientSoft (incorporated by reference to Exhibit 4.2 to NEON’s Form 8-K filed on December 16, 2004).

10.1*	NEON Systems, Inc. 1993 Stock Plan (incorporated by reference to Exhibit 10.1 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.2*	NEON Systems, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.3*

NEON Systems, Inc. Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to NEON’s Registration Statement on Form S-1 (Registration Number 333-69651) effective March 5, 1999).

10.4	NEON Systems, Inc. 2002 Stock Plan effective as of March 26, 2002 (incorporated by reference to Exhibit 10.27 to NEON’s Form 10-K for the fiscal year ended March 31, 2002 filed on June 27, 2002).

10.5

NEON Systems, Inc. 2002 Director Option Plan, effective as of March 26, 2002 (incorporated by reference to Exhibit 10.28 to NEON’s Form 10-K for the fiscal year ended March 31, 2002 filed filed on June 27, 2002).

10.6

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

10.10

$3,000,000 Convertible Promissory Note dated August 14, 2002 between Peregrine/Bridge Transfer Corporation, as Maker, and NEON Systems, Inc. as Payee (incorporated by reference to Exhibit 10.2 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.11

$3,584,028 Consolidated Promissory Note dated August 14, 2002 between Peregrine/Bridge Transfer Corporation, as Maker, and NEON Systems, Inc., as Payee (incorporated by reference to Exhibit 10.3 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.12

Security Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.4 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.13

Subordination Agreement dated August 14, 2002 between Skunkware, Inc. and NEON Systems, Inc. (incorporated by reference to Exhibit 10.5 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.14

Trademark License Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.7 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.15

License and Distribution Agreement dated August 14, 2002 between NEON Systems, Inc. and Peregrine/Bridge Transfer Corporation (incorporated by reference to Exhibit 10.7 to NEON’s Form 10-Q for the fiscal quarter ended June 30, 2002, filed on August 14, 2002).

10.16*

Form of Executive Employment Agreement dated January 1, 2004, between NEON Systems, Inc. and all of the executive officers of NEON Systems, Inc. with such differences as set forth on the Schedule attached thereto (incorporated by reference to Exhibit A to NEON’s Proxy Statement filed on July 28, 2004).

10.17+	Amendment to Lease Agreement dated October 30, 2004 between Turner Andreac, LLC and NEON Systems, Inc. for office space located at 14100 Southwest Freeway, Suite 500 in Sugar Land, Texas.

10.18*	Executive Employment Agreement dated December 13, 2004 between NEON Systems, Inc. and Robert Evelyn (incorporated by reference to Exhibit 5.1 to NEON’s Form 8-K filed on December 16, 2004.

14.1	NEON Systems, Inc. Code of Conduct, adopted by resolution of the Board of Directors on February 9, 2004 (incorporated by reference to Exhibit 14.1 to NEON’s Form 10-K filed on June 29, 2004).

21.1+	Subsidiaries of NEON Systems, Inc.

23.0+	Consent of KPMG LLP to Form S-8 Registration Statements of NEON Systems, Inc.

24.1+	Power of Attorney (included on first signature page).

31.1+	Certification of Mark Cresswell, principal executive officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Mark Cresswell, principal executive officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Mark Cresswell, Chief Executive Officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Brian D. Helman, Chief Financial Officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Management contract or compensatory plan or arrangement. NEON will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Chief Financial Officer, NEON Systems, Inc., 14100 Southwest Freeway, Suite 500, Sugar Land, Texas 77478.

+	Filed herewith