Form 10-K/A
period 2005-03-31
NEON SYSTEMS INC
filed 2005-07-29
CIK 1072978

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

DOCUMENTS INCORPORATED BY REFERENCE:

There are no documents incorporated by reference herein.

This Amendment No. 1 on Form 10-K/A amends Part III of the original Annual Report on Form 10-K (the “Original Form 10-K”) filed on June 28, 2006, on behalf of the Registrant.

Part III of the Original Form 10-K is hereby amended in its entirety to read as follows:

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Our directors and executive officers, their ages as of March 31, 2005, and certain additional information about them are as follows:

Name	Age	Position
Mark J. Cresswell	40	President and Chief Executive Officer
Brian D. Helman	35	Chief Financial Officer and Secretary
Chris Garner	49	Senior Vice President of Research & Development
Shelby R. Fike	46	Senior Vice President and General Counsel
Jerry Paladino	50	Senior Vice President of Worldwide Sales
Robert Evelyn	46	Senior Vice President of Strategy and Solutions
George Ellis	56	Presiding Director
Richard Holcomb	43	Director
David F. Cary	49	Director
Loretta Cross	49	Director
William Wilson	45	Director

Set forth below is information concerning the age and business experience of our directors (other than Mark Cresswell, NEON’s President and Chief Executive Officer, which appears below with the Executive Officer biographies):

George H. Ellis, age 56, has served as a director of NEON since January 2000 and as the Presiding Director since September 2003. Mr. Ellis has been Chairman and Chief Executive Officer of SoftBrands, Inc., a global supplier of enterprise-wide software, since December 2001. From October 2001 to confirmation of its plan of reorganization under Chapter 11 of the Bankruptcy Code in August 2002, Mr. Ellis was Chairman and Chief Executive Officer of AremisSoft Corporation, a software company and a predecessor to SoftBrands. Mr. Ellis, who served on the Board of Directors of AremisSoft from April 1999 until February 2001, accepted the position at AremisSoft to assist in the reorganization. Mr. Ellis also served as Executive Vice President and Chief Operating Officer of the Communities Foundation of Texas from February 2000 until October 2001. Mr. Ellis served as Chief Financial Officer of Sterling Software, Inc. from 1985 through June 1996, and held a similar position with Sterling Commerce, Inc. from February 1996 through June 1996. From 1996 through 1999, Mr. Ellis was a full time law student and a business consultant providing consulting services to various technology-related companies. During this time he was also a Founder and Managing Director of Chaparral Ventures, Ltd., a Dallas-based venture capital firm focused on electronic commerce investment. Mr. Ellis currently is a member of the Board of Advisors to the law school at Southern Methodist University and the Advisory Board of the Entrepreneurs Foundation of North Texas. Mr. Ellis also has served on the board of directors and as the audit committee chairman of PeopleSupport, Inc., a NASDAQ listed software company. Mr. Ellis is a Certified Public Accountant and an attorney in the State of Texas. Mr. Ellis holds a B.S. in Accounting from Texas Tech University and a J.D. from Southern Methodist University.

Richard Holcomb, age 43, has served as a director of NEON since May 1993 and as Chairman of the Special Committee since its inception. In March 2003, Mr. Holcomb co-founded StrikeIron, a web services technology company, and since that time has served as its chief executive officer and chairman. Prior to founding StrikeIron, Mr. Holcomb served as the interim CEO of GadgetSpace and oversaw its acquisition by Infonic in 2001. In 1995 Mr. Holcomb co-founded HAHT Commerce, an e-commerce application provider, and served as its Chief Executive Officer and Chairman from 1995 until 2001. Prior to 1995, Mr. Holcomb co-founded Q+E Software, a privately held supplier of client/server database access technology, in 1986 and from 1986 through 1994 served as its Chief Executive Officer, President and Chairman. Q+E Software was acquired by Intersolv in 1994. Mr. Holcomb serves on several public advisory boards, including the North Carolina State University Graduate School Board of Advisors, the North Carolina Electronics and Information Technology Association (NCEITA), the Council for Entrepreneurial Development (CED) and is a former appointed member of the North Carolina Information Resources Management Commission. Mr. Holcomb is also a director of three privately-held software companies. Mr. Holcomb holds a B.S. degree in Computer Science from the University of South Carolina and an M.S. in Computer Science from North Carolina State University.

David F. Cary, age 50, was appointed to the Board of Directors of NEON as a director and as a member of the Audit Committee on December 5, 2002. On July 25, 2003, Mr. Cary was appointed the Chairman of the Audit Committee of NEON. Mr. Cary currently serves as the Chief Executive Officer and a member of the board of Sun Hill Software, Inc., an enterprise software company. Mr. Cary joined a predecessor of the company in March 2003. Prior to joining Sun Hill, Mr. Cary served in various consulting and advisory positions in the software business from May 1999. Mr. Cary was the Chief Financial Officer and General Counsel of i2 Technologies, Inc. from June 1992 to May 1999 and has served on the board of Factory Logic, Inc. since July 2000. Mr. Cary is a Certified Public Accountant and holds a B.S. in Accounting from San Francisco State University and an M.B.A. from Southern Methodist University.

Loretta Cross, age 49, was appointed to the Board of Directors of NEON as a director and as a member of the Audit Committee on December 5, 2002. On July 25, 2003, Ms. Cross was appointed to the NEON Compensation Committee and named its Chairman. Since May 2004, Ms. Cross has served as Managing Director for Alvarez & Marsel, a private turnaround advisory consulting firm. Prior to May 2004, Ms. Cross was the Senior Managing Director for FTI Consulting, Inc., a private financial consulting firm, since its acquisition of the U.S. Business Recovery Services Division of PricewaterhouseCoopers in September 2002. From 1991 to August 30, 2002, Ms. Cross served as a Partner with PricewaterhouseCoopers, LLP. Before joining PricewaterhouseCoopers LLP, Ms. Cross was with Ernst & Young LLP and Touche Ross & Co. LLP. Since January 1, 2002, Ms. Cross has served as a director of the Texas Gulf Coast Lupis Foundation and Turnaround Management Association, both non-profit organizations. Ms. Cross is a Certified Public Accountant and holds a B.B.A. in accounting from University of Texas at Austin.

William W. Wilson III, age 45, joined the NEON Board as a director on December 13, 2004 in connection with NEON’s acquisition of ClientSoft, Inc. Mr. Wilson is the President and CEO and a director of CSFT Holdings, Inc. Prior to joining NEON’s Board as a director, Mr. Wilson served as President and Chief Executive Officer of ClientSoft since April 2000. He came to ClientSoft from Marsh, one of the largest risk, insurance and professional services firms, where he served as Managing Director and Chief Information Officer of the firm’s global operations. At Marsh, he was responsible for worldwide technology strategy, planning and execution. Wilson served as Principal with Johnson & Higgins before that company was acquired by Marsh & McLennan in 1997. He started at Johnson & Higgins in 1982 as an Associate, and was promoted to Assistant Vice President in 1987. He led the Risk Management Services Department until 1990, when he transferred to J&H’s Information Systems department. Wilson was promoted to Vice President in 1992. He received the firm’s President’s award prior to his promotion to Senior Vice President in 1994, and in 1996, he was promoted to Principal. Wilson has a BS in Finance and Accounting from Miami University in Oxford, Ohio and an MBA in Finance from Xavier University, Cincinnati, Ohio. He also received the Associates in Risk Management degree.

Set forth below is information concerning the age and business experience of our executive officers:

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

BOARD COMMITTEES

Compensation Committee

                Decisions on compensation of our executive officers generally are made by the Compensation Committee of our Board of Directors. Since July 25, 2003, the members of the Compensation Committee for NEON have been Richard Holcomb and Loretta Cross. Ms. Cross has also served as the Chairman of the Compensation Committee since such time. Each member of the current Compensation Committee is a non-employee director. All decisions by the Compensation Committee relating to compensation of our executive officers are reviewed by the Board of Directors. Decisions with respect to awards under certain of NEON’s employee benefit plans are made solely by the Compensation Committee in order for such awards to satisfy applicable legal and regulatory considerations. A draft of a Compensation Committee Charter is currently under consideration by the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

Since July 25, 2003, the Compensation Committee members have been Richard Holcomb and Loretta Cross. Neither of these directors has served as officers or employees of NEON or any of its subsidiaries prior to or while serving on NEON’s Compensation Committee. There are no interlocking directorates involving any of the executive officers or directors of NEON.

Audit Committee

Since July 25, 2003, the Audit Committee members have been Dave F. Cary, George Ellis and Loretta Cross. Each of these directors are qualified as “independent” under SEC rules. Mr. Cary is the Chairman of the Audit Committee and has been designated by the Audit Committee and the Board of Directors as the Audit Committee’s “financial expert.” Please see Mr. Cary’s biographical information for his qualifications. The Audit Committee adopted a new charter on December 5, 2002 and a copy of the Audit Committee Charter is attached to this Form 10-K/A as Exhibit 99.1.

Nominating and Governance Committee

                Since May 4, 2005, NEON’s Independent Committee was reconstituted as its Nominating and Governance Committee. The members of the Nominating and Governance Committee are Richard Holcomb, Dave Cary and George Ellis.  Mr. Holcomb serves as the Chairman of the Nominating and Governance Committee. A draft of a Nominating and Governance Committee Charter is currently under consideration by the Nominating and Governance Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended, requires NEON’s executive officers (as defined under Section 16), directors, and persons who beneficially own greater than 10% of a registered class of NEON’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of these reports and written representations from NEON’s executive officers and directors, we believe that each of NEON’s executive officers, directors, and 10% securityholders filed all of the required reports during the fiscal year ended March 31, 2005, except as follows:

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

CODE OF CONDUCT

In May 2004, NEON’s Board of Directors adopted a Code of Conduct, which applies to the ethical conduct of all employees of NEON. The Code of Conduct was filed as Exhibit 14.1 to NEON’s Form 10-K for the fiscal year ended March 31, 2004, which was filed with the Securities Exchange Commission on June 29, 2004. Changes to, or waivers of, the Code of Conduct that apply to the officers or activities of the officers which are covered by the Code of Conduct will be disclosed by NEON on the Investor Relations section of its website at the following address: http://www.neonsys.com. A copy of the Code of Conduct may be downloaded from the Investor Relation section of the website and NEON will also mail a copy of the Code of Conduct upon written request to the Chief Financial Officer at 14100 Southwest Freeway, Suite 500, Sugar Land, Texas 77478.

ITEM 11.               EXECUTIVE COMPENSATION

The following table sets forth for the fiscal years indicated the compensation earned by Mark Cresswell, our President and Chief Executive Officer, and each of our four most highly compensated executive officers who were serving as officers at the end of the fiscal year ended March 31, 2005 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE (1)

Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position (a)	Year	Salary ($)	Bonus	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Mark J. Cresswell (2) President and Chief Executive Officer	2005 2004 2003	300,000 300,000 300,000	150,000 — —	— — —	— — —	100,000 170,000 200,000	— — —	— — —

Brian D. Helman (3) Chief Financial Officer	2005 2004 2003	206,250 180,000 150,000	75,000 40,000 —	— — 49,424	— — —	— 94,000 100,000	— — —	— — —

Chris Garner Sr. Vice President of Research and Development	2005 2004 2003	168,333 160,000 96,141	40,000 10,492 9,260	— — —	— — —	15,949 13,300 66,000	— — —	— — —

Jerry Paladino (4) Sr. Vice President of Worldwide Sales	2005 2004 2003	160,000 38,440 —	284,827 16,011 6,250	— 8,562 —	— — —	40,000 60,000 —	— — —	— — —

Shelby R. Fike Sr. Vice President and General Counsel	2005 2004 2003	160,000 160,000 147,187	40,000 20,000 6,250	— — —	— — —	— 6,361 17,300	— — —	— — —

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

(2) Mr. Cresswell rejoined NEON in October 2001 at an annual salary of $300,000. In October 2003, the Compensation Committee of the Board of Directors conducted a compensation review and based on the recommendations of the independent firm conducting such compensation review set Mr. Cresswell’s compensation for the fiscal year ended March 31, 2004 at an annual salary of $300,000 with an annual bonus of $150,000 per year conditioned on Mr. Cresswell’s achievement of the individual and company goals set by the Board.

(3) Mr. Helman joined NEON in May 2002. In connection with Mr. Helman’s relocation to Houston, NEON reimbursed $49,424 in relocation expenses incurred by Mr. Helman.

(4)   Mr. Paladino was paid commission of all license fees and maintenance fees received by NEON for transactions in North America as NEON’s senior vice president of North American Sales.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth each grant of stock options made during the fiscal year ended March 31, 2005 to the Named Executive Officers:

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/Sh) (2)	Expiration Date (3)	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term (4)
					5% ($)	10% ($)
Mark J. Cresswell (3)	100,000	10.8%	$3.56	05/10/14	522,273	839,429
Jerry Paladino (3)	40,000	4.3%	$3.56	05/10/04	220,909	335,772
Chris Garner (3)	15,949	1.7%	$3.21	11/03/14	88,802	133,881

                     (1) Based on a total of 922,249 options granted during the fiscal year ended March 31, 2005. During the fiscal year ended March 31, 2005, 524,113 outstanding options were forfeited.

(2) The option exercise price for the common stock is based on the fair market value on the date of grant as determined pursuant to the terms of the 1999 Stock Plan and the 2002 Stock Plan.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table sets forth, for each of the Named Executive Officers, information concerning the number of shares received during fiscal 2005 upon exercise of options and the aggregate dollar amount received from such exercise, as well as the number and value of securities underlying unexercised options held on March 31, 2005.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the- Money Options at Fiscal Year- End ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Mark J. Cresswell (2)	—	—	112,499	257,501	—	—
Brian D. Helman (2)	—	—	43,750	150,250	—
Chris Garner (2)	—	—	41,250	53,999	—	—
Jerry Paladino (2)	—	—	37,499	62,501	—	—
Shelby R. Fike (2)	—	—	27,400	16,261	—	—

(1) Based on the difference between the option exercise price and the closing sale price of $3.54 of our common stock as reported on the NASDAQ National Market on March 31, 2005, the last trading day of our 2004 fiscal year, multiplied by the number of shares underlying the options, no current options issued to executive officers are “in-the-money” options except as noted.

(2) Options granted have a ten-year term and vest over a four-year period with one-fourth of the options vesting one year from the date of grant and one forty-eighth of the options vesting each month thereafter. Options may terminate before their expiration date upon death, disability or termination of employment of the optionee.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

                All of NEON’s Stock Plans provide that in the event of a merger of NEON with or into another corporation, or a change in control of NEON, each outstanding option and stock purchase right will be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event that the successor corporation refuses to assume or substitute for the option or stock purchase right, NEON optionees will fully vest in and have the right to exercise the option or stock purchase right as to all of the optioned stock, including shares as to which it would not otherwise be vested or exercisable. If an option or stock purchase right becomes fully vested and exercisable in lieu of assumption or substitution in the event of a merger or Change in Control, the NEON Plan Administrator must notify the Optionee in writing or electronically that the option or stock purchase right will be fully vested and exercisable for a period of fifteen (15) days from the date of such notice, and the option or stock purchase right shall terminate upon the expiration of such period if unexercised.

                In connection with their initial employment offers, NEON entered into change of control severance arrangements with Brian D. Helman and Shelby R. Fike.

                In October 2003, the Board of Directors engaged KPMG to do a review of the compensation of the executive officers and to prepare a compensation study to be delivered to the Compensation Committee. Based on the recommendations derived from the compensation study, the Compensation Committee recommended that the Board of Directors establish a new compensation plan for the executive officers and negotiate standardized employment agreements with such officers which contain non-compete protection for NEON. In January 2004, each of the then-current executive officers of NEON entered into an Executive Employment Agreement with NEON. Such Executive Employment Agreement provides the following: (i) Severance on termination without cause of six months’ total compensation (twelve months for Mr. Helman); and (ii) in the event of a change in control of NEON, (a) acceleration of the vesting on unvested options and (b) if such executive officer’s employment is terminated or constructively terminated, payment of severance in the amount of six months’ total compensation (twelve months for Mr. Helman).

                On May 26, 2005, the Compensation Committee amended the employment agreements of Mark Cresswell, NEON’s President and Chief Executive Officer, and Shelby R. Fike, NEON’s Senior Vice President and General Counsel, to increase the severance amount referenced above to twelve months’ total compensation and to clarify the severance payments on constructive termination on a change in control.

COMPENSATION OF DIRECTORS

Prior to September 22, 2003, each of our non-employee directors was monetarily compensated for serving as a member of our Board of Directors. Each of the non-employee directors received a fee of $1,000 for each of the board meetings and committee meetings that they attended. On August 11, 2003, directors not seeking re-election at the September 22nd annual meeting approved a change in director compensation, to be effective as of the adjournment of the annual meeting to be held September 22, 2003. Pursuant to such change, beginning September 23, 2003, all non-employee directors receive an annual fee of $20,000, paid on a quarterly basis. The fee for attending Board of Directors meetings remains $1,000 per meeting. The fee for attending committee meetings was reduced from $1,000 per meeting to $500 per meeting. The presiding director also receives an additional $10,000 fee, paid quarterly, and the Chairman of each Committee receives an additional $5,000 fee, paid quarterly. In fiscal year 2005, the Board of Directors met 10 times, the Audit Committee met 6 times, the Compensation Committee met 4 times, and the Special Committee met 2 times. In addition, in the fiscal year ending March 31, 2005, directors may now participate in NEON’s health benefit plans, which are available to all employees, officers and directors of NEON.

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

At the annual meeting commenced on March 26, 2002 and reconvened on April 5, 2002, the 2002 Director Option Plan was

approved by our stockholders to replace the Stock Option Plan for Non-Employee Directors. Each current non-employee director who was serving on the Board of Directors immediately following the Annual Meeting of Stockholders commenced on March 26, 2002 and who served on the Board of Directors in any of the last three fiscal years ended March 31, 2001, received a one-time initial “Election” option grant to purchase 12,500 shares of common stock for each of such three previous fiscal years, up to a maximum grant of 37,500 shares of common stock of NEON. Non-employee directors subsequently joining the Board of Directors, whether by appointment or election, receive a one-time initial “Election” option grant to purchase 12,500 shares of common stock under the 2002 Director Option Plan. The Election options granted under the 2002 Director Option Plan vests equally in quarterly increments during the three-year period following the date of grant.

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

All stock options granted pursuant to the Stock Option Plan for Non-Employee Directors are non-qualified stock options and will remain exercisable for a period of ten years from the date of grant or, if sooner, six months after the option holder ceases to be a director of NEON. In the event of a change in control of NEON or certain other significant events, all options outstanding under the Stock Option Plan for Non-Employee Directors would terminate, provided that immediately before the effective date of such transaction each holder of an outstanding option under the Stock Option Plan for Non-Employee Directors would be entitled to purchase the total number of shares of common stock that such option holder would have been entitled to purchase during the entire remaining term of the option.

All stock options granted pursuant to the 2002 Director Option Plan are and will be nonqualified stock options and will remain exercisable for a period of ten years from the date of grant. If a non-employee director’s status as a director terminates for any reason (excluding death and disability), then all options held by him or her under the 2002 Director Option Plan will expire three months following the termination. If the non-employee director’s status as a director terminates due to death or disability, then all options held by him or her under the 2002 Director Option Plan expire twelve months following the termination. In the event of any proposed dissolution or liquidation of NEON, any unexercised option would terminate immediately prior to the consummation of such proposed action. In the event of our merger or the sale of substantially all of our assets, each option may be assumed or an equivalent option substituted for by the successor corporation. If following such assumption or substitution a non-employee director’s status as a director terminates other than by his or her voluntary resignation, the option will become fully vested and exercisable. If the successor corporation does not agree to assume or substitute for the option, each option will become fully vested and exercisable for a period of 30 days from the date our Board of Directors notifies the non-employee director of that the option is fully vested and exercisable, after which the option will terminate.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The percentage of shares owned provided in the table is based on 9,534,986 shares outstanding as of July 15, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The determination of whether these persons have sole voting and investment power is based on information provided by them. In computing an individual’s beneficial ownership, the number of shares of common stock subject to options held by that individual that are exercisable within 60 days of July 15, 2005 are also deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person.

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 15, 2005 by:

•          each of our directors;

•                              Mark J. Cresswell, our principal executive officer, and each of the four other most highly compensated individuals who served as our executive officers at fiscal year end;

•                              all individuals who serve as directors or executive officers as a group; and

•                              each person who is known by us to own beneficially more than 5% of our common stock.

	Shares Beneficially Owned
Directors, Officers and 5% Stockholders	Number	Percent (1)
Mark J. Cresswell, President, Chief Executive Officer and a director (2)	187,499	1.9%
Brian D. Helman, Chief Financial Officer (3)	81,250	*
Chris Garner, Senior Vice President of Research and Development (4)	43,749	*
Jerry Paladino, SeniorVice President, Worldwide Sales (5)	49,999	*
Shelby R. Fike, Senior Vice President and General Counsel (6)	31,312	*
Richard Holcomb, director (7)	86,924	*
George H. Ellis, director (8)	60,624	*
David F. Cary, director (9)	27,082	*
Loretta Cross, director (10)	27,082	*
William W. Wilson III (11)	3,125	*
John J. Moores, shareholder (12)	4,202,568	44.0%

All executive officers and directors as a group (10 Persons) (13)	598,646	6.3%

*          Less than 1%

(1) The percentage of ownership calculations (other than as declared in footnote 13) is based on 9,534,986 shares issued and outstanding on July 15, 2005.

(2) Includes 187,499 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable within 60 days of July 15, 2005.

(3) Includes 81,250 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 15, 2005 .

(4) Includes 43,749 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable within 60 days of July 15, 2005.

(5) Includes 49,999 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 15, 2005.

(6) Includes 30,812 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 15, 2005 and 500 shares held indirectly through a family member.

(7) Includes 73,124 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 15, 2005.

(8) Includes 60,624 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 15, 2005.

(9) Includes 27,082 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 15, 2005.

 (10) Includes 27,082 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 15, 2005.

(11) Includes 3,125 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 15, 2005. Does not include the warrant to acquire 1,125,000 shares of NEON common stock issued to CSFT Holdings, Inc., in consideration of NEON’s acquisition of ClientSoft, Inc. Mr. Wilson is the President and CEO and is a shareholder and director of CSFT Holdings, Inc.

(12) Includes 744,265 shares of common stock owned by various family trusts for which Mr. Moores serves as trustee, as to which Mr. Moores disclaims beneficial ownership. Includes 10,000 shares of common stock owned by JMI Services, Inc. Mr. Moores address is c/o JMI, Inc., 12680 High Bluff Dr., Suite 200, San Diego, CA 92130.

 (13) Includes 584,346 shares of common stock issuable upon exercise of outstanding stock options that are presently exercisable or will become exercisable within 60 days of July 15, 2005. Does not include shares held by 5% or greater shareholders.

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

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders	2,809,631	$5.68	2,932,570
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	2,809,631	$5.68	2,932,570

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

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain former members of NEON’s Board of Directors and certain former executive officers of NEON were shareholders and/or directors in other companies with which NEON had business relationships. Transactions between NEON and these other companies have been described in the “Related Party Transactions” disclosure in our Form 10-K filed on June 28, 2005. Notwithstanding such disclosures, no current director or executive officer of NEON are shareholders and/or directors or employees of any other companies with which NEON has business relationships.

OTHER DIRECTORSHIPS

Some members of our Board of Directors may also serve as officers or directors of other software or computing companies. NEON and such companies, despite each being software companies, are not sufficiently similar in their operations to be competitors. We do not believe that the concurrent service of our directors as officers and/or directors of the entities listed in their biographical descriptions poses potential conflicts of interest.

ITEM 14.               PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table presents fees (in thousands) for professional audit services rendered by KPMG LLP for the audit of NEON’s annual financial statements for Fiscal 2005 and Fiscal 2004, and fees billed for other services rendered by KPMG LLP.

	2004	2005
Audit Fees	$240	$379

Audit Related Fees (1)	$31	$19

Tax Fees (2)	$70	$79

All Other Fees (3)	$19	$14

TOTAL FEES	$360	$491

(1) Audit related fees consiste principally of fees for an audit of NEON’s 401(k) plan

(2) Tax Fees consisted of fees for tax consultation and tax compliance services

(3) All other fees consist primarily of fees for an executive compensation benchmark analysis

The Audit Committee has reviewed the expenditures for non-audit related services and authorized a budgeted amount for such services which are consistent with the amounts and types of services incurred by NEON in the immediately prior fiscal year. All other services outside of this budgeted allocation of pre-authorized services must be approved by formal Audit Committee action.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
                                FORM 8-K

Exhibit Number	Description
31.1+	Certification of Mark Cresswell, Chief Executive Officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Brian D. Helman, Chief Financial Officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Mark Cresswell, Chief Executive Officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Brian D. Helman, Chief Financial Officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1+	Audit Committee Charter adopted December 5, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEON SYSTEMS, INC.

By:	/s/MARK CRESSWELL
MARK CRESSWELL PRESIDENT AND CHIEF OPERATING OFFICER

Date: July 29, 2005

EXHIBIT LIST

Exhibit Number	Description
31.1+	Certification of Mark Cresswell, Chief Executive Officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Brian D. Helman, Chief Financial Officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Mark Cresswell, Chief Executive Officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Brian D. Helman, Chief Financial Officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1+	Audit Committee Charter adopted December 5, 2002.