Form 10-Q
period 2005-06-30
NEON SYSTEMS INC
filed 2005-08-15
CIK 1072978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

The number of shares of the registrant’s common stock outstanding as of July 31, 2005, was 9,558,198.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☒

NEON SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	JUNE 30, 2005	MARCH 31, 2005
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,317	$13,317
Accounts receivable, net	1,840	5,056
Notes receivable, net (Note 8)	—	4,260
Prepaid and other current assets	1,107	1,112
Total current assets	20,264	23,745

Property and equipment, net	688	725
Acquired intangibles, net	7,917	8,386
Goodwill	9,594	9,594
Other assets	527	550
Total assets	$38,990	$43,000

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,561	$3,359
Deferred revenue	6,816	7,485
Total current liabilities	8,377	10,844

Non-current Liabilities:
Accrued liabilities	629	678
Deferred revenue	3,495	4,138
Deferred income taxes	488	493
Total liabilities	12,989	16,153

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 9,558,198 and 9,499,544 shares issued and outstanding at June 30, 2005 and March 31, 2005, respectively	105	104
Additional paid-in capital	54,829	54,708
Treasury Stock, 913,400 shares at cost	(2,649)	(2,649)
Accumulated other comprehensive loss	(385)	(418)
Accumulated deficit	(25,899)	(24,898)
Total stockholders’ equity	26,001	26,847
Commitments and contingencies (Note 6)

Total liabilities and stockholders’ equity	$38,990	$43,000

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2005	2004
Revenues:
License	$986	$1,103
Maintenance	3,020	2,420
Service	286	48
Total revenues	4,292	3,571

Cost of revenues:
Cost of license	476	32
Cost of maintenance	311	364
Cost of service	106	—
Total cost of revenues	893	396

Gross profit	3,399	3,175

Operating expenses:
Sales and marketing	2,167	1,555
Research and development	1,359	983
General and administrative	1,094	930
Total operating expenses	4,620	3,468

Operating loss	(1,221)	(293)

Gain on sale of notes receivable	86	1,215
Interest and other income, net	147	45

Income (loss) before income taxes	(988)	967
Income taxes	13	—
Net income (loss)	$(1,001)	$967

Earnings per common share — basic:
Net income (loss)	$(0.11)	$0.11

Earnings per common share — diluted:
Net income (loss)	$(0.11)	$0.10

Weighted average shares outstanding:
Basic	9,510	8,915
Diluted	9,510	9,379

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,001)	$967
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	99	131
Amortization of acquired intangibles	469	—
Gain on sale of notes receivable	(86)	(1,215)
Gain on sale of assets	(41)	—
Deferred tax expense	13	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	3,166	3,641
Prepaid and other assets	(5)	(66)
Accounts payable and accrued liabilities	(1,762)	(1,391)
Deferred revenue and other	(1,172)	(593)

Net cash provided by (used in) operating activities	(320)	1,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(61)	(169)
Purchase of technology	—	(264)
Acquisitions, net of cash acquired	—	(172)
Proceeds from sale of notes receivable, net	4,346	4,715
Other investment costs	(41)	—

Net cash provided by investing activities	4,244	4,110

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	122	7
Net cash provided by financing activities	122	7

Net increase in cash and cash equivalents	4,046	5,591
Effect of exchange rates on cash	(46)	(16)
Cash and cash equivalents at beginning of period	13,317	20,899

Cash and cash equivalents at end of period	$17,317	$26,474

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for NEON Systems, Inc. and its subsidiaries (collectively, “NEON”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and in accordance with Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Operating results for interim periods are not necessarily indicative of results for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in NEON’s audited consolidated financial statements for the fiscal year ended March 31, 2005, which are included in NEON’s Form 10-K for the fiscal year ended March 31, 2005.  Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2—PER SHARE INFORMATION

Significant Accounting Policy

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

Earnings per share:

(In thousands, except per share date)

	THREE MONTHS ENDED JUNE 30,
	2005	2004

Net income (loss) available for common shareholders	$(1,001)	$967

Weighted average outstanding shares of common stock	9,510	8,915
Dilutive effect of employee stock options	—	464
Common stock and common stock equivalents	9,510	9,379

Earnings per share:
Basic	$(0.11)	$0.11
Diluted	$(0.11)	$0.10

At June 30, 2005 and 2004, there were options outstanding to purchase 2.9 million shares and 2.8 million shares, respectively, of common stock with a weighted-average exercise price of $5.39 and $6.00, respectively. For the three months ended June 30, 2005 and 2004, 2.9 million and 1.4 million, respectively, were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.  Also excluded from the computation of diluted earnings per share for the three months ended June 30, 2005 was a warrant to acquire up to 1.1 million shares of NEON common stock at a price of $4.80 per share.  This warrant was issued in conjunction with the acquisition of ClientSoft, Inc. (ClientSoft).

Employee Stock-Based Compensation

NEON applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting For Stock Issued To Employees, and related interpretations.  As such, compensation expense has been recorded on the date of grant only if the estimated value of the underlying stock exceeded the exercise price.  SFAS No. 123, Accounting For Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.  NEON has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	THREE MONTHS ENDED JUNE 30,
	2005	2004

Net income (loss) as reported	$(1,001)	$967
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(331)	(385)
Pro forma net income (loss)	$(1,332)	$582

Basic earnings (loss) per share:
As reported	$(0.11)	$0.11
Pro forma	$(0.14)	$0.07

Diluted earnings (loss) per share:
As reported	$(0.11)	$0.10
Pro forma	$(0.14)	$0.06

NOTE 3—INCOME TAXES

As of March 31, 2005, NEON has a net operating loss carry-forward for income tax purposes of $23.6 million that is available to offset future taxable income, if any. The estimated net operating loss carry-forward consists of $19.8 million in the United States, $1.4 million in the United Kingdom, $600,000 in Canada and $1.7 million in Germany. The net operating loss carry-forwards in the United Kingdom and Germany carry forward indefinitely. The net operating loss carry-forwards for the United States and Canada begin expiring in 2020 and 2008, respectively.  Additionally, NEON has a United States loss carryforward of $4.8 million available to offset future capital gains.

In assessing the realizability of net deferred tax assets in each taxation jurisdiction, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  This assessment may result in recording a valuation allowance.  Due to the Company’s history of operating losses, as of June 30, 2005 and 2004, management determined that it was not more likely than not that the Company would be able to realize the benefits of its net deferred tax assets in the United States, the United Kingdom and Germany. Therefore, management has recorded a valuation allowance to fully reserve the net deferred tax assets in these countries.

As of June 30, 2005, NEON has deferred tax assets and liabilities related primarily to net operating loss carryforwards in Canada, as well as deductible goodwill and non-deductible acquired intangibles resulting from the acquisitions of businesses in the U.S. and Canada.  The deferred tax expense of $13,000 for the three months ended June 30, 2005 relates primarily to changes in these balances.  At June 30, 2004 NEON had no such deferred tax balances.

NOTE 4—SEGMENT REPORTING

NEON considers its business activities to be in a single segment.  NEON did not have any customers, individually or in aggregate that accounted for 10% or more of consolidated revenue during the three-month periods ended June 30, 2005 and June 30, 2004.

The tables below summarize revenues and identifiable assets by geographic region (in thousands).

	THREE MONTHS ENDED JUNE 30,
	2005	2004
Revenues:
North America	$3,511	$2,551
United Kingdom	767	928
Other	14	92
	$4,292	$3,571

Operating income (loss):
North America	$(1,373)	$(574)
United Kingdom	138	313
Other	14	(32)
	$(1,221)	$(293)

	JUNE 30, 2005	MARCH 31, 2005
Identifiable Assets:
North America	$18,405	$18,916
United Kingdom	321	339
	$18,726	$19,255

NOTE 5—COMPREHENSIVE INCOME

The components of comprehensive income (loss) are as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2005	2004
Net income (loss)	$(1,001)	$967

Other comprehensive income:
Foreign currency translation adjustment	33	(2)
Comprehensive income	$(968)	$965

NOTE 6—LITIGATION

On January 29, 2003, NEON received notification that it had been sued in Fort Bend County, Texas for alleged tortious interference with contract, tortious interference with prospective business relations and unfair competition in a lawsuit styled Phoenix Network Technologies (Europe) Limited vs. NEON Systems, Inc. and Computer Associates International Inc., 400th District Court, Ft. Bend County, Richmond, Texas, Cause Number 03-CV-127800. On October 27, 2003, the court granted NEON’s motion to dismiss the case.  Phoenix Network Technologies has appealed this decision, and NEON will continue to defend this action.  Oral arguments were heard on PNTE’s appeal on May 31, 2005.  Aside from these actions, NEON is not involved in any material current claim or legal action other than those arising in the ordinary course of business.

NOTE 7—RESTRUCTURING CHARGES

During fiscal 2005, NEON recorded employee severance charges related to streamlining the organization after the acquisitions of InnerAccess Technologies Inc. (InnerAccess) and ClientSoft.

During periods prior to fiscal 2004, NEON recorded costs associated with vacated facility leases and employee severance related to corporate reorganization. NEON was not able to sublease a portion of the vacated facilities for the duration of the lease commitments, and therefore, accrued costs related to the unused portion of the future lease commitments. Securing new subleases of additional portions of these facilities or renegotiation of existing leases in the future may result in reversal of this accrual.

The following table provides a roll-forward of the restructuring accrual account for the three months ended June 30, 2005 and 2004 (in thousands):

	Vacated Facilities	Severance and Other	Total

Balance March 31, 2005	782	230	1,012
Amounts paid	(38)	(179)	(217)
Other adjustments	(10)	—	(10)
Balance June 30, 2005	$734	51	$785

Balance March 31, 2004	$1,516	$38	$1,554
Charges (reversals)	(114)	—	(114)
Amounts paid	(127)	(38)	(165)
Other adjustments	(12)	—	(12)
Balance June 30, 2004	$1,263	$—-	$1,263

Of the $785,000 balance at June 30, 2005, $734,000 consists of future cash payments for vacated facilities that will be paid through 2010. The remaining $51,000 consists of severance cost to be paid during fiscal 2006.  Of the total liability, $207,000 and $578,000 are reflected in current and non-current accrued liabilities, respectively.  NEON does not expect to incur significant future costs in addition to those previously accrued, related to these restructuring activities.

Other adjustments to the balance for the three months ended June 30, 2005 and 2004 relate primarily to the effects of accretion of the present value of accrued lease obligations as well as currency translation on foreign balances.

NOTE 8—RELATED PARTY TRANSACTIONS

Certain former members of NEON’s Board of Directors and certain former executive officers of NEON were shareholders and/or directors in other companies with which NEON had investments.  Transactions between NEON and these other companies are described below. The previous directors and officers involved in such transactions are no longer officers and directors of NEON.

NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation)- (NESI)

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

On April 15, 2005, NEON sold the notes issued to NESI to John J. Moores.  Mr. Moores paid NEON $4.4 million on April 15, 2005 and issued a personal promissory note in the amount of $2.2 million to NEON.  Such promissory note will bear interest of 4.0% per annum and will be payable at a rate of $250,000 per quarter.   NEON recorded a gain on sale of $86,000 for the three months ended June 30, 2005, based on net proceeds of the cash payment in excess of the recorded value of the notes.  Due to uncertainty associated with the related party nature of the unsecured promissory note, NEON will recognize gain on sale attributable to the promissory note as cash proceeds are received.

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

In June 2002, NEON obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON provided $6.0 million in bridge financing to Scalable Software during fiscal 2002 and 2003, in addition to $3.5 million previously loaned to Scalable Software that was secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing had a 36-month term and did not bear interest during the term of the two-year option to acquire Scalable Software, which expired June 26, 2004.

On June 9, 2004, NEON entered into a Note Purchase Agreement with JMI Services, Inc., the largest shareholder of Scalable Software, to sell the $3.5 million guaranteed note and the $6.0 million secured note issued by Scalable Software to NEON for a cash purchase price of $4.8 million.  During the three months ended June 30, 2004, NEON recognized a gain of $1.2 million as a result of net cash proceeds in excess of the recorded book value of the notes. JMI Services is an affiliate of John J. Moores, NEON’s largest shareholder.  The proposed sale of the Scalable Software notes was reviewed and approved by the Special Committee of the Board of Directors, consisting of “independent” and disinterested directors, and finally by the full Board of Directors, no member of which was an interested or related party of either JMI Services, Inc. or Scalable Software.  The Board requested and received a fairness opinion from Avail Consulting, Inc., a Houston, Texas based independent valuation and financial consultant, stating that the transaction was fair to the stockholders of NEON from a financial standpoint and recommending that the Board accept the purchase offer made by JMI Services, Inc.  Based on such fairness opinion, consideration of possible decline in the value of the underlying security for the secured note and the potential expense of collection efforts when the notes matured in June 2005, the Board approved the sale of the NESI Notes to JMI Services, Inc. Closing of the transaction occurred on June 17, 2004.

NOTE 9—GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill:

In accordance with SFAS No. 141, Business Combinations, purchase price in excess of the fair values of acquired tangible and identifiable intangible net assets has been classified as goodwill.  The acquired goodwill, although not subject to recurring amortization, will be assessed for impairment on an annual basis, or sooner if factors indicate such is necessary.  Goodwill acquired in the InnerAccess and ClientSoft transactions was $2.1 million and $7.5 million, respectively.  The $7.5 million of goodwill related to the ClientSoft acquisition is expected to be deductible for tax purposes.  NEON reports one operating segment, and that operating segment has been identified as the reporting unit for the purpose of assessing future impairment of the acquired goodwill.

Intangible Assets:

The components of identifiable intangible assets acquired in the InnerAccess and ClientSoft transactions are as follows (in thousands):

	As of June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
InnerAccess:
Core technology	$2,600	$502	$2,098
Maintenance contracts/customer relationships	660	127	533
Total	$3,260	$629	$2,631
ClientSoft:
Core technology	$4,500	$488	$4,012
Maintenance contracts/customer relationships	1,100	119	981
Total	$5,600	$607	$4,993

Total intangibles	$8,860	$1,236	$7,624

These identifiable intangible assets are amortized using the straight-line method over an estimated five-year life. No significant residual value is estimated for the intangible assets.

In addition to those intangible assets acquired by business combination, NEON acquired certain software code at a cost of $426,000 in April 2004.  The asset, net of accumulated amortization of $133,000 and $27,000 as of June 30, 2005 and 2004, respectively, is classified as acquired intangibles in the accompanying unaudited consolidated balance sheet, and has been assigned a useful life of four years.

Total amortization expense for the three months ended June 30, 2005 and 2004 was $469,000 and $27,000, respectively, and is presented as Cost of license in the accompanying unaudited consolidated statements of operations.

The estimated annual amortization expense for the complete current fiscal year and fiscal years following is as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Totals
Amortization expense	$1,878	$1,878	$1,878	$1,772	$980	$—	$8,386

NOTE 10—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, as revised, Share-based Payment (SFAS 123(R)).  The implementation of SFAS 123(R) is effective for SEC filings for the first interim period of the first fiscal year beginning after June 15, 2005.  SFAS 123(R) requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on grant date fair values of the awards, adjusted to reflect actual forfeitures and the outcome of certain other conditions. The fair value is generally not re-measured, except in limited circumstances, or if the award is subsequently modified.  The statement will require NEON to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided. This will change current practice as, upon adoption, NEON must cease using the intrinsic value method of accounting, currently permitted by APB 25 that resulted in no expense for most of the Company’s stock option awards.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This Statement changes the accounting and reporting requirements for a change in accounting principle, requiring retrospective application to prior period financial statements of changes in accounting principle as if that principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This Statement applies to all voluntary changes in accounting principle and redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with NEON’s consolidated financial statements and the related notes thereto included in this report on Form 10-K. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements are based on our current expectations and entail various risks and uncertainties such as our plans, objectives, expectations and intentions.  Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth in our Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities Exchange Commission on June 29, 2005.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terms.

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

NEON initially developed its mainframe integration adapters under the Shadow brand to provide ODBC access to IBM mainframe data and databases. NEON has continually expanded its mainframe integration product suite, but prior to fiscal 2003, the company also marketed and sold products outside of the mainframe integration market. In fiscal 2003, NEON began restructuring the company to concentrate on its core mainframe integration business, which has historically accounted for the majority of its revenues. In August 2002, NEON terminated the distribution agreement for its Enterprise Subsystem Management (“ESM”) products, owned by NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation, hereafter “NESI”). In January 2003, NEON discontinued its financing obligation to Scalable Software, a provider of IT portfolio management software, which NEON received the option to acquire in June 2002.  Finally, in June 2003, NEON sold its iWave division. See Management’s Discussion and Analysis—Related Party Transactions.

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

NEON’s strategy was to expand its product offerings through internal product development and acquisitions. NEON sought to create a unified platform for mainframe integration, which could meet all of the requirements of modern Service-Oriented Architectures and Event Driven Architectures.  In furtherance of this goal, NEON acquired InnerAccess in July 2004, adding a nascent web services product to its product portfolio.  NEON released its Shadow z/Services product in September 2004, which is based on InnerAccess’ technology.  In December 2004, NEON continued its market consolidation by acquiring substantially all of the assets of ClientSoft, a developer of mainframe integration and web services. ClientSoft was considered a technology leader by certain industry analysts in the mainframe web services market.  NEON continues to evaluate additional product and company acquisitions to further support its strategy.

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

	Acquired Net Assets (in thousands)
Acquired Entity	Cash and Tangible Assets	Amortizable Tangible Assets	Goodwill	Less: Liabilities	Total Net Assets
InnerAccess	$826	$3,260	$2,067	$1,677	$4,476
ClientSoft	89	5,600	7,528	569	12,648
	$915	$8,860	$9,595	$2,246	$17,124

The amortizable intangibles relate primarily to acquired software technology, as well as maintenance contracts and customer relationships.  All amounts are being amortized over five years on a straight-line basis.  Goodwill will be tested annually for impairment in accordance with United States GAAP.

InnerAccess Technologies, Inc.

On July 14, 2004, NEON acquired 100% interest in InnerAccess Technologies, Inc. (InnerAccess), a company incorporated under the laws of the province of Quebec, Canada.  InnerAccess developed, marketed and licensed web services technology and provided services related to the integration of mainframe data sources with modern distributed computing systems.  NEON paid the InnerAccess shareholders a total of $2.4 million in cash and issued 407,000 shares of NEON restricted common stock.  The results of operations of the acquired entity are included in the consolidated results of operations of NEON from the date of acquisition.

ClientSoft, Inc.

On December 13, 2004, NEON acquired substantially all of the assets, and assumed certain liabilities, of ClientSoft, Inc. (“ClientSoft”) for a cash purchase price of $10.5 million and the issuance to ClientSoft of a warrant to acquire up to 1,125,000 shares of NEON common stock at an exercise price of $4.80 per share. ClientSoft developed, marketed and licensed web services technology and provided services related to the integration of mainframe data sources with modern distributed computing systems. The assets acquired by NEON included intellectual property, contracts and equipment and other tangible personal property. The liabilities assumed by NEON related to future customer support.

Related Party Transactions

Certain former members of NEON’s Board of Directors and certain former executive officers of NEON were shareholders and/or directors in other companies with which NEON had investments.  Transactions between NEON and these other companies are described below. The directors and officers involved in such transactions are no longer officers and directors of NEON.

NEON Enterprise Software, Inc. (formerly Peregrine/Bridge Transfer Corporation)- (NESI)

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

On April 15, 2005, NEON sold the notes issued to NESI to John J. Moores.  Mr. Moores paid NEON $4.4 million on April 15, 2005 and issued a personal promissory note in the amount of $2.2 million to NEON.  Such promissory note will bear interest of 4.0% per annum and will be payable at a rate of $250,000 per quarter.   NEON recorded a gain on sale of $86,000 for the three months ended June 30, 2005, based on net proceeds of the cash payment in excess of the recorded value of the notes. Due to uncertainty associated with the related party nature of the unsecured promissory note, NEON will recognize gain on sale attributable to the promissory note as cash proceeds are received.

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

In June 2002, NEON obtained a two-year option to acquire Scalable Software as outlined in the Agreement and Plan of Merger dated June 26, 2002. In connection with this Option, NEON provided $6.0 million in bridge financing to Scalable Software during fiscal 2002 and 2003, in addition to $3.5 million previously loaned to Scalable Software that was secured by personal guarantees from John J. Moores, Louis R. Woodhill and Jim Woodhill. The aggregate financing had a 36-month term and did not bear interest during the term of the two-year option to acquire Scalable Software, which expired June 26, 2004.

On June 9, 2004, NEON entered into a Note Purchase Agreement with JMI Services, Inc., the largest shareholder of Scalable Software, to sell the $3.5 million guaranteed note and the $6.0 million secured note issued by Scalable Software to NEON for a cash purchase price of $4.8 million.  During the three months ended June 30, 2004 NEON recognized a gain of $1.2 million as a result of net cash proceeds in excess of the recorded book value of the notes. JMI Services is an affiliate of John J. Moores, NEON’s largest shareholder.  The proposed sale of the Scalable Software notes was reviewed and approved by the Special Committee of the Board of Directors, consisting of “independent” and disinterested directors, and finally by the full Board of Directors, no member of which was an interested or related party of either JMI Services, Inc. or Scalable Software.  The Board requested and received a fairness opinion from Avail Consulting, Inc., a Houston, Texas based independent valuation and financial consultant, stating that the transaction was fair to the stockholders of NEON from a financial standpoint and recommending that the Board accept the purchase offer made by JMI Services, Inc.  Based on such fairness opinion, consideration of possible decline in the value of the underlying security for the secured note and the potential expense of collection efforts when the notes matured in June 2005, the Board approved the sale of the NESI Notes to JMI Services, Inc. Closing of the transaction occurred on June 17, 2004.

Critical Accounting Policies

The following is a discussion of the accounting policies that NEON believes (1) are most important to the portrayal of its financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition Policies

Statement of Position (SOP) 97-2, Software Revenue Recognition, was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 and Statement of Position 98-9. NEON adopted SOP 97-2 effective July 1, 1997, SOP 98-4 effective March 31, 1998 and SOP 98-9 effective April 1, 1999. NEON believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4 and SOP 98-9. Revenues from software license sales are recognized when all of the following conditions are met: a non-cancelable license agreement has been obtained, the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; no other significant vendor obligations exist; and vendor-specific objective evidence exists to allocate the total fee to each element of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately. All elements of each order are valued at the time of revenue recognition. NEON will defer license revenue for all delivered elements associated with a sales arrangement, if vendor-specific objective evidence cannot be established for each undelivered element. License sales generally include software maintenance agreements for the first year following the date of sale. In such cases, revenues are allocated between license and maintenance revenues based on the residual method provided by SOP 98-9. Deferred revenue is generally based on vendor-specific objective evidence of the fair value of maintenance with the remaining portion of the total arrangement value allocated to license revenues.  If vendor-specific objective evidence cannot be established for deferred revenue, then the value of the sales arrangement is amortized ratably on a straight-line basis over the contract term. Revenues from first-year maintenance agreements and separately priced software maintenance agreements for subsequent years are deferred and recognized ratably on a straight-line basis over the maintenance period. NEON also markets and sells its products through independent distributors and resellers. License and maintenance revenues from these transactions are recognized as above, when sold to the ultimate end user and all of the above conditions are met. NEON also provides consulting services, which are recognized as the services are performed. Consulting services primarily consist of implementation services related to our products. NEON’s consulting services do not include the customization of its underlying software code.

Capitalized Software Costs

NEON follows Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Research and development expenditures have been charged to operating expenses as incurred. No such costs have been capitalized to date, as the impact on the financial statements would be insignificant because the time between a product meeting the definition of technological feasibility and readiness for market is very short.

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

Goodwill and Acquired Intangible Assets

In accordance with SFAS No. 141, Business Combinations, the cost of an acquired entity is allocated to assets acquired and liabilities assumed with any excess of the fair values of tangible and amortizable intangible net assets acquired recognized as goodwill. Value is assigned to amortizable intangible assets based on estimated fair values, if those assets arise from contractual or legal obligations or are otherwise separable from goodwill.  The original purchase price allocation may be adjusted within the allocation period for changes related to pre-acquisition contingencies as better information becomes available.  In accordance with SFAS No.142, Goodwill and Other Intangible Assets, each acquired goodwill and identifiable intangible asset must be assigned to a reporting unit of NEON for the purpose of assessing the possibility of impairment.  Assessments are performed on an annual basis or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  The impairment of goodwill requires that judgments and estimates be made by management, including those regarding the value of the reporting unit.  Impairment testing is performed using a two-step process.  The first step requires assessing whether a potential impairment has occurred by comparing the fair value of the assigned reporting unit with its carrying amount, including goodwill.  The second step requires measuring any potential impairment identified by allocating the assessed fair value to the assets and liabilities of the reporting unit, excluding goodwill.  Any excess fair value is compared to the recorded value of goodwill to measure the impairment.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

	THREE MONTHS ENDED JUNE 30,
	2005	2004
Revenues:
License	23%	31%
Maintenance	70	68
Service	7	1
Total revenues	100	100

Cost of revenues:
Cost of license	11	1
Cost of maintenance	7	10
Cost of service	3	—
Total cost of revenues	21	11

Gross profit	79	89

Operating expenses:
Sales and marketing	51	44
Research and development	32	27
General and administrative	25	26
Total operating expenses	108	97

Operating loss	(28)	(8)

Gain on sale of notes receivable	2	34
Interest and other income, net	3	1

Loss before income taxes	(23)	27
Income taxes	—	—
Net loss	(23)	27

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

REVENUES

License revenues for the three months ended June 30, 2005 were $986,000, a decrease of $117,000 from $1.1 million for the three months ended June 30, 2004. The decline in license revenue was primarily due to a decline in sales in the European region.

Maintenance revenues for the three months ended June 30, 2005 were $3.0 million, an increase of $600,000 from $2.4 million for the three months ended June 30, 2004. The increase primarily resulted from the acquisitions of ClientSoft and InnerAccess during fiscal 2005.

Service revenues for the three months ended June 30, 2005 and 2004 were $286,000 and $48,000, respectively, as a result of new professional services offerings associated with the acquisition of ClientSoft.  No such services were performed in the comparable prior year period.

COST OF REVENUES

Cost of license revenues primarily represents amortization of acquired intangible assets. For the three months ended June 30, 2005 and 2004 cost of license revenues were $476,000 and $32,000, respectively. The increase in cost of license revenues was due to the acquisitions of ClientSoft and InnerAccess in July 2004 and December 2004, respectively.

Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance revenues for the three months ended June 30, 2005 were $311,000, or 10% of maintenance revenues, as compared to $364,000, or 15% of maintenance revenues, for the three months ended June 30, 2004.  The decrease in cost of maintenance was primarily due to the consolidation of the technical support staff.

Cost of service revenue primarily represents personnel costs associated with providing professional services to customers.  Cost of service for the three months ended June 30, 2005 was $106,000, or 37% of service revenues. NEON did not recognize cost of service revenue for the quarter ended June 30, 2004. The increase in cost of service revenue was due to the growth in the number of professional service hours delivered during the period.

OPERATING EXPENSES

Sales and marketing expenses include personnel costs, sales commissions, travel and promotional expenses. Sales and marketing expenses for the three months ended June 30, 2005 were $2.2 million, an increase of $612,000 from $1.6 million for the three months ended June 30, 2004. The increase was primarily due to expansion of NEON’s direct sales force as a result of the ClientSoft acquisition.

Research and development expenses primarily include personnel costs associated with NEON’s product development staff. Research and development expenses for the three months ended June 30, 2005 were $1.4 million, an increase of $376,000 from $983,000 for the three months ended June 30, 2004.  The increase in research and development is primarily due to the expansion of the research and development staff as a result of the ClientSoft and InnerAccess acquisitions.

General and administrative expenses include personnel and other costs associated with NEON’s executive, financial, legal and administrative functions. General and administrative expenses for the three months ended June 30, 2005 were $1.1 million, an increase of $164,000 from $930,000 for the three months ended June 30, 2004. In the three months ended June 30, 2004, general and administrative expenses included a $186,000 reduction of previously accrued future lease obligations for vacated facilities as a result of the renegotiation and sublease of two of NEON’s corporate office leases.  Excluding this reduction, general and administrative expenses were relatively consistent in both periods

Interest and other income for the three months ended June 30, 2005 and 2004 was $147,000 and $45,000, respectively.   The increase was primarily due to higher average short-term interest rates during the first quarter of fiscal 2006.

In April, 2005, NEON sold the notes issued to NESI to John J. Moores.  Mr. Moores paid NEON $4.4 million and issued a personal promissory note in the amount of $2.2 million to NEON.  Such promissory note will bear interest of 4.0% per annum and will be payable at a rate of $250,000 per quarter.   NEON recorded a gain on sale of $86,000 for the three months ended June 30, 2005 for net proceeds of the cash payment in excess of the recorded value of the notes.  NEON recognized the unsecured installment promissory note at its estimated net realizable value and expects that future proceeds from the note will be recorded as gain on sale when received. See Related Party Transactions.

In June 2004, NEON sold its notes receivable from Scalable Software for $4.7 million, net of direct costs, and recognized a gain on the sale of $1.2 million.  See Related Party Transactions.

During the three months ended June 30, 2005, NEON recognized $13,000 in deferred tax expense resulting from changes in deferred tax assets and liabilities related primarily to acquired goodwill and intangible assets.  No provision for income taxes was recorded for the three months ended June 30, 2004, as the taxable income was offset by net operating loss carry-forwards that NEON had previously reserved.

As of March 31, 2005, NEON has a net operating loss carry-forward for income tax purposes of approximately $23.6 million that is available to offset future taxable income, if any. The net operating loss carry-forward consists of approximately $19.8 million in the United States, $1.4 million in the United Kingdom, $600,000 in Canada and $1.7 million in Germany. The net operating loss carry-forwards in the United Kingdom and Germany carry forward indefinitely. The net operating loss carry-forwards for the United States and Canada begin expiring in 2020 and 2008, respectively.  Additionally, NEON has a United States loss carryforward of $4.8 million available to offset future capital gains.  NEON has recorded a full valuation allowance against the loss carryforwards in the United States, United Kingdom and Germany.  The deferred tax assets resulting from loss carryforwards in Canada are offset by deferred tax liabilities at June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

NEON’s cash and cash equivalents at June 30, 2005 were $17.3 million, an increase of $4.0 million from $13.3 million at March 31, 2005. This increase was due primarily to the sale of the notes receivable from NESI.

Net cash used in operating activities was $320,000 for the three months ended June 30, 2005, versus $1.5 million provided by operating activities in the three months ended June 30, 2004.  Net cash used in operating activities for the three months ended June 30, 2005 resulted primarily from the net loss incurred during the period, which was offset by non-cash depreciation and amortization charges of $568,000.  Net cash used in operating activities for the three months ended June 30, 2005 also included a $3.2 million reduction in Accounts Receivable due to the collection of certain large trade receivables, which was offset by a reduction of $1.8 million in accounts payable and accrued expenses as well as a $1.2 million decline in deferred revenue. The net cash provided by operating activities during the three months ended June 30, 2004, resulted primarily from collection of receivables, less reduction of certain accrued liabilities.

During the three months ended June 30, 2005, net cash provided by investing activities was $4.2 million, which was primarily attributable to the proceeds from the sale of the NESI notes receivable.  Net cash provided by investing activities during the three months ended June 30, 2004 was $4.1 million and was primarily due to the sale of the notes receivable from Scalable Software.

NEON’s net cash provided by financing activities was $122,000 and $7,000 for the three months ended June 30, 2005 and 2004, respectively. The net cash provided by financing activities in both periods represents proceeds from the exercise of employee stock options.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, as revised, Share-based Payment (SFAS 123(R)).  The implementation of SFAS 123(R) is effective for SEC filings for the first interim period of the first fiscal year beginning after June 15, 2005.  SFAS 123(R) requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on grant date fair values of the awards, adjusted to reflect actual forfeitures and the outcome of certain other conditions. The fair value is generally not re-measured, except in limited circumstances, or if the award is subsequently modified.  The statement will require NEON to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided. This will change current practice as, upon adoption, NEON must cease using the intrinsic value method of accounting, currently permitted by APB 25 that resulted in no expense for most of the Company’s stock option awards.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This Statement changes the accounting and reporting requirements for a change in accounting principle, requiring retrospective application to prior period financial statements of changes in accounting principle as if that principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This statement applies to all voluntary changes in accounting principle and redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error.

Tabular Disclosure of Contractual Obligations

The following table presents NEON’s contractual cash obligations for the full fiscal year periods beginning April 1, 2005:

	Payments Due by Period As of March 31, 2005
	Total	Fiscal
	Due	2006	1-3 Years	4-5 Years	> 5 Years

Long-Term debt obligations	$19	$19	$—	$—	$—
Operating lease obligations (1)	4,706	1,124	1,989	1,593	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet under US GAAP (2)	184	88	96	—	—

Total	$4,909	$1,231	$2,085	$1,593	$—

(1)          Leases of office space and equipment

(2)          Contractual payments under software licenses for internal development use

Factors That May Affect Future Operating Results

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

The majority of NEON’s foreign currency transactions are denominated in the British pounds sterling, the functional currency of NEON Systems (UK) Ltd. As the British pound sterling transactions are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized to foreign currency translation adjustments. During fiscal 2005, 29% of NEON’s sales were denominated in other currencies.  NEON does not currently hedge against these foreign currency transaction risks and believes that foreign currency exchange risk is not significant to its operations, as the related accounts receivable are generally collected within a short time-frame.  As a result of the acquisition of InnerAccess Technologies, Inc. in July 2004, NEON is exposed to operating expenses denominated in the Canadian dollar that are funded in U.S. dollars from U.S. operations.  Sales transactions related to the technology acquired from InnerAccess are generally denominated in U.S. dollars.

NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $17.3 million at June 30, 2005, and were invested in different types of investment-grade commercial paper and money securities.  NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2006.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, NEON carried out an evaluation, under the supervision and with the participation of NEON’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NEON’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NEON’s disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, and made known to the Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this Quarterly Report on Form 10-Q.  There has been no change in our internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS - See disclosure from prior periods regarding Phoenix Network Technologies (Europe) Limited vs. NEON Systems, Inc. and Computer Associates International Inc., 400th District Court, Ft. Bend County, Richmond, Texas, Cause Number 03-CV-127800. Aside from this action, NEON is not involved in any current material claim or legal action other than those arising in the ordinary course of business.

ITEM 2.                       UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS – Not applicable

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES - Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS – Not applicable.

ITEM 5.        OTHER INFORMATION – On May 26, 2005, the Compensation Committee approved an Amendment of the Executive Officer Employment Agreement and increased the severance amount on termination of the CEO and General Counsel's agreements from six months to twelve months compensation. In addition a constructive termination provision was added. Attached as Exhibit 10.1 is the form of such amendment. Appendix 1 to such amendment sets forth the severance amounts applicable to each of the executive officers.

ITEM 6.        EXHIBITS

EXHIBITS

Exhibit Number	Description

10.1	Form of Amendment No. 1 to the Executive Officer Employment Agreement between NEON Systems, Inc. and each executive officer of NEON Systems, Inc. dated August 11, 2005.

31.1	Certification of Mark J. Cresswell, principal executive officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian D. Helman, principal financial and accounting officer of NEON Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark J. Cresswell, principal executive officer of NEON Systems, Inc. pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NEON SYSTEMS, INC.

Date: August 15, 2005	/s/ Brian D. Helman
Brian D. Helman
Chief Financial Officer
(principal financial and accounting officer)

Date: August 15, 2005	/s/ Mark Cresswell
Mark Cresswell
President and Chief Executive Officer
(principal executive officer)