Form 10-Q
period 2005-09-30
NEON SYSTEMS INC
filed 2005-11-14
CIK 1072978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes  ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 10, 2005, was 9,558,198

NEON SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2005 and March 31, 2005

Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2005 and 2004

Condensed Notes to the Condensed Consolidated Financial Statements

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

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	SEPTEMBER 30, 2005	MARCH 31, 2005
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,465	$13,317
Accounts receivable, net	4,753	5,056
Notes receivable, net	—	4,260
Prepaid and other current assets	994	1,112
Total current assets	22,212	23,745

Property and equipment, net	642	725
Acquired intangibles, net	7,447	8,386
Goodwill	9,594	9,594
Other assets	538	550
Total assets	$40,433	$43,000

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,811	$3,359
Deferred revenue	7,081	7,485
Total current liabilities	8,892	10,844

Non-current Liabilities:
Accrued liabilities	594	678
Deferred revenue	3,737	4,138
Deferred income taxes	478	493
Total liabilities	13,701	16,153

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 9,558,198 and 9,499,544 shares issued and outstanding at September 30, 2005 and March 31, 2005, respectively	105	104
Additional paid-in capital	54,829	54,708
Treasury stock, 913,400 shares at cost	(2,649)	(2,649)
Accumulated other comprehensive loss	(378)	(418)
Accumulated deficit	(25,175)	(24,898)
Total stockholders’ equity	26,732	26,847
Commitments and contingencies (Note 6)

Total liabilities and stockholders’ equity	$40,433	$43,000

SEE ACCOMPANYING CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Revenues:
License	$2,860	$1,186	$3,846	$2,289
Maintenance	2,891	2,497	5,911	4,916
Service	192	73	478	121
Total revenues	5,943	3,756	10,235	7,326

Cost of revenues:
Cost of license	477	164	953	196
Cost of maintenance	344	373	655	736
Cost of service	80	—	186	—
Total cost of revenues	901	537	1,794	932

Gross profit	5,042	3,219	8,441	6,394

Operating expenses:
Sales and marketing	2,319	1,658	4,486	3,241
Research and development	1,302	1,294	2,662	2,278
General and administrative	997	902	2,091	1,803
Total operating expenses	4,618	3,854	9,239	7,322

Operating income (loss)	424	(635)	(798)	(928)

Gain on sale of notes receivable	250	—	336	1,215
Interest and other income, net	117	69	265	114

Income (loss) before income taxes	791	(566)	(197)	401
Income taxes	67	—	80	—
Net income (loss)	$724	$(566)	$(277)	$401

Earnings per common share — basic:
Net income (loss)	$0.08	$(0.06)	$(0.03)	$0.04

Earnings per common share — diluted:
Net income (loss)	$0.07	$(0.06)	$(0.03)	$0.04

Weighted average shares outstanding:
Basic	9,558	9,266	9,534	9,092
Diluted	9,660	9,266	9,534	9,459

SEE ACCOMPANYING CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED SEPTEMBER 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(277)	$401
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	183	196
Amortization of acquired intangibles	939	193
Gain on sale of notes receivable	(336)	(1,215)
Gain on sale of assets	(55)	—
Deferred tax expense	50	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	236	1,927
Prepaid and other assets	37	63
Accounts payable and accrued liabilities	(1,516)	(1,908)
Deferred revenue and other	(607)	(109)

Net cash used in operating activities	(1,346)	(452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets, net of sales proceeds	(93)	(190)
Purchase of technology	—	(264)
Acquisitions, net of cash acquired	—	(2,412)
Proceeds from sale of notes receivable, net	4,596	4,715
Other investment costs, net	(40)	—

Net cash provided by investing activities	4,463	1,849

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	122	10

Net cash provided by financing activities	122	10

Net increase in cash and cash equivalents	3,239	1,407
Effect of exchange rates on cash	(91)	9
Cash and cash equivalents at beginning of period	13,317	20,899

Cash and cash equivalents at end of period	$16,465	$22,315

Cash paid for income taxes	$—	$40

SEE ACCOMPANYING CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEON SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for NEON Systems, Inc. and its subsidiaries (collectively, “NEON”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and in accordance with Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Operating results for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in NEON’s audited consolidated financial statements for the fiscal year ended March 31, 2005, which are included in NEON’s Form 10-K for the fiscal year ended March 31, 2005.  Certain prior period amounts have been reclassified to conform to current period presentation.

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

Earnings per share:

(In thousands, except per share date)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004

Net income (loss), as reported	$724	$(566)	$(277)	$401

Weighted average outstanding shares of common stock	9,558	9,266	9,534	9,092
Dilutive effect of employee stock options	102	—	—	367
Common stock and common stock equivalents	9,660	9,266	9,534	9,459

Earnings per share:
Basic	$0.08	$(0.06)	$(0.03)	$0.04
Diluted	$0.07	$(0.06)	$(0.03)	$0.04

At September 30, 2005 and 2004, there were options outstanding to purchase 3.0 million shares of common stock with a weighted-average exercise price of $5.32 and $5.78, respectively. For the three months ended September 30, 2005 and 2004, 2.3 million and 3.0 million options, respectively, were excluded from the computation of diluted earnings per share because the effect was anti-dilutive. For the six months ended September 30, 2005 and 2004, 3.0 and 2.2 million options, respectively, were excluded from the computation of diluted earnings per share.

Also excluded from the computation of diluted earnings per share for the three and six months ended September 30, 2005 was a warrant to acquire up to 1.1 million shares of NEON common stock at a price of $4.80 per share.  This warrant was issued in conjunction with the acquisition of ClientSoft, Inc. (ClientSoft).

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

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004

Net income (loss), as reported	$724	$(566)	$(277)	$401
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	355	409	686	794
Pro forma net income (loss)	$369	$(975)	$(963)	$(393)

Basic earnings (loss) per share:
As reported	$0.08	$(0.06)	$(0.03)	$0.04
Pro forma	$0.04	$(0.11)	$(0.10)	$(0.04)

Diluted earnings (loss) per share:
As reported	$0.07	$(0.06)	$(0.03)	$0.04
Pro forma	$0.04	$(0.11)	$(0.10)	$(0.04)

NOTE 3—INCOME TAXES

As of March 31, 2005, NEON has a net operating loss carry-forward for income tax purposes of $23.4 million that is available to offset future taxable income, if any. The estimated net operating loss carry-forward consists of $19.8 million in the United States, $1.3 million in the United Kingdom, $600,000 in Canada and $1.7 million in Germany. The net operating loss carry-forwards in the United Kingdom and Germany carry forward indefinitely. The net operating loss carry-forwards for the United States and Canada begin expiring in 2020 and 2008, respectively.  Additionally, NEON has a United States loss carryforward of $4.8 million available to offset future capital gains.

In assessing the realizability of net deferred tax assets in each taxation jurisdiction, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  This assessment may result in recording a valuation allowance.  Due to the Company’s history of operating losses, as of September 30, 2005 and 2004, management determined that it was not more likely than not that the Company would be able to realize the benefits of its net deferred tax assets in the United States, the United Kingdom and Germany. Therefore, management has recorded a valuation allowance to fully reserve the net deferred tax assets in these countries.

As of September 30, 2005, NEON has deferred tax assets and liabilities related primarily to net operating loss carryforwards in Canada, as well as deductible goodwill and non-deductible acquired intangibles resulting from the acquisitions of businesses in the U.S. and Canada.  Income tax expense for the periods is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004

Income taxes
Current	30	—	30	—
Deferred	37	—	50	—
Total	$67	$—	$80	$—

NOTE 4—SEGMENT REPORTING

NEON considers its business activities to be in a single segment.  For the three months ended September 30, 2005, NEON had one customer that accounted for 13% of total consolidated revenues.  Additionally, this customer accounted for 34% of outstanding accounts receivable at September 30, 2005. For the three months ended September 30, 2004, NEON had one customer that accounted for 12% of total consolidated revenues.  NEON did not have any customers that accounted for 10% or more of consolidated revenue during the six month periods ended September 30, 2005 or 2004.

The tables below summarize revenues and identifiable assets by geographic region (in thousands).

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Revenues:
North America	$4,640	$2,862	$8,151	$5,414
United Kingdom	1,303	798	2,070	1,725
Other	—	96	14	187
	$5,943	$3,756	$10,235	$7,326

Operating income (loss):
North America	$(398)	$(1,054)	$(1,771)	$(1,628)
United Kingdom	822	363	959	675
Other	—	56	14	25
	$424	$(635)	$(798)	$(928)

	SEPTEMBER 30, 2005	MARCH 31, 2005
Identifiable Assets:
North America	$17,907	$18,916
United Kingdom	314	339
	$18,221	$19,255

NOTE 5— COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net income (loss)	$724	$(566)	$(277)	$401

Other comprehensive income (loss):
Foreign currency translation adjustment	7	(7)	40	(9)
Comprehensive income (loss)	$731	$(573)	$(237)	$392

NOTE 6—LITIGATION

On January 29, 2003, NEON received notification that it had been sued in Fort Bend County, Texas for alleged tortious interference with contract, tortious interference with prospective business relations and unfair competition in a lawsuit styled Phoenix Network Technologies (Europe) Limited vs. NEON Systems, Inc. and Computer Associates International Inc., 400th District Court, Ft. Bend County, Richmond, Texas, Cause Number 03-CV-127800. On October 27, 2003, the court granted NEON’s motion to dismiss the case.  Phoenix Network Technologies (“PNTE”) appealed this decision to the First District Court of Appeals of Texas.  On August 25, 2005, the district court affirmed the lower court’s decision to dismiss the case.  Subsequently, PNTE has appealed such decision, and NEON will continue to defend this action.  Aside from these actions, NEON is not involved in any material current claim or legal action other than those arising in the ordinary course of business.

NOTE 7—RESTRUCTURING CHARGES AND OTHER EXIT ACTIVITIES

During fiscal 2005, NEON recorded employee severance liabilities related to streamlining the organization after the acquisitions of InnerAccess Technologies Inc. (InnerAccess) and ClientSoft. Additionally, during the three months ended September 30, 2005, NEON initiated severance activities that were charged to Sales and marketing expense in the accompanying unaudited condensed consolidated statement of operations.  The related balances and changes in balances are reflected in the table below.

During periods prior to fiscal 2004, NEON recorded costs associated with vacated facility leases and employee severance related to corporate reorganization. NEON has not been able to sublease a portion of the vacated facilities for the duration of the lease commitments, and therefore, has accrued costs related to the unused portions of the future lease commitments. Securing new subleases of all or of a portion of these facilities or renegotiation of existing leases in the future may result in complete or partial reversal of this accrual.

The following table provides a roll-forward of the related accrual balances for the six months ended September 30, 2005 and 2004 (in thousands):

	Vacated Facilities	Severance and Other	Total

Balance March 31, 2005	782	230	1,012
Charges (reversals)	(105)	—	(105)
Amounts paid	(77)	(230)	(307)
Other adjustments	(7)	—	(7)
Balance September 30, 2005	$593	—	$593

Balance March 31, 2004	$1,516	$38	$1,554
Charges (reversals)	(196)	—	(196)
Amounts paid	(226)	(38)	(264)
Other adjustments	(16)	—	(16)
Balance September 30, 2004	$1,078	$—	$1,078

The balance at September 30, 2005 consists of future cash payments for vacated facilities that will be paid through 2010. Of the total liability, $44,000 and $549,000 are reflected in current and non-current accrued liabilities in the condensed consolidated balance sheet, respectively.  NEON does not expect to incur significant future costs in addition to those previously accrued, related to these activities.

Other adjustments to the balance for the six months ended September 30, 2005 and 2004 relate primarily to the effects of accretion of the present value of accrued lease obligations as well as currency translation on foreign balances.

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

On April 15, 2005, NEON sold the notes issued by NESI to John J. Moores.  Mr. Moores paid NEON $4.4 million on April 15, 2005 and issued a personal promissory note in the amount of $2.2 million to NEON.  Such promissory note will bear interest of 4.0% per annum and will be payable at a rate of $250,000 per quarter.   NEON recorded a gain on sale of $336,000 for the six months ended September 30, 2005, based on net proceeds of the cash payment in excess of the recorded value of the notes.  Due to uncertainty associated with the related party nature of the unsecured promissory note, NEON will recognize gain on sale in the consolidated statement of operations only as cash proceeds are received.

Scalable Software, Inc.

Scalable Software, Inc. (“Scalable Software”), a Houston-based provider of software solutions for IT portfolio management, is a company founded by Louis R. Woodhill, who served as NEON’s Chief Executive Officer from October 2001 until March 2003. Several former members of NEON’s Board of Directors, including Louis R. Woodhill, John J. Moores, Peter Schaeffer, Charles E. Noell III and Jim Woodhill, had or have a financial interest in Scalable Software.

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

On June 9, 2004, NEON entered into a Note Purchase Agreement with JMI Services, Inc., the largest shareholder of Scalable Software, to sell the $3.5 million guaranteed note and the $6.0 million secured note issued by Scalable Software to NEON for a cash purchase price of $4.8 million.  JMI Services is an affiliate of John J. Moores, NEON’s largest shareholder.  During the six months ended September 30, 2004, NEON recognized a gain of $1.2 million as a result of net cash proceeds in excess of the recorded book value of the notes. The proposed sale of the Scalable Software notes was reviewed and approved by the Special Committee of the Board of Directors, consisting of “independent” and disinterested directors, and finally by the full Board of Directors, no member of which was an interested or related party of either JMI Services, Inc. or Scalable Software.  The Board requested and received a fairness opinion from Avail Consulting, Inc., a Houston, Texas based independent valuation and financial consultant, stating that the transaction was fair to the stockholders of NEON from a financial standpoint and recommending that the Board accept the purchase offer made by JMI Services, Inc.  Based on such fairness opinion, consideration of possible decline in the value of the underlying security for the secured note and the potential expense of collection efforts when the notes matured in June 2005, the Board approved the sale of the Scalable Software Notes to JMI Services, Inc.  The transaction closed on June 17, 2004.

NOTE 9—GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill:

In accordance with SFAS No. 141, Business Combinations, purchase price in excess of the fair values of acquired tangible and identifiable intangible net assets has been classified as goodwill.  The acquired goodwill will be assessed for impairment on an annual basis, or sooner if factors indicate such is necessary.  Goodwill acquired in the InnerAccess and ClientSoft transactions was $2.1 million and $7.5 million, respectively.  The $7.5 million of goodwill related to the ClientSoft acquisition is expected to be deductible for tax purposes.  NEON reports one operating segment, and that operating segment has been identified as the reporting unit for the purpose of assessing impairment of the acquired goodwill.  NEON assessed all goodwill for impairment under the provisions of SFAS No. 142, Goodwill and Intangible Assets, at July 2005.  No goodwill impairment loss was required.

Intangible Assets:

The components of identifiable intangible assets acquired in the InnerAccess and ClientSoft transactions are as follows (in thousands):

	As of September 30, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
InnerAccess:
Core technology	$2,600	$(633)	$1,967
Maintenance contracts/customer relationships	660	(159)	501
Total	$3,260	$(792)	$2,468

ClientSoft:
Core technology	$4,500	$(713)	$3,787
Maintenance contracts/customer relationships	1,100	(174)	926
Total	$5,600	$(887)	$4,713

Total intangibles	$8,860	$(1,679)	$7,181

	As of March 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
InnerAccess:
Core technology	$2,600	$(372)	$2,228
Maintenance contracts/customer relationships	660	(94)	566
Total	$3,260	$(466)	$2,794

ClientSoft:
Core technology	$4,500	$(263)	$4,237
Maintenance contracts/customer relationships	1,100	(64)	1,036
Total	$5,600	$(327)	$5,273

Total intangibles	$8,860	$(793)	$8,067

These identifiable intangible assets are amortized using the straight-line method over an estimated five-year life. No significant residual value is estimated for the intangible assets.

In addition to those intangible assets acquired by business combination, NEON acquired certain software code at a cost of $426,000 in April 2004.  The asset, net of accumulated amortization of $160,000 and $106,000 as of September 30, 2005 and March 31, 2005, respectively, is classified as acquired intangibles in the accompanying unaudited condensed consolidated balance sheet, and has been assigned a useful life of four years.

Total amortization expense for the six months ended September 30, 2005 and 2004 was $939,000 and $193,000, respectively, and is presented as Cost of license in the accompanying unaudited condensed consolidated statements of operations.

The expected annual amortization expense for the full current fiscal year and fiscal years following is as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Totals
Amortization expense	$1,878	$1,878	$1,878	$1,772	$980	$—	$8,386

NOTE 10—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, as revised, Share-based Payment (SFAS 123(R)).  The implementation of SFAS 123(R) is effective for SEC filings for the first interim period of the first fiscal year beginning after June 15, 2005.  SFAS 123(R) requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on grant date fair values of the awards, adjusted to reflect actual forfeitures and the outcome of certain other conditions. The fair value is generally not re-measured, except in limited circumstances, or if the award is subsequently modified.  SFAS 123(R) will require NEON to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided. This will change current practice as, upon adoption, NEON must cease using the intrinsic value method of accounting, currently permitted by APB 25 that resulted in no expense for most of the Company’s stock option awards.

NEON will adopt the provisions of SFAS 123(R) as of April 1, 2006, which will require NEON to recognize compensation expense in future periods as stock options granted prior to adoption of SFAS 123(R) continue to vest over time. Adoption of SFAS 123(R) will likely have a material impact on the results of operations.  However, the impact of adoption will depend on levels of share-based payments granted in the future.  The Company currently uses the Black-Scholes option pricing model to value its awards.  Selection of a different valuation model could result in a different fair value measure than that determined by the previously used pricing model.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154).  SFAS 154 changes the accounting and reporting requirements for a change in accounting principle, requiring retrospective application to prior period financial statements of changes in accounting principle as if that principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 applies to all voluntary changes in accounting principle and redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with NEON’s condensed consolidated financial statements and the related notes thereto included in this report on Form 10-Q. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements are based on our current expectations and entail various risks and uncertainties such as our plans, objectives, expectations and intentions.  Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth in our Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities Exchange Commission on June 29, 2005.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terms.

Overview

NEON Systems, Inc. (“NEON”) is a leading provider of enterprise-class mainframe integration software.  NEON develops, markets and supports a unified mainframe integration platform for modern Service-Oriented Architectures and emerging Event-

Driven Architectures. NEON’s Shadow technology provides flexible, industry standard interfaces to enable highly secure and scalable mainframe integration, thereby enabling organizations to reduce their total costs of ownership and risk associated with mainframe integration.

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

In September 2004, NEON brought to market an event-based mainframe integration solution, now known as Shadow z/Events, which introduced Event-Driven Architectures to mainframe integration customers.  In July 2004, NEON acquired InnerAccess Technologies, Inc. (“InnerAccess”), gaining a mainframe web services product and substantial experience in supporting Computer Associates’ CA-IDMS database access to the mainframe.  After the integration of InnerAccess and release of NEON’s Shadow z/Services product, NEON acquired substantially all of the assets of ClientSoft, Inc. (“ClientSoft”), in December of 2004.  ClientSoft’s ServiceBuilder technology was then-recognized by major industry analysts as a leading technology for standards based mainframe web services.  See  Acquisition Activity.

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

	Acquired Net Assets
	(in thousands)
Acquired Entity	Cash and Tangible Assets	Amortizable Tangible Assets	Goodwill	Less: Liabilities	Total Net Assets
InnerAccess	$826	$3,260	$2,066	$1,676	$4,476
ClientSoft	89	5,600	7,528	569	12,648
	$915	$8,860	$9,594	$2,245	$17,124

The amortizable intangibles relate primarily to acquired software technology, as well as maintenance contracts and customer relationships.  All amounts are being amortized over five years on a straight-line basis.  Goodwill will be tested annually for impairment in accordance with United States GAAP.

InnerAccess Technologies, Inc.

On July 14, 2004, NEON acquired 100% interest in InnerAccess Technologies, Inc., a company incorporated under the laws of the province of Quebec, Canada.  InnerAccess developed, marketed and licensed web services technology and provided services related to the integration of mainframe data sources with modern distributed computing systems.  NEON paid the InnerAccess shareholders a total of $2.4 million in cash and issued 407,000 shares of NEON restricted common stock.  The results of operations of the acquired entity are included in the consolidated results of operations of NEON from the date of acquisition.

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

On April 15, 2005, NEON sold the notes issued to NESI to John J. Moores.  Mr. Moores paid NEON $4.4 million on April 15, 2005 and issued a personal promissory note in the amount of $2.2 million to NEON.  Such promissory note will bear interest of 4.0% per annum and will be payable at a rate of $250,000 per quarter. NEON recorded a gain on sale of $336,000 for the six months ended September 30, 2005, based on net proceeds of the cash payment in excess of the recorded value of the notes.  Due to uncertainty associated with the related party nature of the unsecured promissory note, NEON will recognize gain on sale as cash proceeds are received.

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

On June 9, 2004, NEON entered into a Note Purchase Agreement with JMI Services, Inc., the largest shareholder of Scalable Software, to sell the $3.5 million guaranteed note and the $6.0 million secured note issued by Scalable Software to NEON for a cash purchase price of $4.8 million.  During the six months ended September 30, 2004 NEON recognized a gain of $1.2 million as a result of net cash proceeds in excess of the recorded book value of the notes. JMI Services is an affiliate of John J. Moores, NEON’s largest shareholder.  The proposed sale of the Scalable Software notes was reviewed and approved by the Special Committee of the Board of Directors, consisting of “independent” and disinterested directors, and finally by the full Board of Directors, no member of which was an interested or related party of either JMI Services, Inc. or Scalable Software.  The Board requested and received a fairness opinion from Avail Consulting, Inc., a Houston, Texas based independent valuation and financial consultant, stating that the transaction was fair to the stockholders of NEON from a financial standpoint and recommending that the Board accept the purchase offer made by JMI Services, Inc.  Based on such fairness opinion, consideration of possible decline in the value of the underlying security for the secured note and the potential expense of collection efforts when the notes matured in June 2005, the Board approved the sale of the NESI Notes to JMI Services, Inc. Closing of the transaction occurred on June 17, 2004.

Critical Accounting Policies

The following is a discussion of the accounting policies that NEON believes are (1) most important to the portrayal of its financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

The change in NEON’s net deferred income tax balances during a period, results in a deferred income tax provision or benefit in its statement of operations. If NEON’s expectations about the future tax consequences of past events should prove to be inaccurate or management should change these estimates, the balances of NEON’s deferred income tax assets and liabilities could require significant adjustments in future periods. Such adjustments could cause a material effect on NEON’s results of operations for the period of the adjustment.

RESULTS OF OPERATIONS

The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Revenues:
License	48.1%	31.6%	37.6%	31.2%
Maintenance	48.6	66.5	57.8	67.1
Service	3.2	1.9	4.7	1.7
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of license	8.0	4.4	9.3	2.7
Cost of maintenance	5.8	9.9	6.4	10.0
Cost of service	1.3	—	1.8	—
Total cost of revenues	15.2	14.3	17.5	12.7

Gross profit	84.8	85.7	82.5	87.3

Operating expenses:
Sales and marketing	39.0	44.1	43.8	44.2
Research and development	21.9	34.5	26.0	31.1
General and administrative	16.8	24.0	20.4	24.6
Total operating expenses	77.7	102.6	90.3	99.9

Operating income (loss)	7.1	(16.9)	(7.8)	(12.7)

Gain on sale of notes receivable	4.2	—	3.3	16.6
Interest and other income, net	2.0	1.8	2.6	1.6

Income (loss) before income taxes	13.3	(15.1)	(1.9)	5.5
Income taxes	1.1	—	.8	—
Net income (loss)	12.2%	(15.1)%	(2.7)%	5.5%

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

License revenues for the three months ended September 30, 2005 were $2.9 million, an increase of $1.7 million from $1.2 million for the three months ended September 30, 2004. The increase was due to a combination of greater sales of NEON’s z/Direct products to its installed customer base as well as additional sales of its z/Services products, obtained through the acquisitions of InnerAccess and ClientSoft in fiscal 2005.  During the three months ended September 30, 2005, license revenue from one customer constituted 25% of total license revenues.  During the three months ended September 30, 2004, license revenues from another customer constituted 32% of total license revenues.

Maintenance revenues for the three months ended September 30, 2005 were $2.9 million, an increase of $394,000 over $2.5 million for the three months ended September 30, 2004.  The increase primarily resulted from the acquisitions of ClientSoft and InnerAccess during fiscal 2005.

Service revenues for the three months ended September 30, 2005 and 2004 were $192,000 and $73,000, respectively, as a result of new professional services offerings associated with the acquisition of ClientSoft in December 2004.

COST OF REVENUES

Cost of license revenues primarily consist of amortization of acquired product technology. For the three months ended September 30, 2005 and 2004 cost of license revenues were $477,000, or 17% of license revenues, and $164,000, or 14% of license revenues. The increase in cost of license revenues was due primarily to the acquisition of ClientSoft during fiscal 2005 and the related amortization of acquired technology.

Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance revenues for the three months ended September 30, 2005 were $344,000 or 12% of maintenance revenues, as compared to $373,000, or 15% of maintenance revenues, for the three months ended September 30, 2004. Cost of maintenance revenue as a percentage of maintenance revenue decreased as a result of the greater maintenance revenue, combined with the consolidation of NEON’s technical support staff.

Cost of service revenue primarily represents personnel costs associated with providing professional services to customers.  Cost of service for the three months ended September 30, 2005 was $80,000, or 42% of service revenues.  NEON did not recognize cost of service revenue for the six months ended September, 2004, as it did not offer substantial professional services during such period. The increase in cost of service revenue was due to the growth in the number of professional service hours delivered during the period.

OPERATING EXPENSES

Sales and marketing expenses include personnel costs, sales commissions, travel and promotional expenses. Sales and marketing expenses for the three months ended September 30, 2005 were $2.3 million, an increase of $661,000 from $1.7 million for the three months ended September 30, 2004. The increase was primarily due to expansion of NEON’s direct sales force as a result of the ClientSoft acquisition.

Research and development expenses primarily include personnel costs associated with NEON’s product development staff. Research and development expenses for the three months ended September 30, 2005 and 2004 were $1.3 million, remaining consistent in both periods.

General and administrative expenses include personnel and other costs associated with NEON’s executive, financial, legal and administrative functions. General and administrative expenses for the three months ended September 30, 2005 were $997,000, versus $902,000 for the three months ended September 30, 2004. General and administrative expenses increased during the period as a result of the InnerAccess and ClientSoft acquisitions. During the three months ended September 30, 2005 and 2004, general and administrative expenses included a reduction in previously accrued future lease obligations for vacated facilities. During the three months ended September 30, 2005 and 2004, NEON recognized reductions of such accruals of

$106,000 and $82,000, respectively, related to a new subleases in the United Kingdom during each period.

During the three months ended September 30, 2005, NEON recognized a gain on sale of notes receivable of $250,000 from the installment proceeds received from John J. Moores related to the sale of the NESI notes (see Related Party Transactions).

Interest and other income for the three months ended September 30, 2005 and 2004 was $117,000 and $69,000, respectively.   The increase was primarily a result of greater average short-term interest rates received on cash equivalent investments during the period.

During the three months ended September 30, 2005, NEON recognized $67,000 of income tax expense, of which $37,000 consisted of deferred taxes primarily related to acquired goodwill and intangible assets.  No provision for income taxes was recorded for the three months ended September 30, 2004, as the taxable income was offset by net operating loss carry-forwards that NEON had previously reserved.

As of March 31, 2005, NEON has a net operating loss carry-forward for income tax purposes of approximately $23.4 million that is available to offset future taxable income, if any. The net operating loss carry-forward consists of approximately $19.8 million in the United States, $1.3 million in the United Kingdom, $600,000 in Canada and $1.7 million in Germany. The net operating loss carry-forwards in the United Kingdom and Germany carry forward indefinitely. The net operating loss carry-forwards for the United States and Canada begin expiring in 2020 and 2008, respectively.  Additionally, NEON has a United States loss carryforward of $4.8 million available to offset future capital gains.  NEON has recorded a full valuation allowance against the loss carryforwards in the United States, United Kingdom and Germany.  The deferred tax assets resulting from loss carryforwards in Canada are offset by deferred tax liabilities at September 30, 2005.

SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2004

REVENUES (see additional three month analysis above)

License revenues for the six months ended September 30, 2005 were $3.8, an increase of $1.6 million from $2.3 million for the six months ended September 30, 2004. The increase was due to greater sales of its z/Services products obtained through the acquisition of ClientSoft and InnerAccess during fiscal 2005, combined with greater sales of NEON’s z/Direct products to its installed customer base.

Maintenance revenues for the six months ended September 30, 2005 were $5.9 million, an increase of $995,000 from 4.9 million for the six months ended September 30, 2004. The increase primarily resulted from the acquisitions of ClientSoft and InnerAccess during fiscal 2005.

Service revenues for the six months ended September 30, 2005 and 2004 were $478,000 and $121,000, respectively, as a result of new professional services offerings associated with the acquisition of ClientSoft in December 2004.

COST OF REVENUES (see additional three month analysis above)

Cost of license revenues primarily represents amortization of acquired intangible assets. For the six months ended September 30, 2005 and 2004 cost of license revenues were $953,000 and $196,000, respectively. The increase in cost of license revenues was primarily due to amortization of the technology acquired from InnerAccess and ClientSoft during fiscal 2005.

Cost of maintenance revenues includes personnel and other customer support costs. Cost of maintenance revenues for the six months ended September 30, 2005 were $655,000, or 11% of maintenance revenues, as compared to $736,000, or 15% of maintenance revenues, for the six months ended September 30, 2004.  The decrease in cost of maintenance as a percentage of maintenance revenue was primarily due to the increase in maintenance revenue, combined with the consolidation of the technical support staff after the acquisitions of InnerAccess and ClientSoft.

Cost of service revenue primarily represents personnel costs associated with providing professional services to customers.  Cost of service for the six months ended September 30, 2005 was $186,000, or 39% of service revenues.  NEON did not recognize cost of service revenue for the six months ended September, 2004. The increase in cost of service revenue was due to the growth in the number of professional service hours delivered during the period.

OPERATING EXPENSES (see additional three month analysis above)

Sales and marketing expenses include personnel costs, sales commissions, travel and promotional expenses. Sales and marketing expenses for the six months ended September 30, 2005 were $4.5 million, an increase of $1.2 million from $3.2 million for the six months ended September 30, 2004. The increase was primarily due to expansion of NEON’s direct sales force as a result of the ClientSoft acquisition.

Research and development expenses primarily include personnel costs associated with NEON’s product development staff. Research and development expenses for the six months ended September 30, 2005 were $2.7 million, an increase of $384,000 from $2.3 million for the six months ended September 30, 2004.  The increase in research and development is primarily due to the expansion of the research and development staff as a result of the ClientSoft and InnerAccess acquisitions during fiscal 2005.

General and administrative expenses include personnel and other costs associated with NEON’s executive, financial, legal and administrative functions. General and administrative expenses for the six months ended September 30, 2005 were $2.1 million, an increase of $288,000 from $1.8 million for the six months ended September 30, 2004. The increase was due primarily to the acquisitions of ClientSoft and InnerAccess during fiscal 2005. Each of the six months ended September 30, 2005 and 2004, included an approximate $106,000 reduction of previously accrued future lease obligations for vacated facilities as a result of the renegotiation or sublease of two of NEON’s leases.

During the six months ended September 30, 2005, NEON recognized a $336,000 gain on the sale of notes receivable from NESI resulting from total net proceeds of $4.6 million, in excess of the $4.3 million recorded net book value.

During the six months ended September 30, 2004, NEON sold its notes receivable from Scalable Software for $4.7 million, net of direct costs, and recognized a gain on the sale of $1.2 million.

Interest and other income for the six months ended September 30, 2005 and 2004 was $265,000 and $114,000, respectively.   The increase was primarily a result of greater average short-term interest rates received on cash equivalent investments during the period.

During the six months ended September 30, 2005, NEON recognized $80,000 of income taxes, of which $50,000 consisted of deferred taxes primarily related to acquired goodwill and intangible assets.  No provision for income taxes was recorded for the six months ended September 30, 2004, as the taxable income was offset by net operating loss carry-forwards that NEON had previously reserved.

As of March 31, 2005, NEON has a net operating loss carry-forward for income tax purposes of approximately $23.4 million that is available to offset future taxable income, if any. The net operating loss carry-forward consists of approximately $19.8 million in the United States, $1.3 million in the United Kingdom, $600,000 in Canada and $1.7 million in Germany. The net operating loss carry-forwards in the United Kingdom and Germany carry forward indefinitely. The net operating loss carry-forwards for the United States and Canada begin expiring in 2020 and 2008, respectively.  Additionally, NEON has a United States loss carryforward of $4.8 million available to offset future capital gains.  NEON has recorded a full valuation allowance against the loss carryforwards in the United States, United Kingdom and Germany.  The deferred tax assets resulting from loss carryforwards in Canada are offset by deferred tax liabilities at September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

NEON’s cash and cash equivalents at September 30, 2005 were $16.5 million, an increase of $3.1 million from $13.3 million at March 31, 2005. This increase was due primarily to the sale of the notes receivable from NESI.

Net cash used in operating activities was $1.3 million for the six months ended September 30, 2005, versus $452,000 for the six months ended September 30, 2004.  Net cash used in operating activities for the six months ended September 30, 2005 included a reduction of $1.5 million in accounts payable and accrued expenses as well as a $607,000 decline in deferred revenue. The net cash used in operating activities during the six months ended September 30, 2004, resulted primarily from the operating loss in excess of non-cash expenses.

During the six months ended September 30, 2005, net cash provided by investing activities was $4.5 million, which was primarily attributable to the proceeds from the sale of the NESI notes receivable to John J. Moores.  Net cash provided by investing activities during the six months ended September 30, 2004 was $1.8 million and was primarily due to the sale of the notes receivable from Scalable Software to JMI Services in excess of cash used to acquire InnerAccess.

NEON’s net cash provided by financing activities was $122,000 and $10,000 for the six months ended September 30, 2005 and 2004, respectively. The net cash provided by financing activities in both periods represents proceeds from the exercise of employee stock options.

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

Other Matters

Section 408 of the Sarbanes-Oxley Act of 2002 requires that the staff of the Securities and Exchange Commission (the “SEC Staff”) review the filings of all reporting companies not less frequently than once every three years. In accordance with that requirement, the SEC Staff recently reviewed the Company’s periodic reports and issued a letter (the “Comment Letter”) on September 2, 2005 commenting on certain aspects of the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. Among the comments, the SEC Staff asked the Company to provide support for its position that the sale of the Scalable and NESI notes receivables were not capital transactions. The SEC Staff also asked the Company to provide support for its assessment that the Company was not the primary beneficiary of Scalable and NESI under FIN 46(R). The Company has carefully analyzed the relevant generally accepted accounting principles and believes it has correctly accounted for the transactions. The Company provided a detailed response by letter on October 7, 2005. The SEC Staff is evaluating the Company’s response. The accounting matters are complex and require the Company’s judgment, and there can be no certainty that the SEC Staff ultimately will agree with our position. Certain of the matters reviewed by the SEC Staff pertain to transactions which may be material to the financial statements.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, as revised, Share-based Payment (SFAS 123(R)).  The implementation of SFAS 123(R) is effective for SEC filings for the first interim period of the first fiscal year beginning after June 15, 2005.  SFAS 123(R) requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on grant date fair values of the awards, adjusted to reflect actual forfeitures and the outcome of certain other conditions. The fair value is generally not re-measured, except in limited circumstances, or if the award is subsequently modified.  SFAS 123(R) will require NEON to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided. This will change current practice as, upon adoption, NEON must cease using the intrinsic value method of accounting, currently permitted by APB 25 that resulted in no expense for most of the Company’s stock option awards.

NEON will adopt the provisions of SFAS 123(R) as of April 1, 2006, which will require NEON to recognize compensation expense in future periods as stock options granted prior to adoption of SFAS 123(R) continue to vest over time. Adoption of SFAS 123(R) will likely have a material impact on the results of operations.  However, the impact of adoption will depend on levels of share-based payments granted in the future.  The Company currently uses the Black-Scholes option pricing model to value its awards.  Selection of a different valuation model could result in a different fair value measure than that determined by the previously used pricing model.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154).  SFAS 154 changes the accounting and reporting requirements for a change in accounting principle, requiring retrospective application to prior period financial statements of changes in accounting principle as if that principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 applies to all voluntary changes in accounting principle and redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error.

Tabular Disclosure of Contractual Obligations

The following table presents NEON’s contractual cash obligations for the full fiscal year periods beginning April 1, 2005:

	Payments Due by Period
	Total Due	Fiscal 2006	1-3 Years	4-5 Years	> 5 Years

Long-term debt obligations	$19	$19	$—	$—	$—
Operating lease obligations (1)	4,706	1,124	1,989	1,593	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet under US GAAP (2)	184	88	96	—	—

Total	$4,909	$1,231	$2,085	$1,593	$—

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

NEON adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash and cash equivalents approximated $16.5 million at September 30, 2005, and were invested in different types of investment-grade commercial paper and money securities.  NEON believes that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for fiscal year 2006.

ITEM 4.   CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There has been no change in our internal control over financial reporting during the six months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                             UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS – Not applicable

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES - Not applicable.

ITEM 4.                             SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On September 19, 2005, NEON convened its Annual Meeting of Stockholders for the fiscal year ended March 31, 2005.  As of the record date of August 11, 2005, there were approximately 8,644,798 million shares issued and outstanding.  At the Annual Meeting, which was held at NEON’s headquarters in Sugar Land, Texas on September 19, 2005, the following matters were submitted to the stockholders for a vote and were approved by the vote reflected below each such proposal (percentages reflect percentage of total outstanding common stock):

•                  Election of five directors to serve on the Board of Directors

At the annual meeting of stockholders held on September 19, 2005, the following five directors were elected as directors for terms expiring at the annual meeting to he held in 2006:  George Ellis, Richard Holcomb, Mark J. Cresswell, David F. Cary, Loretta Cross and William Wilson.

The voting results were as follows:

(In thousands)

Nominee	Votes For	(%)	Votes Withheld (%)

George Ellis	8,591,308	99.4%	25,325.03%
Richard Holcomb	8,592,008	99.4%	24,625.03%
Mark Cresswell	8,567,108	99.1%	49,525.06%
David F. Cary	8,567,208	99.10%	49,425.06%
Loretta Cross	8,559,008	99.0%	57,625.07%
William Wilson	8,566,208	99.0%	50,425.06%

•                  Ratification of KPMG LLP as independent registered public accounting firm for the fiscal year ending March 31, 2006

The Audit Committee of the Board of Directors selected KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2006. KPMG LLP has audited the Company’s financial statements since its initial public offering in fiscal 1999.

At the Annual Meeting of Stockholders on September 19, 2005, the stockholders ratified the Board’s selection of KPMG as NEON’s independent registered public accounting firm, casting 8,581,087 million votes in favor of the ratification (95.3%) and 35,062 votes against ratification (.04%), with 484 abstentions (.01%).

ITEM 5.                             OTHER INFORMATION - None

ITEM 6.                             EXHIBITS

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

NEON SYSTEMS, INC.

Date: November 14, 2005	/s/ Brian D. Helman
Chief Financial Officer
(principal financial and accounting officer)

Date: November 14, 2005	/s/ Mark Cresswell
President and Chief Executive Officer
(principal executive officer)